Form 10QSB
period 2000-06-30
I T TECHNOLOGY INC
filed 2000-09-14
CIK 1100006

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 2O549

                                  FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

   [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2000 or
                                               -------------

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________
Commission File Number 000-30-543

                              I.T. TECHNOLOGY, INC.
             (Exact name of Registrant as specified in its charter)

                Delaware                              98-0200077
      ------------------------------              -------------------
     (State or other jurisdiction of                (IRS Employer
      incorporation or organization)              Identification No.)


           34-36 Punt Road Windsor Melbourne Victoria, 3181 Australia
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                               011 (613)9533-7800
                               ------------------
                         (Registrant's telephone number,
                              including area code)


           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.001 per share
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days.
Yes  [ ]       No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 16,500,000 outstanding shares of Common Stock as of September 11, 2000.

                                     PART 1


                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      PAGE
                                                                    ----------
CONSOLIDATED BALANCE SHEETS                                         F-1


CONSOLIDATED STATEMENTS OF OPERATIONS                               F-2


CONSOLIDATED STATEMENT OF CASH FLOWS                                F-3


CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                F-4 - F-12

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30, 2000    DECEMBER 31,1999
                                                                                 -----------       -----------
                                                                                 (UNAUDITED)
                                     ASSETS
Current Assets:
    Cash and cash equivalents                                                    $   302,711       $ 2,179,998
    Prepaid expenses                                                                  13,223                 -
                                                                                 -----------       -----------
                                                                                     315,934         2,179,998

PROPERTY AND EQUIPMENT, net                                                          639,164           649,021

INVESTMENT IN STAMPVILLE.COM INC                                                   1,811,144         2,323,922

INVESTMENT IN VIDEO DOME                                                             150,000                 -

DEFERRED OFFERING COSTS                                                              495,422            33,682
                                                                                 -----------       -----------
               Total assets                                                      $ 3,411,664       $ 5,186,623
                                                                                 ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                             $    27,112       $    28,001
    Note payable due to Ledger Technologies Pty Ltd                                  300,000                 -
    Accrued expenses                                                                  47,346            40,331
    Payable due to Stampville.Com Inc                                                446,438         1,425,508
                                                                                 -----------       -----------
               Total current liabilities                                             820,896         1,493,840

PAYABLE TO STAMPVILLE.COM INC.-less current portion                                  316,874           584,369
NOTE PAYABLE                                                                         421,330           455,848
COMMITMENTS AND CONTINGENCIES                                                             --                --
STOCKHOLDERS' EQUITY
    Preferred stock, par value $.001; authorized 25,000,000
    shares, no shares issued and outstanding                                              --                --
    Common stock, par value $.001; authorized 100,000,000
    shares issued and outstanding 16,500,000 share respectively                       16,500            16,500
    Additional paid-in capital                                                     3,055,509         3,055,509
    Deficit accumulated during the development stage                              (1,219,445)         (419,443)
                                                                                 -----------       -----------

                                                                                   1,852,564         2,652,566
                                                                                 -----------       -----------
                                                                                 $ 3,411,664       $ 5,186,623
                                                                                 ===========       ===========

                The accompanying condensed notes are an integral part of these consolidated financial statements.

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                                PERIOD FROM
                                                 THREE MONTHS ENDED               SIX MONTHS ENDED               FEBRUARY 2,
                                                      JUNE 30,                         JUNE 30,               1999 (INCEPTION)
                                             ----------------------------     -----------------------------        THROUGH
                                                 2000            1999             2000             1999         JUNE 30, 2000
                                             ------------    ------------     ------------     ------------    ---------------
Income and (expenses)
              Foreign currency
              transaction gain               $     11,568    $     13,298     $     35,564     $     13,298      $     52,597
              Other income                          4,416               -            4,416                -             4,416
              Interest, net                      (120,885)              -         (112,583)               -          (103,409)
              Legal and professional
              fees                                (16,284)        (54,343)         (59,982)         (54,343)         (185,669)
              Salaries                            (75,152)              -         (105,975)               -          (172,593)
              Travel and entertainment            (16,761)         (3,177)         (22,503)          (3,177)          (56,178)
              Equity in loss of
              Stampville.Com Inc.                (246,089)              -         (512,778)               -          (698,733)
              Other expense                        (5,057)           (663)         (26,161)            (663)          (59,876)
                                             ------------    ------------     ------------     ------------      ------------
                NET LOSS                     $   (464,244)   $    (44,885)    $   (800,002)    $    (44,885)     $ (1,219,445)
                                             ============    ============     ============     ============      ============

Basic and diluted loss per common share      $      (0.03)   $      (0.00)    $      (0.05)    $      (0.00)
                                             ============    ============     ============     ============

Weighted-average shares outstanding            16,500,000      12,150,000       16,500,000       12,150,000
                                             ============    ============     ============     ============



                The accompanying condensed notes are an integral part of these consolidated financial statements.

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                  PERIOD FROM
                                                                     SIX MONTHS ENDED             FEBRUARY 2,
                                                                         JUNE 30,               1999 (INCEPTION)
                                                               ----------------------------         THROUGH
                                                                  2000              1999         JUNE 30, 2000
                                                               -----------       -----------    ---------------
Increase (decrease) in cash:
Cash flows from operating activities:
        Net loss                                               $  (800,002)      $   (44,885)      $(1,219,445)
        Adjustments to reconcile net loss to net
          cash (used in) provided by operating
          activities
          Depreciation and amortization                             18,142                65            32,994
          Amortization of debt discount                            109,685                 -           109,685
          Equity in losses of Stampville.Com Inc.                  512,778                 -           698,733
          Increase in prepaid expenses                             (13,223)                -           (13,223)
          Increase in accounts payable                                (889)           41,048            27,112
          Increase in accrued expenses                               7,015                 -            47,346
          Nonmonetary compensation                                       -             7,500             7,500
                                                               -----------       -----------       -----------
           Net cash (used in) provided by operating
           activities                                             (166,494)            3,728          (309,298)
                                                               -----------       -----------       -----------

Cash flows from investing activities:
        Payment to Stampville.Com Inc.                          (1,000,000)         (100,000)       (1,500,000)
        Investment in Video Dome                                  (150,000)                -          (150,000)
        Purchase of property plant & equipment                      (8,285)           (2,157)         (216,310)
                                                               -----------       -----------       -----------
           Net cash used in investing activities                (1,158,285)         (102,157)       (1,866,310)
                                                               -----------       -----------       -----------

Cash flows from financing activities:
        Payments to Stampville                                    (356,250)                -          (356,250)
        Proceeds from issuance of common stock                           -           392,790         3,064,509
        Proceeds from Note payable -- Ledger Technologies          300,000                 -           300,000
        Increase in deferred offering costs                       (461,740)                -          (495,422)
                                                               -----------       -----------       -----------
           Net cash (used in) provided by
                financing activities                              (517,990)          392,790         2,512,837
                                                               -----------       -----------       -----------

Effect of exchange rate changes on note payable                    (34,518)                -           (34,518)
                                                               -----------       -----------       -----------

           Net (decrease) increase in cash                      (1,877,287)          294,361           302,711

Cash at beginning of period                                      2,179,998                 -                 -
                                                               -----------       -----------       -----------

Cash at end of period                                          $   302,711       $   294,361       $   302,711
                                                               ===========       ===========       ===========

Supplemental disclosures of noncash investing activities:
        Property acquired by issuance of note payable          $         -       $         -       $   455,848
                                                               ===========       ===========       ===========
        Investment in Stampville.Com Inc,
          acquired through a liability                         $         -       $         -       $ 2,009,877
                                                               ===========       ===========       ===========

        Issuance of Common Stock for Services                  $         -       $         -       $     7,500
                                                               ===========       ===========       ===========

                The accompanying condensed notes are an integral part of these consolidated financial statements.

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE A - COMPANY BACKGROUND AND BUSINESS PLAN

        I.T. Technology, Inc. (I.T. or the "Company") was incorporated on February 2, 1999 to engage in businesses related to the internet, e-commerce and technology ventures, directly and through the acquisition of equity ownership in internet related and other technology companies. I.T. has two wholly-owned subsidiaries, I.T. Technology Pty. Ltd., which furthers its operations in Australia and Bickhams Capital, Inc. (collectively referred to as the "Company").

        The Company is in the development stage, and its efforts through June 30, 2000 have been principally devoted to organizational activities, raising capital, acquiring equity interests in Stampville.Com Inc. and VideoDome.com Networks, Inc and other development efforts. Management anticipates incurring substantial additional losses as it pursues its strategies. Additionally, the Company will require substantial capital to fund further development and operations of Stampville.Com Inc. (See Note F). The Company intends to meet its current anticipated capital funding requirements principally through proceeds from the sale of up to
        4.5 million of its shares of common stock in an Initial Public Offering ("IPO"). On August 4, 2000, the Company's registration statement filed on Form SB-2 with the Securities and Exchange Commission covering the offer and sale of these shares was declared effective. Prior to the disbursement to the Company of any proceeds from the sale of shares in the IPO, the Company must receive a minimum of $5 million of proceeds. To date this minimum has not been reached. If the minimum is reached, the Company expects that the proceeds of the IPO will be sufficient to fund its activities and investments over the near term. There can be no assurance that the Company will be able to complete the offering, or make further investments in Stampville.Com Inc. to retain its 50.1 percent interest. Until such time as the Company raises at least the Minimum proceeds in the IPO, it will rely on loans from affiliates, at their discretion, and/or debt or equity financings through private placements from third parties to finance its operations.

NOTE B - UNAUDITED CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS

        The consolidated financial data as of and for the six months and the three months ended June 30, 2000 included in the accompanying financial statements have been derived from our unaudited financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission ("the Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations,

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

        although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's amendment No.7 to Form SB-2 Registration Statement dated August 4, 2000 for the year ended December 31, 1999. In the opinion of management, the unaudited financial statements and condensed notes have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations as of such date and for such period. The results for the six month and the three month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year or the remaining quarters of 2000.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        1. Principles of Consolidation

        The consolidated financial statements include the accounts of I.T. and its wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated.

        2. Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        3. Property and Equipment

        Property and equipment are stated at cost. Depreciation is provided for using the straight-line method of accounting over the estimated useful lives ranging from 5 to 25 years.

        4. Investment in Stampville.Com Inc.

        The investment in Stampville.Com Inc. consists of a 50.1 percent equity interest and is accounted for using the equity method because of the remaining contingent payment of $5,000,000. If this payment is not completed, the Company's interest will be reduced. (Note F).

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

        5. Income Taxes

        Deferred income taxes are recorded using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income taxes are provided for when there is a temporary difference in recording such items for financial reporting and income tax reporting. The temporary differences that give rise to deferred tax assets primarily are depreciation and accrual to cash adjustments which were reduced by a like amount because of the uncertainty that the deferred tax assets will not be realized.

        6. Foreign Currency

        The functional currency of the subsidiary, which has no ongoing revenue producing operations and is entirely dependent on the Company for its financing, is considered to be the U.S. dollar. Transaction gains and losses arise primarily from cash maintained in an Australian bank and a note payable that will be settled in Australian dollars. Accordingly, transaction gains and losses are included in the determination of net loss for the period.

        7. Deferred Offering Costs

        Deferring offering costs include expenses incurred in connection with the Company's registration statement on Form SB-2, which was declared effective on August 4, 2000. These costs will be charged against stockholders' equity upon successful completion of the respective offering. If the offering is not consummated, the deferred offering costs will be charged to expense.

NOTE D - PROPERTY AND EQUIPMENT

        Property and equipment consists of the following as of:


                                   JUNE 30,       DECEMBER 31,
                                     2000             1999
                                  ----------      ------------
                                  (unaudited)
  Land                             $ 150,000       $ 150,000
  Building                           451,630         451,630
  Office equipment                    70,528          62,243
                                   ---------       ---------
                                     672,158         663,873
Less accumulated depreciation        (32,994)        (14,852)
                                   ---------       ---------
                                   $ 639,164       $ 649,021
                                   =========       =========

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE E - CAPITALIZATION

        1. Preferred Stock

        The Company has authorized the issuance of 25,000,000 shares of preferred stock, par value $.001 per share. The Board of Directors of the Company has the right to create one or more series of preferred stock and to determine the rights, preferences and privileges of any such series.

        2. Common Stock

        The Company issued 4,000,000 shares of common stock to the founders through controlled companies at a purchase price of $0.005 per share (aggregate of $20,000).

        The Company issued 10,000,000 shares of common stock to various companies that are affiliates of certain officers of the Company at purchase prices between $0.05 and $0.125 per share (aggregate of $631,250), excluding offering costs of $27,120.

        On October 26, 1999, the Company issued 2,500,000 shares of common stock to Instanz Nominees Pty. Ltd., a related party, at a purchase price of $1.00 per share, excluding offering costs of $59,531.


NOTE F - INVESTMENT IN STAMPVILLE.COM INC.

        Pursuant to the terms of a Stock Purchase Agreement dated June 18, 1999, the Company acquired a 6% equity interest in the common stock of Stampville.Com Inc., an unrelated party, and had an option to acquire additional shares representing up to 19% (for a total of 25%) of Stampville.Com Inc. common stock at its sole discretion in various amounts up to an aggregate of $5,000,000 over the next three years. Stampville.Com Inc. is newly formed (April 14, 1999) to engage in the business of selling collectible stamps and other memorabilia on the Internet and on a wholesale basis to chain stores and small businesses, and on a retail basis to the general public. Stampville.Com Inc. is a development stage enterprise and its activities through June 30, 2000 have been principally devoted to organizational and development activities and the initial launch of its website.

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

        On December 8, 1999, the Stock Purchase Agreement was amended to accelerate the payment terms contained in the original Stock Purchase Agreement, which would allow the Company to own an immediate 50.1 percent of Stampville.Com Inc.'s common stock. The amended agreement included payments terms as follows:

        1. Cash payment of $500,000.

        2. Cash payment of $1,000,000 payable within 60 days from the date of the amended agreement.

        3. Eight equal quarterly installments of $156,250 ($1,250,000) payable commencing upon the execution of the amended agreement. The installment payable was discounted $240,123, using a discount rate of 20%. The first quarterly payment was made on May 8, 2000, with further subsequent advanced quarterly payments aggregating to $ 200,000 made during the quarter ending June 30, 2000. The discount is being amortized over the term of the payable using the effective interest method.

        4. The Company agrees to use commercially reasonable efforts to make a further payment, or otherwise cause a party or parties designated by the Company to invest an additional $5,000,000 in Stampville.Com Inc. The additional payment is payable no later than twelve (12) months from the date of the amended agreement; or alternatively within 30 days following the closing of the Company's IPO that raises a minimum amount of $10,000,000.

        If the Company fails to make or have made the further payment of $5,000,000 (as noted in point 4 above), its ownership percentage would be reduced to the lessor of (a) 27.5% of Stampville's Common Stock or
        (b) the total invested by the Company pursuant to the purchase agreement divided by $100,000.

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


        The following summarizes the investment in Stampville.Com, Inc.:

              Cash payment of $250,000 (paid under original agreement)                               $   250,000
              Cash payment of $250,000 (paid prior to December 31, 1999)                                 250,000
              Cash payment of $1,000,000 (paid on or about February 14, 2000)                          1,000,000

              Installment payable, less discount of $240,123                                           1,009,877
                                                                                                     -----------
              Total Contribution                                                                       2,509,877
              Equity in losses in Stampville.Com Inc. for the period ended December 31, 1999            (185,955)
                                                                                                     -----------

              Balance as at December 31, 1999                                                          2,323,922
              Equity in losses in Stampville.Com Inc. for the 6 months ended
              June 30, 2000 (unaudited)                                                                 (512,778)
                                                                                                     -----------
              Balance as at June 30, 2000 (unaudited)                                                $ 1,811,144
                                                                                                     ===========

        In connection with the amended Stock Purchase Agreement, the Company granted to individuals nominated by the current shareholders of Stampville.Com Inc., other than the Company, options to purchase 1,600,000 shares of the Company's common stock at an exercise price equal to $1.25 per share. Upon completion of the additional $5,000,000 payment mentioned above, the options become exercisable commencing two years from the date of grant in increments of 20 percent per annum.

        In addition, the Company has entered into a shareholders agreement with Stampville.Com Inc. and its shareholders that, among other things, restricts the ability of the shareholders of Stampville.Com Inc. to transfer their interests; provides that at least one board of director of Stampville.Com Inc. be designated by the Company and requires that the Company-designated director approve of certain significant corporate transactions; and provides that at least one of the executive officers of Stampville.Com Inc. be an individual selected by the Company and that the Company representative have the right to approve certain corporate transactions. The Company's right to any preferential board and management representation will terminate at the earlier of the cancellation of the Stock Purchase Agreement or on June 18, 2002. Stampville.Com Inc.'s continuance is dependent on its ability to obtain funds from the Company pursuant to the Stock Purchase Agreement and its continued agreement with

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


        IGPC. There can be no assurance that the Company or Stampville.Com Inc. will obtain the financing to develop or to sustain the operations of Stampville.Com Inc.

        Stampville.Com Inc. entered into an agreement dated December 1, 1999, with the Inter-Governmental Philatelic Corporation (IGPC), of which the president is a related party to certain officers of Stampville.Com Inc., whereby IGPC will provide stamp sheets as well as additional services, including website content, to Stampville.Com Inc.

        The agreement with IGPC has a term of three years with an automatic renewal to extend for an additional two years, unless terminated at the end of the initial term by either party. In addition, IGPC extended a line of credit not to exceed $2,000,000 to Stampville.Com Inc. for the purchase and shipping of stamps from IGPC. Amounts outstanding under the credit line are payable within 120 days from the date of such credit.

        Should Stampville.Com Inc. not be able to renew its contract with IGPC on favorable terms, or require a change in stamp providers, this could cause significant service disruptions, which may have an adverse affect on the Company. Stampville is presently pursuing business relationships with various other worldwide philatelic dealers.

        The Company has entered into a consulting agreement with an individual, who is affiliated with the Company who has provided services to the Company in connection with its investment in Stampville.Com Inc. Pursuant to the agreement, the Company issued 150,000 shares of its common stock to the individual. As a result, the Company recorded compensation expense of $7,500. The Company will issue up to an additional 350,000 shares of Common Stock if it raises at least $10,000,000 through an initial public offering or invests additional funds in Stampville.Com, Inc. in an amount such that it retains a minimum of no less than a 25% equity interest in Stampville.Com, Inc. Pursuant to an amended agreement, the individual is further entitled to payments of 1% of cash distributions (i.e. initial public offering or sale) made to Stampville's shareholders.

NOTE G - INVESTMENT IN VIDEODOME.COM NETWORKS INC.

        On March 24, 2000, the Company entered into an option agreement to acquire up to a 50.1% equity interest in VideoDome.Com Networks, Inc. (VideoDome). On April 10, 2000, the Company invested an initial $150,000 for a 5% equity interest in VideoDome. The Company has the option to acquire an additional 5% for $150,000 (see Note K) and the remaining 40.1% equity interest for approximately $5,000,000 upon completion of due diligence,

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

        receipt from VideoDome of audited financial statements, and the raising of sufficient funds to complete the potential investment in VideoDome. Management is under no obligation to either continue or discontinue the Videodome acquisition. Management believes that given the significant level of uncertainty, the consummation of the proposed acquisition is currently not probable.

NOTE H - NOTES PAYABLE

        Long-term debt at June 30, 2000 consists of:

        (i) A loan to purchase property on 34-36 Punt Road in Melbourne Australia, collateralized by the building and bearing interest at a rate of 7.25% per annum. The loan requires monthly payments of interest with the principal balance due in July 2001. The loan is guaranteed by a shareholder of the Company. Pursuant to the terms of the purchase agreement, title to the property will transfer when the principal balance is paid in full.

        (ii) Note payable to Ledger Technologies Pty. Ltd., a related party. Ledger Technologies Pty. Ltd. has committed to loan the Company up to $500,000 to fund its working capital needs, including potential quarterly payments to Stampville. The loan bears interest at the rate of ten percent (10%) per annum and is payable in equivalent Australian dollars.

         NOTES PAYABLE CONSISTS OF THE FOLLOWING AS OF:

                                               JUNE 30,     DECEMBER 31,
                                                 2000           1999
                                              -----------    -----------
                                              (unaudited)
Property loan -  34-36 Punt Road Melbourne
Australia                                       $421,330      $455,848
Loan from affiliate - Ledger Technologies                            _
Pty. Ltd                                         300,000
                                                --------      --------
                                                $721,330      $455,848
                                                ========      ========

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE I - STOCK OPTION PLAN

        In January 2000, the Company's board of directors authorized the issuance of up to 1,650,000 shares of common stock in connection with the Company's 2000 Stock Option Plan). The 2000 Stock Option Plan will become effective in connection with the registration statement filed on February 14, 2000. The Company intends to grant options under the Stock Option Plan to officers, directors, employees and consultants of the Company and its subsidiaries. The Company has not granted any options under the 2000 Stock Option Plan.


NOTE J - CONSULTING AGREEMENT WITH PETTY CONSULTING, INC.

        On January 17, 2000, the Company entered into a one-year Consulting Agreement with Petty Consulting, Inc. pursuant to which Robert Petty agreed to provide consulting services with annual compensation payable to his consulting corporation in the amount of $12,000, to be paid in accordance with the Company's general compensation practices. Stampville has also entered into a one-year Consulting Agreement with Petty Consulting, Inc. pursuant to which Robert Petty agreed to provide consulting services.

        Under the consulting agreement, the Company granted stock options to acquire up to 1,450,000 shares of common stock at an exercise price ranging from $1 to $2. The stock options vest upon reaching certain market capitalization objectives or selling equity securities of one or more of the Company's subsidiaries in an initial public offering or through a third-party sale.

        The stock option term is the lesser of (i) two years from the vesting date, (ii) five years from the date of the consulting agreement, or
        (iii) 30 days after the termination of Robert Petty's employment or consulting arrangement for the Company.

NOTE K - SUBSEQUENT EVENTS

        As of August 28, 2000, the loan agreement with Ledger Technologies Pty. Ltd., was increased to $775,000 and an additional $475,000 was borrowed under the note.

        On July 27, 2000, the Company borrowed $150,000 from Instanz Nominees Pty. Ltd., a related party. These loans bear interest at the rate of ten percent (10%) per annum and the loan from Ledger Technologies Pty. Ltd. is payable in equivalent Australian dollars.

        Subsequent to June 30, 2000, the Company made additional payments to Stampville of approximately $475,000 and also invested an additional amount of $150,000 in Videodome to acquire a further 5% equity interest.

  CAUTIONARY SAFE HARBOR STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES
                         LITIGATION REFORM ACT OF 1995.

Certain information contained in this Form 10-Q is forward looking information within the meaning of the Private Securities Litigation Act of 1995 (the "Act") which became law in December 1995. In order to obtain the benefits of the "safe harbor" provisions of the act for any such forwarding looking statements, the Company wishes to caution investors and prospective investors about significant factors which among others have affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward looking statements. This Form 10-Q report contains forward looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control including: the availability of financing, the success of Stampville's operations, competition, technological advances and slower than anticipated completion of research and development projects.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND PLAN OF OPERATIONS

        The company was formed in February 1999 and is in the early stage of development. We are engaged in Internet, e-commerce and other technology businesses. We expect to add value to operating companies by providing active and ongoing management infrastructure, support, funding, and expertise. Our goal is to identify entities that have high growth potential and can benefit from the commercial and financial expertise of our personnel. We assist in the development and recruitment of key management to support accelerated financial and operational growth and enhanced efficiency. Our practice is to emphasize relationships in which our resources can enhance the creative and technological skills of our partners.

        We do not have any meaningful revenues, and will not generate any meaningful revenues until after we implement our strategic plan and attract and retain a significant number of e-commerce and related businesses. We do not anticipate generating any meaningful revenue for at least several months, if at all. Accordingly, a comparison of the quarter ended June 30, 2000 to the corresponding period in 1999 is not meaningful.

        Depending upon the level of our business activity and the timing and availability of financing proceeds, including a portion of the proceeds from the sale of up to 4.5 million shares of common stock in our Initial Public Offering (the "IPO"), if we raise the minimum required amount of $5,000,000 to consummate the offering, we anticipate hiring several additional employees over the next twelve months to market our services to potential businesses and develop the infrastructure of Stampville and potentially VideoDome. Beyond the development of Stampville and potential further investments in VideoDome, we are continually reviewing and considering e-commerce and other related enterprises and ventures, but have not made any commitments at this stage. At this time, there are no plans, proposals, arrangements or understandings for the acquisition of other companies.

        Subject to the availability of financing, Stampville's business plans contemplate a continuance of development of a portal community Web site for the collectable postage stamp community that will service a wide range of areas surrounding the stamp market and possibly other areas of interest, which may include coins and sports memorabilia. These plans also contemplate expansion beyond hobbyists and collectors to the art, entertainment and other targeted specialty markets and to develop a wholesale distribution channel for sale of its products as well.

        We have generated losses from our inception and anticipate that we will continue to incur significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with establishing, attracting and retaining a significant business base. Since our inception through June 30, 2000 our cumulative net losses were $ 1,219,445. There can be no assurance that we will be able to attract and retain a sufficient number of e-commerce businesses to generate meaningful revenues or achieve profitable operations.

Quarter ended June 30, 2000

        During the quarter ending June 30, 2000, we made payments to Stampville of $356,250 and continued the expansion of Stampville's developmental activities, including the launch of several new micro-sites. Through June 30, 2000, we invested $1,856,250 in Stampville. In particular we established business infrastructure, launched the web site and continued development of our database of stamp information involving scanning and data entry on each stamp. We also continued with the development of Stampville's Web site during the quarter expending approximately $94,000 in technology.

On April 10, 2000, we exercised the initial tranche to purchase 5% of the equity interest in VideoDome through the payment of $150,000, through our wholly-owned subsidiary, Bickhams Capital, Inc., pursuant to our agreement from March 24, 2000, granting us an option to acquire up to a 50.1% equity interest in VideoDome.Com Networks, Inc., a provider of streaming video services on the Internet to consumer and corporate clients. Our option to purchase up to a 50.1% equity interest in VideoDome is exercisable in three tranches. After the second quarter, on July 28, 2000 we exercised the second tranche to purchase an additional 5% of the equity interest in VideoDome through the payment of an additional $150,000. Our exercise of the final tranche for 40.1% of the equity interest in VideoDome for $5,000,000 is contingent upon completion to our satisfaction of complete due diligence regarding VideoDome which must be exercised on or before October 31, 2000, receipt from VideoDome of audited financial statements, and our acquisition of sufficient funds to complete this investment in VideoDome. Other factors which will enter into the Company's ultimate investment in VideoDome will be our intended investment in Stampville, financing our other operations and/or other potential investments. We are under no obligation to exercise the options to purchase the VideoDome interest. Therefore, we can offer no guarantee that our potential acquisition of a majority interest in VideoDome will be realized.

        As a result of these activities, we incurred a net loss of $464,244 during this period. As we were only incorporated on February 2, 1999 and had only made our initial investment in Stampville toward the end of the second quarter last year, on June 18, 1999, our activities during the second quarter of 1999 were essentially limited to that of assisting in the establishment of Stampville and preparing to raise capital.

        On June 6, 2000, Ledger Technologies Pty. Ltd. committed to loan us up to $500,000 to fund our working capital needs, including potential quarterly payments in Stampville. As of June 30, 2000, Ledger Technologies lent us $300,000, $50,000 of which was used to fund our working capital needs and $150,000 of which was remitted to Stampville on June 14, 2000. A further $100,000 of these loan proceeds was remitted to Stampville on July 3, 2000. The loan bears interest at the rate of ten percent (10%) per year and the amount is due in equivalent Australian dollars. Ledger Technologies is one of our stockholders. Lisa Mochkin, a director of Ledger Technologies, is the wife of Levi Mochkin, our Chief Executive Officer and director.

Fiscal Year ended December 31, 1999

        During 1999 our principal activities consisted of initial formation activities, the assembly of our current management team, the raising of capital through private placements and our location of and acquiring interests in our initial acquisition target, Stampville.Com Inc. Prior to December 31, 1999, we issued 16,500,000 shares of common stock to various entities that are affiliates of certain officers and/or directors of the company and received cash proceeds of $3,151,250 and services of $7,500. In mid-1999, we signed an agreement with Stampville.Com Inc., a newly-formed company. Stampville is being developed to become a global center for stamp products and services and potentially other collectibles such as coins and sports memorabilia. We have assisted the founders of Stampville in developing this enterprise, recruiting key management and implementing systems to advance its development and launch its main web site. In December 1999, Stampville became a 50.1% owned subsidiary of ours. Pursuant to the terms of our agreement with Stampville, as amended, our 50.1% interest may be reduced in the event we do not complete our funding of up to $7,750,000 in Stampville. Our ownership interest in Stampville may also be reduced in the event we arrange for third party financing in lieu of our direct investment in Stampville. For the period from February 2, 1999, our date of inception, to December 31, 1999, we incurred a net loss of $419,443.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary capital requirements have been to fund our initial investment in Stampville and VideoDome. Additional capital will be needed to complete the purchase of Stampville, acquire an additional 40.1% equity interest in VideoDome, if we so choose, and to pursue other business opportunities, as well as to fund our working capital requirements, including legal and professional expenses. To date, we have financed our capital requirements through the issuance of equity securities, the issuance of long-term debt and through loans from our affiliates. Until such time as we raise at least the required minimum proceeds in the IPO, we will seek to obtain additional financing through loans from our affiliates, at their discretion, and or debt or equity financing (in private placements) to third parties to finance our operations. At June 30, 2000, we had a working capital deficit of $504,962, which deficit includes a $300,000 loan payable to Ledger Technologies Pty Ltd, which the Lender and us agree will be paid after we receive additional financing and at that time upon our mutual agreement. Accordingly, this loan may not be paid in the next 12 months. At June 30, 2000, we had cash and cash equivalents of $302,711.

        In July 1999, we entered into an agreement to purchase a building in exchange for cash and a note payable in Australian dollars which as of June 30, 2000 equaled to approximately $421,330 USD. Such indebtedness bears interest at the rate of 7.25% per annum and is repayable in July 2001. In the event the exchange rate of Australian dollars to U.S. dollars increases, the amount of U.S. dollars required to settle this obligation, as well as any other obligations we have in Australia to be paid in Australian dollars, will increase.

        The capital requirements relating to implementation of our business plan will be significant. During the next twelve months, we intend to finance the acquisition of a majority interest in Stampville for $5,418,750, possibly increase our interest in VideoDome with an investment of up to $5,000,000, finance or acquire interests in other Internet or e-commerce enterprises, and meet our own working capital needs. Other than as described above, we have no material commitments for capital expenditures.

        We are dependent on the proceeds of the IPO or other financing in order to fully implement our proposed plan of operation. Depending on how long it takes for us to raise the minimum subscription, we may borrow additional funds for our working capital requirements through loan transactions with parties related to us, which may be repaid out of the proceeds of the offering or debt or equity financing (through private placements to a limited number of highly accredited investors) to third parties. There can be no assurance that the IPO will achieve the minimum required subscription.

        In the event that our plans change, our assumptions change or prove to be inaccurate, or the IPO fails to raise the minimum requirement or if the proceeds received from the IPO otherwise prove to be insufficient to implement our business plans, we would be required to seek additional financing sooner than currently anticipated. There can be no assurance that the proceeds of the IPO will be sufficient to permit us to implement our proposed business plan or that any assumptions relating to the implementation of such plan will prove to be accurate. To the extent that the proceeds received from the IPO are not sufficient to enable us to generate meaningful revenues or achieve profitable operations, the inability to obtain additional financing will have a material adverse effect on us. There can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all.

RECENT DEVELOPMENTS

        Subsequent to June 30, 2000, a number of developments occurred which have had a significant impact on our business, operations and results, principally the initial launch of Stampville's Website, as well as continued developmental activities. We made additional payments in July and August, 2000 aggregating to $475,000 under our agreement with Stampville for a total investment of $2,331,250 to date. Stampville has also continued its development of its Web site and has launched additional micro-sites since the end of the second quarter. Stampville now has a total of 16 micro-sites in operation. Stampville has also reduced its workforce to 19 employees including consultants as of August 25, 2000.

        On July 28, 2000, we invested an additional $150,000 to exercise the second tranche to purchase an additional 5% of the equity interest in VideoDome, bringing our interest to 10%. Our exercise of the final tranche of

$5,000,000 for an additional 40.1% equity interest in VideoDome due by October 31, 2000, is contingent upon completion to our satisfaction of complete due diligence regarding VideoDome, receipt from VideoDome of audited financial statements, and our acquisition through this offering or through other sources of sufficient funds to complete the potential investment in VideoDome, to complete our intended investment in Stampville and to finance our other operations and/or other potential investments. We are under no obligation to exercise the options to purchase the equity interest in VideoDome. Therefore, we cannot state at this time whether our potential acquisition of a majority interest in VideoDome will be realized.

        As of August 28, 2000, Ledger Technologies Pty. Ltd. has loaned us a total of $775,000 pursuant to the amended loan agreement. Ledger Technologies is one of our stockholders. Lisa Mochkin, a director of Ledger Technologies, is the wife of Levi Mochkin, our Chief Executive Officer and director.

        In addition, on July 27, 2000, Instanz Nominees Pty. Ltd. lent us $150,000 to supplement our working capital needs and additional payments to Stampville through the month of August 2000. Instanz Nominees Pty. Ltd. is also a stockholder and Helen Abeles, an affiliate of Instanz, is one of our directors. These loans bear interest at the rate of ten percent (10%) per year and the amount borrowed from Ledger Technologies Pty. Ltd. is due in equivalent Australian dollars.

        Pending receipt of the minimum required subscriptions in the IPO or other financing, Henry Herzog has returned from New York to Australia and ceased receiving compensation from the Company. At such time as the Company raises the minimum subscriptions in the IPO or obtains alternative financing it currently anticipates having Mr. Herzog or another senior executive of the Company return to New York.


INFLATION

        We have not been materially affected by inflation in the United States. While we do not anticipate inflation affecting our operations, increases in labor and supplies could impact our ability to compete.

YEAR 2000 COMPLIANCE AND COSTS

        As has been widely reported, there has been worldwide concern that Year 2000 technology problems would materially and adversely impact a variety of businesses and local, national and global economies. While relatively few disruptions were reported on and after December 31, 1999, concerns remain that there will be a delayed effect to computer users. As a newly formed entity, we have acquired computer hardware and software which has been represented to us as Year 2000 compliant, and we do not expect future expenses associated with ongoing compliance to be material to our financial position or future results of operations, although there can be no assurance that as a result of presently unforeseen computer programming or future dealing with our vendors or other parties difficulties will not arise.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued Statement No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement will become applicable to us in January 2001.

CERTAIN ADDITIONAL CONSIDERATIONS

In addition to the factors discussed in the "Overview and Plan of Operations" and other sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" , the following additional factors may affect the Company's future results:

   WE HAVE NO OPERATING HISTORY AND THEREFORE WE CANNOT ENSURE THE SUCCESSFUL OPERATION OF OUR PROPOSED BUSINESS OR THE EXECUTION OF OUR BUSINESS PLAN.

   We are recently formed and we have no operating history. In addition, both Stampville and VideoDome are also recently formed entities and have limited operating histories. We do not know if we will be able to successfully operate our proposed business, or that either Stampville or VideoDome will be able to execute its business plan.

   BECAUSE OF OUR DEPENDENCE ON THE NET PROCEEDS OF THE IPO, IN WHICH THERE IS NO FIRM COMMITMENT BY ANY UNDERWRITER TO PURCHASE SHARES, AND BECAUSE THERE CAN BE NO GUARANTEE THAT OTHER FUTURE FINANCING WILL BE AVAILABLE TO US, WE CANNOT ENSURE THAT WE WILL BE ABLE TO OBTAIN THE CAPITAL NECESSARY TO IMPLEMENT OUR PLAN OF OPERATION.

   We have limited resources and we will be dependent on the net proceeds of the IPO to implement our plan of operation, including the funding of our acquisition of further interests in Stampville and Videodome, as well as other potential investments and acquisitions in the United States and Australia. Unless we raise at least $12,400,000 in the IPO, which includes $2,500,000 from the sale of shares by a selling shareholder, we may not be able to fully finance our business plans and Stampville may have to curtail aspects of its operations. If we raise only the minimum amount required in the IPO and neither we nor Stampville can obtain additional financing from other sources, Stampville would reduce its workforce to three employees, limit its activities to establishing and operating its web site, and curtail research and development activities, cataloging efforts and expansion plans, and instead focus on the sale of stamps. The shares in the IPO are being offered on a "best efforts, all or none" basis in a minimum offering of 1,000,000 shares and an additional 4,000,000 shares on a "best efforts basis." Therefore, because there is no commitment to purchase all or any part of the shares we are offering, we cannot guarantee that the IPO will raise sufficient capital to enable us to finance and implement our plan of operation. Consequently, we may need to seek additional financing. Furthermore, even if we raise the maximum amount of proceeds in the IPO, we may still need to seek future additional financing if our assumptions prove inaccurate or if or our capital requirements vary from those currently planned, or to further fund potential ongoing operating expenses such as the enhancement of our services and products, the development of strategic marketing alliances and/or the acquisition of complementary businesses, technologies, content or products.

   We cannot guarantee that we will be able to obtain any additional financing or that such additional financing, if available, will be on terms and conditions acceptable to us.

            OUR MANAGEMENT OWNS A MAJORITY OF OUR OUTSTANDING VOTING SHARES AND WE RELY ON OUR MANAGEMENT FOR ALL BUSINESS DECISIONS.

   Our management and affiliates of our management currently own all of our outstanding stock and voting rights. Even if we sell the maximum number of shares in the IPO, our management and their affiliates will still collectively own approximately 75% of our outstanding shares. In addition, we rely on our management to make all of our business decisions. Consequently, ownership of our common stock will not necessarily give public shareholders the ability to significantly influence the management of our operations.

   Furthermore, we cannot guarantee that our board of directors and officers will be able to operate or manage our business successfully or that we will be able to achieve profitable operations. We would be seriously affected if our management are unable to perform for any reason. We do not have key man or other insurance to protect against the death or disability of our key executives. In addition, our management and directors have limited prior experience in operating Internet or e-commerce companies.

   OUR BUSINESS MAY BE HARMED BECAUSE WE HAVE NOT COMPLETED THE FILING OF OUR TRADEMARK AND PATENT APPLICATIONS AND WE DO NOT HAVE ANY REGISTERED COPYRIGHTS.

   All of our and Stampville's software was acquired from third parties. Neither we nor Stampville have registered copyrights on any software. We rely upon confidentiality agreements signed by our employees. Stampville applied on August 13, 1999 with the United States Patent & Trademark Office for registration of "Stampville.Com" and three designs, combined with words, letters and/or numbers as trade and service marks. Stampville has received preliminary comments from the United States Patent and Trademark Office regarding the application and is in the process of responding to those comments. VideoDome has indicated that it intends to file several patent claims addressing, among other things, scalable video conversion processes, dynamic directories, cataloging and administration. There is no guarantee that either Stampville or VideoDome will successfully complete their respective trademark and patent applications. In the event Stampville or VideoDome fails to complete their respective trademark or patent applications, the companies may suffer the risk of having competing companies making use of their respective marks and technology. In such a case, both Stampville and VideoDome would lose the exclusive use of their respective marks and technology, thereby losing a significant portion of their respective business ground.

                                     PART II


Item 1. LEGAL PROCEEDINGS

            Not Applicable

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

            Not Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

            Not Applicable


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company's annual meeting of stockholders was held on April 13, 2000.

            The following nominees were elected as directors, each to hold office for a one year term and until his or her successor is elected and qualified, by the vote set forth below:

           NOMINEE              FOR            WITHHELD
   -----------------        ----------      ------------
Henry Herzog .......        14,150,000                 0
Jonathan Herzog ....        14,150,000                 0
Anthony Davis ......        14,150,000                 0
Farrel Meltzer .....        14,150,000                 0
Helen Abeles .......        14,150,000                 0
Levi Mochkin .......        14,150,000                 0


            The proposal to approve the Company's 2000 Stock Option Plan was approved by the vote set forth below:

                    FOR                AGAINST            ABSTAIN
                    ----------         -------            -------
                    14,150,000         0                  0

Item 5. OTHER INFORMATION

            Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a) Reports

            The Company did not file any Report on Form 8-K during the three months ended June 30, 2000.

            (b) Exhibits

            (i) Exhibit 1 - Amendment NO.2 to the Ledger Technologies Pty Ltd Loan Agreement dated August 28, 2000.

                                   (FORM 10-QSB)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 I.T. TECHNOLOGY, INC.

Dated: September 13, 2000
                                                 By: /s/ Levi Mochkin
                                                 -------------------------------
                                                 Levi Mochkin
                                                 Chairman of the Board and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)



                                                 By: /s/ Jonathan Herzog
                                                 -------------------------------
                                                 Jonathan Herzog
                                                 Director, Secretary and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)