Form 10QSB
period 2000-09-30
I T TECHNOLOGY INC
filed 2000-11-13
CIK 1100006

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 2O549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF
                         THE SECURITIES EXCHANGE ACT OF 1934
(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  -  September 30, 2000
                                   ------------------

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ______________  to ______________

                    Commission File Number 000-30-543

                           I.T. TECHNOLOGY, INC.
            (Exact name of Registrant as specified in its charter)

Delaware                                               98-0200077
---------------------                               -------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                     Identification No.)

          34-36 Punt Road Windsor Melbourne Victoria, 3181 Australia
          ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                            0ll (613)9533-7800
                            ------------------
           (Registrant's telephone number, including area code)

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
Yes    X              No
    --------             --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 16,500,000 shares of common stock outstanding as of October 10, 2000.
               ---------------------------------------------------
PART 1

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                  PAGE
                                                            ----
CONSOLIDATED BALANCE SHEETS                                 F-1
CONSOLIDATED STATEMENTS OF OPERATIONS                       F-2
CONSOLIDATED STATEMENT OF CASH FLOWS                        F-3
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        F-4   F-13

[CAPTION]
I.T. Technology, Inc. and Subsidiaries
(a development stage enterprise)
CONSOLIDATED BALANCE SHEETS

                                   September 30, 2000       December 31,1999
                                      (Unaudited)
                                   ------------------       ----------------
               ASSETS
Current Assets:
     Cash and cash equivalents      $      82,224           $  2,179,998
     Prepaid expenses                      13,390                      -
                                   ------------------       ----------------
                                           95,614              2,179,998


PROPERTY AND EQUIPMENT, net               631,630                649,021
INVESTMENT IN STAMPVILLE.COM INC        1,606,435              2,323,922

INVESTMENT IN VIDEO DOME                  300,000                      -

DEFERRED OFFERING COSTS                   613,781                 33,682
                                   ------------------       ----------------
               Total assets        $    3,247,460           $  5,186,623
                                   ==================       ================

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable              $       27,463           $     28,001
     Accrued expenses                      69,329                 40,331
     Notes Payable - affiliates           975,000                      -
     Payable due to Stampville.Com Inc    360,000              1,425,508
                                   ------------------       ----------------
Total current liabilities               1,431,792              1,493,840

PAYABLE TO STAMPVILLE.COM INC.
     -less current portion                   -                   584,369
NOTE PAYABLE                              381,850                455,848
COMMITMENTS AND CONTINGENCIES                -                         -
STOCKHOLDERS' EQUITY
     Preferred stock, par value
    $.001; authorized 25,000,000
    shares, no shares issued and
    outstanding                              -                         -
     Common stock, par value $.001;
 authorized 100,000,000 shares issued
 and outstanding 16,500,000 share
 respectively                              16,500                 16,500

Additional paid-in capital              3,055,509              3,055,509

Deficit accumulated during
 the development stage                 (1,638,191)              (419,443)
                                   ------------------       ----------------
                                        1,433,818              2,652,566
                                   ------------------       ----------------
                                   $    3,247,460           $  5,186,623
                                   ==================       ================

The accompanying notes are an integral part of these financial statements.
F-1


























I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                        Period from
                                                                                        February 2,
                                        Three Months Ended       Nine Months Ended      1999
                                           September 30            September 30        (inception)
                                        ------------------       -----------------      through
                                        2000         1999        2000        1999       September 30,
                                                                                        2000
                                        -------   --------       -------   -------   ------------
Income and (expenses)
  Foreign currency translation gain    $ 27,090   $ 2,560      $ 62,654    $15,858    $  79,687
  Other income                            4,563     3,760         8,979      3,760        8,979
  Interest, net                         (60,552)   (5,504)     (173,135)    (5,504)    (163,961)
  Legal and professional fees           (14,369)  (12,993)      (74,351)   (67,336)    (200,038)
     Salaries                           (46,865)  (25,000)     (152,840)   (25,000)    (219,458)

Travel and entertainment                (17,163)     (606)      (39,666)    (3,783)     (73,341)
Equity in loss of Stampville.Com Inc.  (290,493)   (4,331)     (803,271)    (4,331)    (989,226)
Other expense                           (20,957)  (20,709)      (47,118)   (21,372)     (80,833)
                                        -------   --------       -------   -------  ------------
               NET LOSS               $(418,746) $(62,823)  $(1,218,748  $(107,708)   $(1,638,191)
                                        =======   ========    ==========   ======== ==============
Basic and diluted loss per
 common share                           $(0.03)   $ (0.01)    $  (0.07)    $ (0.01)
                                    ========== ==========   ==========  ==========

Weighted-average shares outstanding 16,500,000 12,150,000   16,500,000  10,157,292
                                    ========== ==========   ==========  ==========

The accompanying condensed notes are an integral part of these consolidated financial statements.


I.T. Technology, Inc. and Subsidiaries
(a development stage enterprise)
CONSOLIDTED STATEMENT OF CASH FLOWS
                                                                                   Period from
                                                                                   February 2, 1999
                                                            Nine Months Ended      (inception)
                                                            September 30           through
                                                            -----------------      September 30, 2000
                                                            2000         1999
                                                            --------  -------      ------------------
Increase (decrease) in cash:
Cash flows from operating activities:
 Net loss                                                $(1,218,748) $ (107,708)      $(1,611,923)
Adjustments to reconcile net loss to net
          cash used - operating activities
          Depreciation and amortization                       25,631       7,170            40,483
          Amortization of debt discount                      143,065           -           143,065
          Equity in losses of Stampville.Com Inc.            803,271       4,331           989,226
          Increase in prepaid expenses                       (13,390)          -           (13,390)
          Increase in accounts payable                          (538)     50,206            27,463
          Increase in accrued expenses                        31,522      25,000            45,585
          Nonmonetary compensation                                 -       7,500             7,500
                                                            ---------    --------         ---------
               Net cash used - operating activities         (229,187)    (13,501)         (371,991)
                                                            ---------    --------         ---------
Cash flows from investing activities:
     Investment in Stampville.Com Inc.                    (1,881,250)   (250,000)       (2,381,250)
     Investment in Video Dome                               (300,000)          -          (300,000)
     Purchase of property plant & equipment                   (8,240)   (194,010)         (216,265)
                                                           ----------    --------         ---------
               Net cash used in investing activities      (2,189,490)   (444,010)       (2,897,515)
                                                           ----------    --------         ---------
 Cash flows from financing activities:
     Proceeds from issuance of common stock                        -     624,040         3,064,509
     Proceeds from notes payable - affiliates                975,000      65,300           975,000
     Increase in deferred offering costs                    (580,099)    (59,147)         (613,781)
                                                            ---------    --------         ---------
     Net cash provided by
          financing activities                               394,901     630,193         3,425,728
                                                            ---------    --------         ---------
Effect of exchange rate changes on cash                      (73,998)          -           (73,998)
                                                            ---------    --------         ---------
               Net (decrease) increase in cash            (2,097,774)    172,682            82,224
Cash at beginning of period                                2,179,998           -                 -
                                                            ---------    --------         ---------
Cash at end of period                                       $ 82,224    $172,682          $ 82,224
                                                            =========    ========         =========
Supplemental disclosures of noncash
 investing activities:
Property acquired by issuance of note payable               $      -   $ 457,098      $    455,848
Investment in Stampville.Com Inc,
acquired through a liability                                $      -   $       -      $  2,009,877
Issuance of Common Stock for Services                       $      -   $       -      $      7,500

   The accompanying condensed notes are an integral part of these consolidated financial statements.

F-3

[CAPTION]
I.T. Technology, Inc. and Subsidiaries
(A development stage enterprise)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE A - COMPANY BACKGROUND AND BUSINESS PLAN

I.T. Technology, Inc. (I.T.) was incorporated on February 2, 1999 to engage in businesses related to the internet, e-commerce and technology ventures, directly and through the acquisition of equity ownership in internet related and other technology companies. I.T. has two wholly-owned subsidiaries, I.T. Technology Pty. Ltd., which furthers its operations in Australia, and Bickhams Capital, Inc. (collectively referred to as the "Company").

The Company is in the development stage, and its efforts through September 30, 2000 have been principally devoted to organizational activities, raising capital, acquiring equity interests in Stampville.Com Inc. and VideoDome.com Networks, Inc and other development efforts. Management anticipates incurring substantial additional losses as it pursues its strategies. Additionally, the Company will require additional capital to fund further development and operations of Stampville.Com Inc. (See Note F). The Company intended to meet its current anticipated capital funding requirements principally through proceeds from the sale of up to 4.5 million of its shares of common stock in an Initial Public Offering ("IPO"). On August 4, 2000, the Company's registration statement filed on Form SB-2 with the Securities and Exchange Commission covering the offer and sale of these shares was declared effective. Prior to the disbursement to the Company of any proceeds from the sale of shares in the IPO, the Company must receive a minimum of $5 million of proceeds. To date this minimum has not been reached and the Company's Board of Directors has approved a management proposal to restructure the share capital of the company to a five-for-one forward split, and to amend the IPO to offer 25,000,000 shares of common stock at $.10 per share. As part of its restructuring proposal, the Board of Directors also approved a $450,000 private placement of restricted common shares to an affiliate. Until such time as the Company amends its IPO and raises capital from the sale of shares in the IPO, it will rely on loans from affiliates, at their discretion, and/or debt or equity financings through subsequent private placements to finance its operations.

NOTE B - UNAUDITED CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS

The consolidated financial data as of and for the nine months and the three months ended September 30, 2000 included in the accompanying financial statements have been derived from our unaudited financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission ("the Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, included in the Company's amendment No. 7 to Form SB-2 Registration Statement dated August 4, 2000. In the opinion of management, the unaudited financial statements and condensed notes have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations. The results for the nine- month and the three-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year or the remaining final quarter of 2000.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Principles of Consolidation

The consolidated financial statements include the accounts of I.T. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

4.  Investment is Stampville.Com, Inc.

The investment in Stampville.Com, Inc. consists of a 50.1 percent equity interest and is accounted for using the equity method because of the remaining contingent payment of $5,000,000. (See Note F and Note K).

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




7.   Deferred Offering Costs

Deferred offering costs include expenses incurred in connection with the Company's registration statement on Form SB-2, which was declared effective on August 4, 2000. These costs will be charged against stockholders' equity upon successful completion of the offering. If the offering is not consummated, the deferred offering costs will be charged to expense.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

                                   September 30,       December 31,
                                   2000                1999
                                   (unaudited)
                                   -------------       ------------
Land                               $150,000               $ 150,000
Building                            451,630                 451,630
Office equipment                     70,483                  62,243
                                   -------------       ------------
                                    672,113                 663,873
Less accumulated depreciation       (40,483)                (14,852)
                                   -------------       ------------
                                   $631,630               $ 649,021
                                   =============       ============
F-6

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

On September 28, 2000, the Board of Directors approved a restructuring plan, including a five-to-one forward split of the Company's common stock. Shareholders approved this stock split on November 6, 2000. The number of shares outstanding and loss per share amounts have not been restated in this report for the split, but will be restated effective December 31, 2000.

F-7

NOTE F - INVESTMENT IN STAMPVILLE.COM INC.

Pursuant to the terms of a Stock Purchase Agreement dated June 18, 1999, the Company acquired a 6% equity interest in the common stock of Stampville.Com Inc., an unrelated party, and had an option to acquire additional shares representing up to 19% (for a total of 25%) of Stampville.Com Inc. common stock at its sole discretion in various amounts up to an aggregate of $5,000,000 over the next three years. Stampville.Com Inc. is newly formed (April 14, 1999) to engage in the business of selling collectible stamps and other memorabilia on the Internet and on a wholesale basis to chain stores and small businesses, and on a retail basis to the general public. Stampville.Com Inc. is a development stage enterprise and its activities through September 30, 2000 have been principally devoted to organizational and development activities, including the continued development of its database of stamp information and the initial launch of its website and various micro websites.

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

3. Eight equal quarterly installments of $156,250 ($1,250,000) payable commencing upon the execution of the amended agreement. The installment payable was discounted $240,123, using a discount rate of 20%. Through September 30, 2000, quarterly payments including advanced quarterly payments of $881,250 were made. The discount is being amortized over the term of the payable using the effective interest method.

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

F-8

If the Company fails to make or have made the further payment of $5,000,000 (as noted in point 4 above), its ownership percentage would be reduced to the lessor of (a) 27.5% of Stampville's Common Stock or (b) the total invested by the Company pursuant to the purchase agreement divided by $100,000.

In October, 2000, the Company entered into a revised agreement with Stampville, which significantly changed the terms of the agreement as recited above. (See Note K).




The following summarizes the investment in Stampville.Com Inc.:

Cash payment of $250,000 (paid under original agreement)         $ 250,000
Cash payment of $250,000 (paid prior to December 31, 1999)         250,000
Cash payment of $1,000,000 (paid on or about February 14, 2000)  1,000,000
Installment payable, less discount of $240,123                   1,009,877
                                                                 ---------
Total Contribution                                               2,509,877
Equity in losses in Stampville.Com Inc.
 for the period ended December 31, 1999                           (185,955)
                                                                 ---------
Balance as at December 31, 1999                                  2,323,922
Equity in losses in Stampville.Com Inc.
 for the 9 months ended September  30, 2000 (unaudited)           (803,271)
Adjustment to installment payable per revised
 agreement (See Note K)                                             85,784
                                                                 ---------
Balance as at September 30, 2000 (unaudited)                    $1,606,435
                                                                ==========

In connection with the amended Stock Purchase Agreement, the Company granted to individuals nominated by the current shareholders of Stampville.Com Inc., other than the Company, options to purchase 1,600,000 shares of the Company's common stock at an exercise price equal to $1.25 per share. Upon completion of the additional $5,000,000 payment mentioned above, the options become exercisable commencing two years from the date of grant in increments of 20 percent per annum. (See Note K).

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

Stampville.Com Inc.'s continuance is dependent on its ability to obtain funds from the Company pursuant to the Stock Purchase Agreement and its continued agreement with the Inter-Governmental Philatelic Corporation. There can be no assurance that the Company or Stampville.Com Inc. will obtain the financing to develop or to sustain the operations of Stampville.Com Inc.

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

F-10

NOTE G   INVESTMENT IN VIDEODOME.COM NETWORKS INC.

On March 24, 2000, the Company entered into an option agreement to acquire up to a 50.1% equity interest in VideoDome.Com Networks, Inc. (VideoDome). On April 10, 2000, the Company invested an initial $150,000 for a 5% equity interest in VideoDome. On July 28, 2000 the Company invested a further $150,000 for an additional 5% equity interest. An option to acquire a further 40.1% equity interest for approximately $5,000,000 upon completion of due diligence, receipt from VideoDome of audited financial statements, and the raising of sufficient funds to complete the potential investment in VideoDome expired on October 31, 2000. Management is under no obligation to either continue or discontinue the Videodome acquisition. (See Note K).

NOTE H - NOTES PAYABLE

Long-term debt at September 30, 2000 consists of:

1) A loan to purchase property on 34-36 Punt Road in Melbourne Australia, collateralized by the building and bearing interest at a rate of 7.25% per annum. The loan requires monthly payments of interest with the principal balance due in July 2001. The loan is guaranteed by a shareholder of the Company. Pursuant to the terms of the purchase agreement, title to the property will transfer when the principal balance is paid in full.

2) Note payable to Ledger Technologies Pty. Ltd., a related party. As at September 30, 2000, Ledger Technologies Pty. Ltd. has advanced the Company $825,000 to fund its working capital needs, including potential quarterly payments to Stampville. The loan bears interest at the rate of ten percent (10%) per annum and is payable in equivalent Australian dollars.

3) On August 1, 2000, the Company borrowed $150,000 from Instanz Nominees Pty. Ltd., a related party. The loan bears interest at the rate of ten percent (10%) per annum.


Notes Payable consists of the following as of:

                                             September 30,       December 31,
                                                2000               1999
                                             (unaudited)
                                             ------------        ------------
Property loan
34-36 Punt Road Melbourne Australia          $   381,850         $ 455,848

Loan from affiliate -
 Ledger Technologies Pty. Ltd                    825,000                 -

Loan from affiliate
 Instanz Nominees Pty Ltd                        150,000                 -
                                             ------------        ------------
                                             $ 1,356,850         $ 455,848
                                             ============        ============
F-11

NOTE  I -  STOCK OPTION PLAN

In January 2000, the Company's board of directors authorized the issuance of up to 1,650,000 shares of common stock in connection with the Company's 2000 Stock Option Plan. The 2000 Stock Option Plan will become effective in connection with the registration statement filed on February 14, 2000. The Company intends to grant options under the Stock Option Plan to officers, directors, employees and consultants of the Company and its subsidiaries. The Company has not granted any options under the 2000 Stock Option Plan.

NOTE J   CONSULTING AGREEMENT WITH PETTY CONSULTING, INC.

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

Under the consulting agreement, the Company granted stock options to acquire up to 1,450,000 shares of common stock at an exercise price ranging from $1 to $2. The stock options vest upon reaching certain market capitalization objectives or selling equity securities of one or more of the Company's subsidiaries in an initial public offering or through a third-party sale. (See Note K.)

The stock option term is the lesser of (i) two years from the vesting date,
(ii) five years from the date of the consulting agreement, or (iii) 30 days after the termination of Robert Petty's employment or consulting arrangement for the Company. (See Note K).




NOTE K - SUBSEQUENT EVENTS

On September 28, 2000, the Board of Directors approved a restructuring plan, which it implemented by resolutions of the Board on October 20, 2000. Pursuant to the restructuring plan, the Company will, subject to shareholder approval, increase its share capital to 500,000,000 common shares in a five-to-one share forward split, and amend its IPO to offer 25,000,000 shares of its common stock at $.10 per share, for a total offering of $2,500,000, which will be self-underwritten by the company and sold by its officers and directors. The company further accepted a private placement subscription for 1,800,000 pre-split shares of its common stock at $.25 per share, for total proceeds of $450,000, from Sunswipe Australasia Pty. Ltd., a company affiliated with Lisa Mochkin, the spouse of Levi Mochkin, our Chief Executive Officer and director. The Board also authorized the conversion of $975,000 in Notes Payable to affiliates outstanding at September 30, 2000 and an additional $80,000 advanced by Ledger Technologies Pty Ltd on October 3, 2000 (plus accrued interest) at the rate of $.04 per post split shares, at the option of the creditors, who were given until November 6, 2000 to accept the offer. Ledger Technologies, Inc., who is owed $905,000 of this $1,055,000 has exercised its option to accept the offer.

Subsequent to September 30, 2000, the Company made additional payments to Stampville of approximately $173,000.

F-12

As of October 13, 2000, the Company entered into an amended stock purchase agreement with Stampville.com, Inc, pursuant to the terms of which the Company retains a 50.1 percent equity investment in Stampville in return for the $2,461,250 already paid including an additional $80,000 payment on October 3, 2000, and additional payments totalling $280,000. Two additional payments of $93,000 each were made on October 16 and October 30, 2000, and $94,000 is payable on or about November 29, 2000. In addition, the options granted to nominees of the current shareholders of Stampville.com, Inc. were canceled, and the Company agreed to issue outright 1,000,000 shares of company common stock (5,000,000 post-split) over a three year period, in place of the options. The financial statements of Stampville.com will be consolidated with the Company going forward.

On or about October 4, 2000, Helen Abeles (affiliated with Instanz Nominees) resigned as a director of the company.

Subsequent to September 30, 2000, the Company has also canceled all previous options outstanding to Robert Petty and has approved granting Mr. Petty an option to purchase up to five million (5,000,000) post-split shares of the company's common stock over the next three years at a price of $0.10 per share. The exact terms of the amended option agreement are yet to be finalized and approved between the Company and Mr. Petty.

On October 31, 2000 the Company's previous option to acquire an additional 40.1% of VideoDome expired. The Company and VideoDome subsequently entered into a newly amended and restated Stock Option Agreement, granting the Company the right to increase its present holding of 10% of VideoDome and initially acquire up to 25% of the outstanding capital stock of VideoDome at an exercise price of $1,000,000 payable in ten monthly installments, with subsequent options to move to 50.1% and potentially beyond. The Company is under no obligation to exercise the options to purchase the further interests in VideoDome.

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

Depending upon the level of our business activity and the timing and availability of financing proceeds, we anticipate hiring several additional employees over the next twelve months to market our services to potential businesses and develop the infrastructure of Stampville and potentially VideoDome. Beyond the development of Stampville and potential further investments in VideoDome, we are continually reviewing and considering e-commerce and other related enterprises and ventures, but have not made any commitments at this stage. At this time, there are no plans, proposals, arrangements or understandings for the acquisition of other companies.

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

We have generated losses from our inception and anticipate that we will continue to incur significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with establishing, attracting and retaining a significant business base. Since our inception through September 30, 2000 our cumulative net losses were $ 1,638,191. There can be no assurance that we will be able to attract and retain a sufficient number of e-commerce businesses to generate meaningful revenues or achieve profitable operations.

Nine months ended September 30, 2000

During the quarter ending September 30, 2000, we made payments to Stampville of $525,000 and continued the expansion of Stampville's developmental activities, including the launch of several new micro-sites. For the nine months ended September 30, 2000 total payments to Stampville were $1,881,250. Through September 30, 2000, we invested a total of $2,381,250 in Stampville. In particular we established business infrastructure, launched the web site and continued development of our database of stamp information involving scanning and data entry on each stamp. See Recent Developments.

On July 28, 2000, we exercised our option to purchase an additional 5% of the equity interest in VideoDome through the payment of $150,000, through our wholly-owned subsidiary, Bickhams Capital, Inc., pursuant to our agreement from March 24, 2000, granting us an option to acquire up to a 50.1% equity interest in VideoDome.Com Networks, Inc., a provider of streaming video services on the Internet to consumer and corporate clients. Our option to purchase up to a 50.1% equity interest in VideoDome is exercisable in three tranches. Our exercise of the final tranche for 40.1% of the equity interest in VideoDome for $5,000,000 is contingent upon completion to our satisfaction of complete due diligence regarding VideoDome, receipt from VideoDome of audited financial statements, and our acquisition of sufficient funds to complete this investment in VideoDome. This option expired on October 31, 2000. While further discussions are continuing in this respect, we can offer no guarantee that acquisition of a majority interest in VideoDome will be realized. See Recent Developments.

As a result of these activities, we incurred a net loss of $418,746 during the quarter and $1,218,748 for the nine months. As we only made our initial investment in Stampville on June 18, 1999, our activities during the third quarter of 1999 were essentially limited to that of assisting in the establishment of Stampville and preparing to raise capital, our net loss in that quarter was $62,823.

On June 6, 2000, Ledger Technologies Pty. Ltd. entered into a loan agreement with us, which resulted in us receiving a total of $825,000 in advances as at September 30, 2000 to fund our working capital needs, including quarterly payments in Stampville. Ledger Technologies is one of our stockholders. Lisa Mochkin, a director of Ledger Technologies, is the wife of Levi Mochkin, our Chief Executive Officer and director. In addition on or about August 1, 2000 Instanz Nominees Pty. Ltd. lent us $150,000 to supplement our working capital needs and additional payments to Stampville through the month of August 2000. Instanz Nominees Pty. Ltd. is also a stockholder and Helen Abeles, an affiliate of Instanz, is a former director of the company. These loans bear interest at the rate of ten percent (10%) per year and the amount borrowed from Ledger Technologies Pty. Ltd. is due in equivalent Australian dollars.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements have been to fund our investment in Stampville and VideoDome. Additional capital will be needed to maintain the operations of Stampville, acquire an additional 40.1% equity interest in VideoDome, if we so choose and the option is still available to us, and to pursue other business opportunities, as well as to fund our working capital requirements, including legal and professional expenses. To date, we have financed our capital requirements through the issuance of equity securities, the issuance of long-term debt and through loans from our affiliates. Until such time as we raise additional funds in our IPO, we will seek to obtain additional financing through loans from our affiliates, at their discretion, and or debt or equity financing (in private placements) to finance our operations. At September 30, 2000, we had a working capital deficit of $1,338,702, which deficit includes an $825,000 loan payable to Ledger Technologies Pty Ltd and a $150,000 loan payable to Instanz Nominees Pty Ltd, which the Lenders and us agree will be paid after we receive additional financing and at that time upon our mutual agreement. Accordingly, these loans may not be paid in the next 12 months.

In July 1999, we entered into an agreement to purchase a building in exchange for cash and a note payable in Australian dollars which as of September 30, 2000 equaled to approximately $381,850 USD. Such indebtedness bears interest at the rate of 7.25% per annum and is repayable in July 2001. In the event the exchange rate of Australian dollars to U.S. dollars increases, the amount of U.S. dollars required to settle this obligation, as well as any other obligations we have in Australia to be paid in Australian dollars, will increase.

The capital requirements relating to implementation of our business plan will be significant. During the next twelve months, we intend to invest in the operations of Stampville, possibly increase our interest in VideoDome, finance or acquire interests in other Internet or e-commerce enterprises, and meet our own working capital needs. Other than as described above, we have no material commitments for capital expenditures.

We are dependent on the proceeds of the IPO or other financing in order to fully implement our proposed plan of operation. Depending on how long it takes for us to raise additional capital, we may borrow additional funds for our working capital requirements through loan transactions with parties related to us, which may be repaid out of the proceeds of the offering or debt or equity financing (through private placements to a limited number of highly accredited investors).

In the event that our plans change, our assumptions change or prove to be inaccurate, or if the proceeds received from the IPO otherwise prove to be insufficient to implement our business plans, we would be required to seek additional financing sooner than currently anticipated. There can be no assurance that the proceeds of the IPO will be sufficient to permit us to implement our proposed business plan or that any assumptions relating to the implementation of such plan will prove to be accurate. To the extent that the proceeds received from the IPO are not sufficient to enable us to generate meaningful revenues or achieve profitable operations, the inability to obtain additional financing will have a material adverse effect on us. There can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all.

RECENT DEVELOPMENTS

As of October 3, 2000, the loan agreement with Ledger Technologies Pty. Ltd., was increased to $905,000 and an additional $80,000 was borrowed under the note.

On September 28, 2000, the Board of Directors approved a restructuring plan, which it implemented by resolutions of the Board on October 20, 2000. Pursuant to the restructuring plan, the Company will, subject to shareholder approval, increase its share capital to 500,000,000 common shares in a five-to-one share forward split, and amend its IPO to offer 25,000,000 shares of its common stock at $.10 per share, for a total offering of $2,500,000, which will be self-underwritten by the company and sold by its officers and directors. The company further accepted a private placement subscription for 1,800,000 pre-split shares of its common stock at $.25 per share, for total proceeds of $450,000, from Sunswipe Australasia Pty. Ltd., a company affiliated with Lisa Mochkin, the spouse of Levi Mochkin, our Chief Executive Officer and director. The Board also authorized the conversion of $975,000 in Notes Payable to affiliates outstanding at September 30, 2000 and an additional $80,000 advanced by Ledger Technologies Pty Ltd on October 3, 2000 (plus accrued interest) at the rate of $.04 per post split shares, at the option of the creditors, who were given until November 6, 2000 to accept the offer. Ledger Technologies, Inc., who is owed $905,000 of this $1,055,000 has exercised its option to accept the offer.

Subsequent to September 30, 2000, the Company made additional payments to Stampville of approximately $173,000.

Subsequent to September 30, 2000, a number of developments occurred which have had a significant impact on our business, operations and results, as well as continued developmental activities. We made additional payments in October, 2000 aggregating to $173,000 under a newly amended agreement with Stampville for a total investment of $2,554,250 to date. Stampville has also continued its development of its Web site and has launched additional micro-sites since the end of the third quarter.

As of October 13, 2000, the we entered into an amended stock purchase agreement with Stampville.com, Inc, pursuant to the terms of which we retain our 50.1 percent equity investment in Stampville in return for the $2,461,250 already paid including an additional $80,000 payment on October 3, 2000, and additional payments totaling $280,000. Two additional payments of $93,000 each were made on October 16 and October 30, 2000, and $94,000 is payable on or about November 29, 2000. In addition, the options granted to nominees of the current shareholders of Stampville.com, Inc. were canceled, and the we agreed to issue outright 1,000,000 shares of company common stock (5,000,000 post-split) over a three year period, in place of the options.

On or about October 4, 2000, Helen Abeles (affiliated with Instanz Nominees) resigned as a director of the Company. On October 20, 2000, Farrel Meltzer resigned as a director of the Company and David Landauer was appointed to the Board to fill the vacancy.

Subsequent to September 30, 2000, we have also canceled all previous options outstanding to Robert Petty and have approved granting Mr. Petty an option to purchase up to five million (5,000,000) post-split shares of our common stock over the next three years at a price of $0.10 per share, the exact terms of the amended option agreement are yet to be finalized and approved between us and Mr. Petty.

On October 31, 2000 our previous option to acquire an additional 40.1% of VideoDome expired. We subsequently entered into a newly amended and restated Stock Option Agreement with VideoDome, granting us the right to increase our present holding of 10% of VideoDome and initially acquire up to 25% of the outstanding capital stock of VideoDome at an exercise price of $1,000,000 payable in ten monthly installments, with subsequent options to move to 50.1% and potentially beyond. We are under no obligation to exercise the options to purchase the further interests in VideoDome.

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

                    Not Applicable

Item 3.        DEFAULTS UPON SENIOR SECURITIES

                    Not Applicable


Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company filed a Form 14a on October 25, 2000, proposing shareholder approval of a five to one forward split of existing share capital and and amendment to its certificate of incorporation.


Item 5.        OTHER INFORMATION

                    Not Applicable

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Reports

The Company did not file any Report on Form 8-K during the three months ended September 30, 2000.

(b)   Exhibits

Exhibit 1: Amendment No. 2 to Stock Purchase Agreement between the company and Stampville.com, Inc.

(FORM 10-Q)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    I.T. TECHNOLOGY, INC.

Dated: November 9, 2000
                              By:            /s/ Levi Mochkin
                                            --------------------
                                             Levi Mochkin
                                             Chairman of the Board and
                                              Chief Executive Officer
                                             (Principal Executive Officer)



                              By:            /s/ Jonathan Herzog
                                            --------------------
                                            Jonathan Herzog
                                            Director, Secretary and
                                            Chief Financial Officer
                                           (Principal Financial Officer)
[CAPTION]
EXHIBIT 1. AMENDMENT NO. 2 TO STOCK PURCHASE AGREEMENT BETWEEN I.T. TECHNOLOGY, INC. AND STAMPVILLE.COM, INC.

AMENDMENT NO. 2 TO STOCK PURCHASE AGREEMENT


THIS AMENDMENT NO. 2 TO STOCK PURCHASE AGREEMENT (this "Amendment") is entered into as of October 13, 2000, by and between I.T. Technology, Inc., a Delaware corporation ("I.T.") and Stampville.com Inc., a New York corporation ("Stampville").

RECITALS

A. I.T. and Stampville have entered into a Stock Purchase Agreement (the Original Agreement ) dated as of June 18, 1999 relating to the acquisition of stock of Stampville by I.T. and amended pursuant to an Amendment to Stock Purchase Agreement ( Amendment No. 1) dated as of December 8, 1999 (the Original Agreement and Amendment No. 1. are collectively referred to as the Amended Agreement ).

B. I.T. has, as of the date of this Agreement, paid $2,461,250 of the consideration contemplated by the Amended Agreement.

C.   I.T. and Stampville now desire to amend certain terms of the Amended
Agreement.

NOW, THEREFORE, in consideration of the promises and the terms, provisions, covenants and conditions hereinafter set forth, and for other valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereby agree as follows:

AGREEMENT

1










[TYPE]EX-27
<SEQUENCE>3
[DESCRIPTION]FINANCIAL DATA SCHEDULE

[ARTICLE] 5
[MULTIPLIER]

[PERIOD-TYPE]                                3-MOS
[FISCAL-YEAR-END]                            DEC-31-2000
[PERIOD-START]                               JUL-01-2000
[PERIOD-END]                                 SEP-30-2000
[CASH]                                            82,224
[SECURITIES]                                            0
[RECEIVABLES]                                           0
[ALLOWANCES]                                            0
[INVENTORY]                                             0
[CURRENT-ASSETS]                                   95,614
[PP&E]                                           672, 113
[DEPRECIATION]                                    40, 483
[TOTAL-ASSETS]                                  3,247,460
[CURRENT-LIABILITIES]                           1,431,792
[BONDS]                                                 0
[PREFERRED-MANDATORY]                                   0
[PREFERRED]                                             0
[COMMON]                                          16, 500
[OTHER-SE]                                      1,417,318
[TOTAL-LIABILITY-AND-EQUITY]                    3,247,460
[SALES]                                                 0
[TOTAL-REVENUES]                                        0
[CGS]                                                   0
[TOTAL-COSTS]                                           0
[OTHER-EXPENSES]                                  358,194
[LOSS-PROVISION]                                        0
[INTEREST-EXPENSE]                                 60,552
[INCOME-PRETAX]                                  (418,746)
[INCOME-TAX]                                            0
<INCOME-CONTINUING                                      0
[DISCONTINUED]                                          0
[EXTRAORDINARY]                                         0
[CHANGES]                                               0
[NET-INCOME]                                     (418,746)
[EPS-BASIC]                                          (.03)
[EPS-DILUTED]                                        (.03)