Form 10KSB
period 2000-12-31
I T TECHNOLOGY INC
filed 2001-03-28
CIK 1100006

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark one)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2000 or  ____________________

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission File Number 000-30-543

                              I.T. TECHNOLOGY, INC.
             (Exact name of Registrant as specified in its charter)

                Delaware                              98-0200077
               ------------                         --------------
      (State or other jurisdiction of                (IRS Employer
       incorporation or organization)               Identification No.)


               34-36 Punt Road, Windsor, Victoria, 3181, Australia
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code  011 (613) 9533 7800

Securities registered pursuant to Section 12 (b) of the Act:

       Title of each class            Name of each exchange on which registered
            N/A                                        N/A
                   ---                                 ---

Securities registered pursuant to Section 12(g) of the Act:

                    Common stock, par value $.0002 per share
                    ----------------------------------------
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days.

                        Yes  X                       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant's common stock, ("Common Stock") held by non-affiliates of the Company was (US$_________) as at __________, 2001 Not applicable. The Company's shares are not publicly traded at this time.

There were 115,783,356 outstanding shares of Common Stock as of December 31, 2000.

                                     PART I


ITEM 1   BUSINESS

GENERAL

         I.T. Technology, Inc. ("I.T.") is a Delaware corporation formed on February 2, 1999 for the purpose of engaging in businesses either directly or through the acquisition of majority interests in companies involved in or related to the Internet, e-commerce or technology. The Company actively seeks investments in and acquisitions of entities with unique opportunities. Reference herein to "the Company" includes collectively I.T. Technology, Inc. and its subsidiaries unless the content indicates otherwise. To date, I.T. has acquired a 50.1% interest in Stampville.com, Inc. ("Stampville") and through its wholly-owned subsidiary, Bickhams Media, Inc. (formerly Bickhams Capital), has acquired approximately a 13% equity interest in VideoDome.Com Networks, Inc. ("VideoDome"), with an option to initially acquire up to a 25% equity interest in VideoDome. Stampville, incorporated in 1999, is in the process of further developing its web-site at www.stampville.com, and intends to specialize in the wholesale and Internet sale of philatelic memorabilia, including stamps and other collectibles. VideoDome provides a range of Digital Media services, including but not limited to: hosting and delivery, media management services, registration and delivery of video stream via the Internet. VideoDome's Internet web site is located at www.videodome.com.

         Through its executive officers and directors, the Company identifies projects or companies which have high growth potential and which can benefit from the commercial and financial expertise of its personnel. The Company emphasizes relationships in which its resources can enhance the creative and technology skills of its partners, and is open to a variety of potential relationships, including joint ventures and strategic alliances.

         The Company has two wholly owned subsidiaries, Bickhams Media, Inc., incorporated in Delaware, which holds its interest in VideoDome and is pursuing other interests in digital media and related industries, and I.T. Technology Pty Ltd, which is incorporated in Australia and furthers the Company's operations in Australia and owns its executive offices.

         The Company's Form SB-2 Registration Statement was declared effective by the Securities and Exchange Commission (the "SEC") on February 14, 2001. In this self underwritten, best-efforts offering the Company is seeking to raise up to $2.5 million through the sale of up to 25 million shares of its common stock at $.10 per share (the "Offering"). At present the Offering is in progress and to date the Company has not raised a material amount of proceeds pursuant to the Offering. The Company intends to utilize the proceeds of the Offering, to the extent received, as follows: First for working capital; Second to finance the acquisition of a further interest in VideoDome and to provide working capital to Stampville; Third to repay monies due to affiliates of the Company; and Fourth to pay off a part of the balance due on the building housing the Company's executive offices in Melbourne, Australia.

         The Offering replaces a prior proposed public offering by the Company which was suspended prior to the sale of any of the Company's shares thereunder. On November 6, 2000, the Company restructured its share capital through an amendment to its Articles of Incorporation to increase the authorized capital from 100 million to 500 million shares of common stock and change the par value of its common shares from $0.001 cents to $0.0002 cents per share. At such time, the Company also effected a 5 for 1 stock split of its outstanding common stock.

         The executive offices of the Company are located at 34-36 Punt Road, Windsor Victoria, 3181, Australia and the telephone number is +613 9533 7800 (facsimile +613 9533 7900). Stampville's main executive offices and the Registrant's New York offices are located at 456 Fifth Avenue, Brooklyn , NY 11215. Stampville's telephone number is (718) 369-8881. The Company's web site is located at www.ittechinc.com.

                                  RISK FACTORS

The Company has no operating history and therefore cannot ensure the successful operation of its proposed business or the execution of its business plan.

         The Company was formed in 1999 and the Company has no operating history. In addition, both Stampville and VideoDome are also recently formed and have limited operating histories. The Company does not know if it will be able to successfully operate its proposed business, or that either Stampville or VideoDome will be able to execute their business plan.

Because of the Company's dependence on the net proceeds of its pending Offering, and because there can be no guarantee that other future financing will be available to it, the Company cannot ensure that it will be able to obtain the capital necessary to implement its plan of operations.

         The Company has limited resources and will be dependent on the net proceeds of the Offering to implement its plan of operation, including the funding of its acquisition of further interests in VideoDome, as the well as other potential investments and acquisitions in the United States and Australia. Unless the Company raises at least $2,000,000 in the Offering, the Company may not be able to fully finance its business plans and Stampville may have to curtail aspects of its operations. If the Company does not raise sufficient funds in the Offering and in the absence of alternative funding, Stampville would reduce its workforce, limit its activities to establishing and operating its web site, and curtail research and development activities, cataloging efforts and expansion plans, and instead focus on the sale of stamps. The shares in the Offering are being offered on a self-underwritten basis. Therefore, the Company cannot guarantee that the Offering will raise sufficient capital to enable it to finance and implement its plan of operation, or any capital at all. Consequently, the Company may still need to seek additional financing. Furthermore, even if the Company raises sufficient funds in the Offering, the Company may still need to seek future additional financing if its assumptions prove inaccurate or if its capital requirements vary from those currently planned, or to further fund potential ongoing operating expenses such as the enhancement of its services and products, the development of strategic marketing alliances and/or the acquisition of complementary businesses, technologies, content or products.

         As a result of the broad decline in the market value of publicly traded e-commerce and Internet companies during recent months, obtaining financing for Internet and e-commerce ventures has become increasingly difficult and a number of larger better funded Internet and e-commerce ventures have liquidated or declared bankruptcy. In view of the foregoing, the Company cannot guarantee that it will be able to obtain any additional financing or that such additional financing, if available, will be on terms and conditions acceptable to it.

There is no established market for the Company's stock and investors may not be able to resell their shares in the future.

         There is no established market for the Company's common stock and a market may never develop. If no market is developed, then it will be difficult or impossible for investors to eventually sell their shares.

Management owns a majority of the Company's outstanding voting shares and the Company relies on management for all business decisions, and consequently other shareholders in the Company may not have a meaningful say in management of the Company's business.

         The Company's management, including Henry Herzog, Levi Mochkin and Jonathan Herzog, and affiliates of management prior to the Offering beneficially owned 79.27% of the Company's common stock. Even if the Company were to sell all 25 million shares in the Offering, management and their affiliates would still collectively own approximately 65% of our outstanding common shares. In addition, the Company relies on management to make all of the Company's business decisions. Consequently, other owners of the Company's common stock may not have the ability to influence management of the Company's business.

After the completion of the Offering, a large number of the Company's outstanding shares of common stock may be freely tradeable and eligible for sale, and this could adversely affect the price of the common stock.

         The market price of the Company's common stock could drop due to the sales of a large number of shares of its common stock or the perception that such sales could occur. These factors could also make it more difficult to raise funds through future offerings of the Company's common stock.

         After the Offering, if all the 25 million shares are sold, 140,783,356 shares of the Company's common stock will be outstanding. Of these shares, the 25 million shares sold in the Offering, will be freely tradeable without restrictions under the Securities Act, except for any shares purchased by "affiliates," as defined in Rule 144 under the Securities Act. The Company's officers and directors and majority stockholders, with the exception of Instanz Nominees Pty Ltd. ("Instanz"), have entered into lock-up agreements pursuant to which they have agreed not to offer or sell any shares of the Company's common stock without first obtaining the written consent of the other officers, directors and majority shareholders. Upon expiration of this lock-up period, the shares owned by these persons prior to completion of the Offering may be sold into the public market without registration under the Securities Act in compliance with the volume limitations and other applicable restrictions of Rule 144 under the Securities Act. In addition, during a period commencing 180 days after the effective date of the Offering and ending no later than three years after the effective date of the Offering, Instanz shall have the right to demand that the Company file a registration statement covering the reoffer and resale by it of its shares until such time as Instanz has received $2.5 million. Instanz's registration rights will lapse upon the sale of shares that results in Instanz receiving $2,500,000 in net proceeds, or upon the termination of Instanz's registration rights.

The Company's business may be harmed because it has not completed the filing of its trademark and patent applications and the Company does not have any registered copyrights.

         All of the Company's software was acquired from third parties. Neither the Company nor Stampville have registered copyrights on any software. The Company relies upon confidentiality agreements signed by its employees. Stampville applied on August 13, 1999 with the United States Patent & Trademark Office for registration of "Stampville.Com" and three designs, combined with words, letters and/or numbers as trade and service marks. Stampville has received preliminary comments from the United States Patent and Trademark Office regarding the application and is in the process of responding to those comments. Except as discuss above, Stampville has not taken any steps to protect the technology or other intellectual property it uses and is developing, and does not know if such technology or intellectual property can, in fact, be protected from use by others. It is possible that competitors may use Stampville's technology to compete with it, or develop other types of technology which allow them to compete effectively with Stampville.

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

                                   The Company

         I.T. is a Delaware corporation created for the purpose of engaging in Internet, e-commerce and technology businesses, directly and through acquisitions of equity in these companies. I.T. actively seeks investments in and acquisitions of entities with unique opportunities. I.T.'s wholly-owned subsidiary, I.T. Technology Pty. Ltd., furthers the Company's operations in Australia and owns our executive offices located in Melbourne, Australia. Through the Company's executive officers and directors, it identifies companies which have high growth potential and which can benefit from the commercial and financial expertise of its personnel. The Company emphasizes relationships in which its resources can enhance the creative and technological skills of its partners, and the Company is open to a variety of potential relationships, including joint ventures and strategic alliances.

         Pursuant to an agreement entered into in June 1999 and amended in December 1999, and October 13, 2000, the Company has acquired 50.1% of the equity of Stampville.Com Inc. (the "Stock Purchase Agreement") , a corporation specializing in the business of selling collectible stamps and other memorabilia through the Internet on a retail basis to the general public and collectors. Stampville also intends to sell collectible stamps and other memorabilia through standard business channels on a wholesale basis. I.T. has invested $2,741,250 in Stampville and has agreed to issue to the original shareholders of Stampville 5 million shares of the Company's common stock. Pursuant to the Stock Purchase Agreement, as amended, the Company agreed to issue to Jonathan Malamud or his nominee , 5,000,000 post-split shares over the next two years, as follows: (i) 1,000,000 post-split shares which have already been issued; (ii) 1,000,000 post-split shares on April 13, 2001; (iii) 1,500,000 post-split shares on October 13, 2001; and (iv) 1,500,000 post-split shares on October 13, 2002.

         Pursuant to an agreement dated as of March 24, 2000 and amended as of October 31, 2000, the Company entered into an agreement, through its wholly-owned subsidiary, Bickhams Media, Inc., to acquire up to a 50.1% equity interest in VideoDome.Com Networks, Inc (the " VideoDome Agreement"). The VideoDome Agreement provides the Company with an option to purchase an amount of shares in VideoDome which will bring its equity interest in VideoDome up to 25% of the outstanding common stock, upon the payment of $1,000,000, payable in ten equal monthly installments commencing November 15, 2000; and a further option to purchase additional shares such that the Company's equity ownership in VideoDome may increase to a 50.1% equity interest for an additional $4,000,000 on or before August 31, 2001 (the "VideoDome Option"). Beyond this, the Company has a further option to acquire an additional 25% equity interest for approximately $20,000,000, with an escalating exercise price clause in the event of certain conditions. As of March 1, 2001, the Company had approximately a 13% equity interest in VideoDome.

         The VideoDome Option is structured as a purchase of series A preferred stock, which is convertible into common stock and is senior to all other classes of VideoDome stock. The preferred stock has voting rights along with VideoDome's common stock, a liquidation preference of $2.12 per share, which is equal to our average per share exercise price under the option agreement and includes anti-dilution and other protections. The Company is not under any legal obligation to exercise the outstanding and unexercised portions of the VideoDome Option.

Industry Background

The Internet

         The Internet is a global web of over 50,000 computer networks, the first of which the Were developed over 25 years ago. The Internet was originally installed using UNIX-based computers, a development of AT&T, a telephone company, which had very sophisticated communications capabilities for its time. At first, although the Internet served the objectives of the United States Department of Defense, it was looked upon by others as awkward due to its arcane commands and inaccessibility to persons without specific technical training. This hampered its growth for a considerable period of time.

         A key breakthrough to the accessibility of the Internet occurred with the development of the communications transport protocol "TCP/IP," which made it possible for each Internet computer to pass on packets of information to different types of computers without using a switchboard. Using TCP/IP, any computer can link onto the Internet and its conglomeration of networks for a cost that is fundamentally lower than, and structured differently from, the cost of linking onto stand-alone networks.

         Communication on the Internet occurs primarily between a client and a server, or so-called host computers. The client computer initiates a request for information or other activity and the server computer responds to, or serves, that request. Furthermore, server computers run specialized software specifically designed to provide a variety of services to client computers. Notably, many host computers operate as mail servers or file servers that enable the downloading or transferring of files. The Internet has historically been used by academic institutions, defense contractors and government agencies primarily for remote access to host computers and for sending and receiving electronic-mail and has traditionally been subsidized by the United States Federal Government. As an increasing number of commercial entities have come to rely on the Internet for business communications and commerce, the level of federal subsidies has significantly diminished and funding for the Internet infrastructure and backbone operations has shifted primarily to the private sector and end users. In addition, according to industry market research, as far back as October 1994 the number of commercial domains on the Internet surpassed the number of educational domains.

World Wide Web

         Much of the recent growth in Internet use by businesses and individuals has been driven by the emergence of a network of servers and information available on the Internet called the World Wide Web. The web, based on a client/server model and a set of standards for information access and navigation, can be accessed using software that allows non-technical users to exploit the capabilities of the Internet. The web enables users to find, retrieve and link information on the Internet in a consistent manner which renders the underlying complexities irrelevant to the lay user. Electronic documents are published on web servers in a common format described by Hyper Text Mark-up Language, or HTML, which is a series of tags or codes added to a text document to format a document or add links to other documents. Web client software can retrieve these documents across the Internet by making requests using a standard protocol called HyperText Transfer Protocol, or HTTP. Browsers and HTML are an essential part of the success of the Internet and the continuing growth in the number of users. Browsers allow a user to wander around the Internet with relative ease while HTML allows the exhibitor of a web page to navigate to either some other page at that particular The web site or to a relevant page at another web site. The introduction of commercial web pages introduced a new and substantial opportunity for users of the Internet.

         The proliferation of web users has created significant demand for software to enable Internet servers and private servers on corporate networks to function as web sites, which are used by content providers to offer their products and services on the Internet and to publish confidential company information to employees inside the enterprise.


E-commerce

         E-commerce provides companies with the opportunity to serve a rapidly growing market as consumers increasingly accept the Internet as an alternative shopping vehicle. Growth in Internet usage has been fueled by a number of factors, including the large and growing number of personal computers in the workplace and home, advances in the performance and speed of personal computers and modems, improvements in network infrastructure, easier and cheaper access to the Internet and increased awareness of the Internet among businesses and consumers. The increasing functionality, accessibility and overall usage of the Internet and online services have made the Internet an attractive commercial medium. The Internet and other online services are evolving into a unique sales and marketing channel, just as retail stores, mail-order catalogues and television shopping evolved. Companies operating online can interact directly with customers by frequently adjusting their featured selections, editorial insights, shopping interfaces, pricing and visual presentations. The minimal cost to publish on the The Web, the ability to reach and serve a large and global group of customers electronically from a central location and the potential for personalized low-cost customer interaction provide additional economic benefits for online operators.

         The Internet also provides e-commerce companies with an opportunity to serve a global market. Online operators have the potential to build large common global customer bases quickly and to achieve superior economic returns over the long term. International Data Corporation, also known as IDC, an information technology market research and consulting firm, estimated that the number of people accessing the Internet had reached approximately 100 million by the end of 1998 and predicted that this number will reach 320 million by 2002. According to IDC, revenues through the purchase of goods and services over the Internet in the United States will reach approximately $250 billion in 2002. IDC has also reported that approximately 13% of all United States households the Were online in 1996, which figure increased to 20% by early 1998. IDC estimates that the number of Internet users buying goods and services on the Internet worldwide will exceed 128 million by 2002, as compared to 18 million in 1997, with the amount of commerce conducted over the Internet exceeding $400 billion by 2002. In addition, IDC estimates that worldwide Internet services revenues increased by 71% in 1998 to reach $7.8 billion and has forecasted that such revenues will surpass $78 billion by 2003. IDC has also reported that the United States accounted for more than 50% of worldwide Internet services spending at $4.6 billion in 1998. IDC has also estimated that corporate spending in the United States in the area of Internet-based products and services will increase from $85 billion in 1999 to over $203 billion by 2002.

                                BUSINESS STRATEGY

The Company - Operational Strategy

Stampville -- Operational Strategy

         Stampville is developing a "portal community" web site for the collectible postage stamps community and for hosting philatelic services to dealers, collectors, and hobbyists. Stampville believes that doing so would fill a gap in the stamp-collecting marketplace by establishing an online stamp network for stamp collectors. Stampville intends to design its services to satisfy a wide variety of consumers ranging from the casual collector to the dedicated stamp connoisseur through a comprehensive web site. The web site will merge the traditional hobby of stamp collecting with the technological advantages of the Internet. Stampville's online stamp community will provide information, both directly and through links, and make it possible to assemble an entire stamp collection online. In addition, Stampville plans to make available philatelists through its web site to afford personal attention to customers through e-mail or telephone. Stampville also intends to expand its business to potentially include other collectibles such as coins and sports memorabilia.

         Following the general formats of a number of commercial web sites, Stampville anticipates that its web site will produce revenue through sales, advertising, and services to the philatelic community. Strategic alliances with established philatelic businesses will provide initial merchandise, content and subject matter support. Initial traffic to the web site will be generated both through on-line and traditional advertising.

         The Company believes the Internet is an ideal medium for selling thematic and non-thematic collectibles. The natural and worldwide appeal of stamp collecting and stamp art is particularly conducive to electronic commerce. By offering high resolution graphic images of products with completely searchable databases and expert staff assistance, Stampville hopes to become a preeminent portal web site.

         Branching off the main Stampville website, there are over twenty independent "satellite" sites, which have been developed as part of Stampville's Micro-Site program, where mini web sites dedicated to a specific theme or topic are established. Stampville is also working on expanding its online database and has completed the initial stages of scanning a large amount of stamps into digital format in preparation for uploading together with their historical information into the Stampville database.

         Subject to its obtaining sufficient financing, Stampville also plans to engage in wholesale and bulk sales of framed stamp art in support of Stampville's Internet operations. Stampville believes there is significant opportunity to generate sales through bulk and wholesale sales to both national department and specialty stores, as well as gift shops, including sundry shops located at hotels, small vendors, and other potential online vendors.

         Stampville has entered into a three year supplier's agreement with Inter-Governmental Philatelic Corporation, also known as IGPC, one of the world's largest suppliers and dealers of philatelic stamps. IGPC represents approximately seventy postal administrations throughout the world in matters relating to the design, production and marketing of their postage stamps. IGPC also markets their stamps to collectors. Pursuant to its agreement with Stampville, IGPC has agreed to supply Stampville with stamps that IGPC has made available for public sale at the lowest pricing structure available to other dealers. In addition, IGPC has agreed to extend a $2 million line of credit to Stampville for the purchase of its stamps. The agreement with IGPC also provides that IGPC will provide content for Stampville's web site. Unless terminated at the end of the initial term by either party, the agreement with IGPC will automatically extend for an additional two year period. IGPC's President is Sam Malamud, the father of Jonathan Y. Malamud, a director, President and Vice President of Marketing of Stampville, and the father-in-law of David Eli Popack, director, Secretary and Director of Dealer Relations of Stampville. Stampville's agreement with IGPC will allow Stampville to purchase stamp sheets directly from IGPC. Stampville anticipates that IGPC will be a significant supplier of stamps to it and will allow Stampville to offer a wide array of stamps at competitive prices. Stampville is also in the process of seeking to establish an on-demand purchase system with IGPC, which, if implemented, will reduce Stampville's need to maintain substantial inventory of the products offered by IGPC, expedite fulfillment of orders and reduce Stampville's costs of sale.

         Currently, Stampville is pursuing business relationships with various other worldwide philatelic dealers.

Prospects of Stampville

         Stampville has chosen to engage in the Internet sale and distribution of stamps and collectibles because of its belief that the worldwide, multi-million dollar stamp industry is fragmented and highly inefficient. Stampville believes there are few worldwide dealers of any size and that most such dealers specialize in a narrow segment of the stamp collecting business. Stampville has also observed that individual valuable items and entire collections are generally sold at auctions, and that retail prices vary from area to area, which inconsistency, Stampville believes, is due to lack of information and supply dislocation.

         Linns Stamp News, the largest publication in the industry, has done annual market surveys since 1992. The latest survey for 1998 indicates the following:

         o        The total United States market for stamps is $791 million.

         o Numbers for the rest of the world are elusive. Nevertheless it is known that in countries such as Germany, the United Kingdom, China and Japan, stamp collecting is much more popular than in the United States.

         o Of Linn's readers, 43% had Internet access and 23% had made purchases of stamps via the Internet.

         o 33% of the collectors responding to the survey had a net worth of $500,000 or more and 34% had household incomes of $75,000 or more.

         Furthermore, in the March 13, 2000 publication of Linns Stamp News, it was indicated that there were $42 million in online auction sales and $15 million in online stamp sales.

         Stampville believes that these conditions make it possible for a firm providing sales and information through the Internet to provide a valuable service with meaningful results.

Videodome - Operational Strategy

         VideoDome provides streaming Internet video solutions for consumer and corporate markets. VideoDome focuses its efforts on providing accessible technologies that enable users to incorporate video components into web sites or promote their video products through VideoDome's services. VideoDome offers a complete solution, combining the processes of encoding, delivery, hosting and promotion of video over the Internet. VideoDome uses VideoDome InstaStream, a system that automates the process of placing orders, tracking, processing and customer notification of the final version of a video product. VideoDome's products are compatible with existing streaming media platforms, which facilitate transmission of videos over the Internet. VideoDome was founded in 1999. Its founders, Daniel Aharonoff and Vardit Cohen, had been involved in the business of integrating the different facets of the video streaming technology for several years prior to its founding. VideoDome is based in Burbank, California. Although the company has been advised that VideoDome is currently generating some revenues, it understands that these revenues are insufficient to fund VideoDome's research and development and expansion plans. In addition, the Company cannot state when, if ever, VideoDome will be able to operate profitably.

         VideoDome's services and technology address several markets: video streaming, encoding, communities and desktop video hardware and software.

         Video Streaming - Video streaming is an emerging segment of the Internet market. Internet video is typically comprised of several distinct application segments, including video mail, corporate training, executive messaging, distance learning, live on-demand news, entertainment and more. These applications are typically provided as separate products within corporate environments. More recently, video streaming has emerged as a cost effective means of bringing video to an individual corporate or consumer user using the Internet as a network transmission medium.

         Encoding - Until recently, the process of encoding and transferring of audio or visual material between platforms was dedicated to converting analog audio or video materials into digital formats such as MPEG, CDROM, DAT and other archival methods. Driven by the emergence of streaming video over the Internet and the increasing availability of bandwidth in both Intranet and Internet environments, new lothe Companyr-cost desktop personal computers and video players have emerged as growth drivers in the market. The encoding process is an initial step to cross from analog video to Internet streaming video.

         Community - Building an environment, or community, where users can share ideas, ask questions and correspond with each other and with experts is an increasingly important facet of creating brand awareness for Internet based companies. A number of companies, such as The Globe, GeoCities & Xoom, have built business models around the concept of building Internet communities. VideoDome believes that combining streaming video combined with an active community model can become a key factor to the overall experience of video over the Internet.

         Desktop Video Hardware & Software - VideoDome believes the market for computer-based videos is a precursor to the streaming video market. This market is currently expanding at a rate of greater than 40% per year with over 100 capture board and 30 desktop video editing software vendors in the market, the streaming market experiences a synergistic boost. VideoDome's solutions and technology can be combined with an expanding market including significant entries into compatible computer hardware will be help build distribution channels.

Videodome - Technology

         VideoDome has pioneered the development of a completely automated video conversion process, known as InstaStream, which allows for enhanced conversions into streaming formats, as well as a video management system referred to as the Media Manager, which serves to organize and simplify the process of publishing video into the Internet. Media Manager allows VideoDome, through a simple web interface, to build global channels and individual content channels which are then tailored for individual need. It allows for management of the media and provides flexibility by enabling functions such as powerful video search, filtering, customization, interstitial ad placement and more. VideoDome's Media Manager is customizable and can support a variety of page layout, look and feel on the front end with a feature set on the interface. The video can also be customized to display at various sizes and quality of transmission.

         Network Management and Integration - VideoDome's management "hooks" allow for performance tracking of video over networks, remote management of video database, logging of usage parameters, smart routing, fault tolerance and guaranteed quality of service.

         System Scalability - InstaStream allows for seamless processing of raw video files into encoded files which are then moved to a video delivery server and automatically notify customers of their newly available streaming video available online.

         Standard, Format & Platform Interoperability - the VideoDome,'s solutions will support various emerging multimedia standards and compression formats, and are portable between Windows, MAC and UNIX platforms.

         Intellectual Property - VideoDome has indicated that it intends to file several patent claims addressing, among other things, scalable video conversion processes, dynamic directories, cataloging and administration.

         While VideoDome faces competition in the streaming video services area from companies such as Loudeye.com, InterVu and others, VideoDome believes it has an advantage in its ability to deliver scalability across its InstaStream network, which allows for a fully automated level of order conversion, combined with a comprehensive package of services which provides encoding, delivery and marketing of streaming video content at the same time and from the same company. VideoDome also can provide Media Manager technology which simplifies the process of publishing video over the Internet.

         VideoDome has not taken any steps to perfect its ownership of the technology and other proprietary information it has developed, and may not do so in the future. Whether or not it undertakes to obtain patents or otherwise protect its technology and proprietary information, VideoDome cannot be sure that it will be able to prevent others from using the technology, or other technology which can produce substantially the same results, all to the detriment of VideoDome.

Videodome - Products

         Media Manager - Media Manager allows VideoDome, through a simple web interface, to build global channels and individual content channels which are then tailored for individual need. It allows for management of the media and provides flexibility by enabling functions such as powerful video search, filtering, customization, interstitial ad placement and more. VideoDome's Media Manager is customizable and can support a variety of page layout, look and feel on the front end with a feature set on the interface. The video can also be customized to display at various sizes and quality of transmission. FoxKids Online Network and the Fox Family Channel participated in a one year beta program with VideoDome utilizing the Media Manager concept. VideoDome has formed alliances with leading content-delivery network providers, including Intel Internet Media Services, Akami, and Speedera, to cache and deliver Media Manager published content.

         In February 2001, VideoDome launched its new Media Manager 4.0 product, an easy-to-use Web based application that enables customers to upload media, frame it with text and graphics, lay it out on a Web page, and publish it directly to the Web. This effectively eliminates development, increased resources and extended time-to-market. It provides a flexible yet powerful digital media publishing solution.

Competition

I.T. Technology

         The Company is, and will continue for the indeterminate future to be, an insignificant participant in the Internet and e-commerce business. The Company expects to encounter intense competition from other entities having business objectives similar to ours. Many of these entities, including venture capital partnerships and corporations, blind pool companies, large industrial and financial institutions, small business investment companies, "incubators" and other wealthy individuals, are well-established and have extensive experience in identifying and effecting acquisitions directly or through affiliates. Many of these competitors, such as the Internet Capital Group Inc., VerticalNet, Comcast Corporation and Safeguard Scientifics, Inc., possess far greater financial, technical, human and other resources than the Company do, and there can be no assurance that the Company will have the ability to compete successfully. Our financial resources will be limited in comparison to those of many of our competitors. This inherent competitive limitation may compel us to select certain less attractive prospects. There can be no assurance that such prospects will permit us to achieve our stated business objectives.

Stampville

         All aspects of the Internet market are new, rapidly evolving and intensely competitive, and the Company expects competition to intensify in the future. Barriers to entry are low, and current and new competitors can easily launch new web sites, e-commerce concerns, portals and other competitive alternatives at a relatively low cost using commercially available software. Stampville's present competitors include companies that have equal access to expertise in computer and Internet technology such as "Stampfinder.com" and other online stamp collecting and gift art Internet sites, as well as Internet directories, search engine providers, shareware archives, content sites and entities that attempt to establish online communities. Stampville also will compete with a number of other traditional companies, such as stamp, gift and hobby shops. Other major companies have the financial and technical ability to compete aggressively in the stamp collecting market on the Internet. Many, if not all, of these companies have longer operating histories, larger customer bases, greater brand name recognition in other businesses and Internet markets and significantly greater financial, marketing, technical and other resources than the Company or Stampville have. Competitive pressures created by any one of these companies, or by Stampville's competitors collectively, could have a material adverse effect on Stampville's and the Company's business, results of operations and financial condition, and the Company can give no assurance that either the Company or Stampville will be able to compete successfully against current and future competitors.

         In addition, other major nationally-known companies have the capability to include stamp-collecting content on their existing well known web sites, to market stamp-collecting web sites through strong distribution channels and to package their stamp-collecting web site with other popular web sites. To the extent that a significant online market develops for stamp collecting, the Company anticipates that both traditional companies and Internet companies will develop competitive web sites. All such companies would likely be better known than Stampville, and would have significantly greater resources. In addition, competitive services in the stamp collecting marketplace may be under development by major Internet companies of which the Company are unaware.

Videodome

         Like other internet-related businesses, VideoDome faces competition from a variety of sources, ranging from small companies like VideoDome to large, well-established companies. Because the barriers to entry are low and potential competitors can establish competing businesses at relatively low cost, VideoDome expects to face strong competition, both from individuals and entities comparable in size to VideoDome as well as large, well-established and well-funded competitors. Because of the size of the potential market which VideoDome hopes to serve, VideoDome expects that as it becomes a more visible and important provider, it will face additional competition.

Intellectual Property

         All of I.T. and Stampville's software was acquired from third parties. Neither the Company nor Stampville have registered copyrights on any software. Stampville relies upon confidentiality agreements signed by its employees. Stampville applied on August 13, 1999 with the United States Patent & Trademark Office for registration of "Stampville.Com" and three designs, combined with words, letters and/or numbers as trade and service marks. Stampville has received preliminary comments from the United States Patent and Trademark Office regarding the application and is in the process of responding to those comments. VideoDome has indicated that it intends to file several patent claims addressing, among other things, scalable video conversion processes, dynamic directories, cataloging and administration.

Environmental Matters

         The Company believes that it and its subsidiaries are in material compliance with all relevant federal, state, and local environmental regulations and do not expect to incur any significant costs to maintain compliance with such regulations in the foreseeable future.

Research and Development

Stampville - Current Development Status

         As of December 31, 2000, Stampville had launched over twenty separate "micro" web sites. Each of the sites allow a user to view and purchase stamp-related products which relate to the subject matter of the web site. Stampville has launched its core web site and is launching additional "micro" web sites. Stampville's core site includes the following key components:

         o a home page at www.stampville.com that focuses on relating stamps to current events.

         o a data base of 30,000 stamps and a display of 10,000 stamps available for sale, together with detailed descriptions of each stamp;

         o the ability for collectors to add stamps to a personal wish list.

         o a news and events section displaying current information, news and stories relating to stamps and philatelic-related matters;

         o a specialty page displaying new issues of stamps released globally by country postal services; and

         o a calendar of events which will publicize events of interest to stamp collectors.

         o a microsites section that hosts all of the microsites created to date.

                  In addition, Stampville is considering the following enhancements for future versions of its core web site:

         o        an auction room;

         o an extensive database of a large selection of stamps produced throughout the world with images and key descriptive data.

         o        a fully capable trading site for collectors

         o        a business to business capable wholesale site.

Governmental Matters

         Except for usual and customary business and tax licenses and permits, and the licenses and permits described elsewhere herein, no governmental approval is required for our principal products and/or services, nor does the Company know of any existing or probable governmental regulations affecting our activities.

Employees

         As of December 31, 2000, the Company through its Australian subsidiary, I.T. Technology Pty. Ltd., employed one full-time employee, who is an officer, and four part time employees, including two who are officers. As of December 31, 2000, Stampville employed 11 full-time employees and 2 part-time employees, including consultants working for Stampville, also including three executive officers. None of the Company's employees are represented by a labor union, and the Company believe that relations with its employees is good. As of the same date, VideoDome had 4 full-time employees, including 2 officers, 6 full time independent contractors, and 3 part-time outside consultants. Details relating to the terms of the Company's Consulting Agreements with Robert Petty are included in, "Item 10- Executive Compensation" and "Item 12- Certain Relationships and Related Transactions."

ITEM 2.   PROPERTIES

         The Company has entered into an agreement to purchase its executive offices, located at 34-36 Punt Road, Windsor 3181, Melbourne, Victoria, Australia, through its wholly-owned subsidiary, I.T. Technology Pty. Ltd. The office consists of a newly-built stand-alone office and showroom with on-site parking and approximately 540 square meters of office and showroom space. The purchase price of these premises was approximately $US595,000, of which $US132,000 was paid in cash and the remainder was financed through a loan payable in Australian dollars with the seller secured by the property, bearing interest at the rate of 7.25% per annum, with interest only payments due monthly and a single balloon payment of $US391,930 as of December 31, 2000, due on July 9, 2001. Pursuant to the terms of the purchase agreement the owner will register the title to the property in I.T. Technology Pty. Ltd. upon payment in full of the balance due on the loan.

         Stampville's offices and our New York office are located at 456 Fifth Avenue, Suite 300, Brooklyn, N.Y. 11215. Stampville has a lease agreement over these premises until December 31, 2001 at a rate of $4,000 per month.

ITEM 3.   LEGAL PROCEEDINGS

         There are no pending legal proceedings to which the Company is a party, or to which any of its property is the subject, which the Company considers material.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held a Special Meeting of Shareholders on November 6, 2000. (the "Special Meeting"). At the Special Meeting the Company's shareholders approved resolutions which amended its certificate of incorporation to increase the number of authorized shares of common stock from 100 million to 500 million and to decrease the par value of its common stock from $.001 per share par value to $.0002 per share par value. The shareholders also approved an amendment to the certificate of incorporation deleting the prohibition contained therein against shareholder actions by written consent. The shareholders also approved a five to one forward split of the Company's common stock. At the Special Meeting 12,050,000 votes were cast in favor of the proposals representing an amount in excess of a majority of the Company's outstanding shares eligible to vote. There were no abstentions or no votes against the proposals.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Company has not yet completed the sale of its common stock pursuant to the Offering and the 25 million shares of its common stock which have been or may be sold in the Offering have not been listed for trading on any securities exchange or NASDAQ. Trading of these share, if any, has been limited to the "pink sheets"; accordingly, there is currently no established public trading market for the Company's common stock.

Shareholders

         As of March 26, 2001 the Company had approximately 36 shareholders of record.

Dividend Policy

         It is the present policy of the Board of Directors to retain earnings for use in the Company's business. The Company has not declared any cash dividends to the holders of its Common Stock and does not intend to declare such dividends in the foreseeable future

Transfer Agent

         The Transfer Agent and Registrar for the Company's common stock is Transfer Online, Inc. Its address is 227 South West Pine Street, Suite 300 Portland OR, 97204 and its telephone number at that location is 503-227-2950
Fax: 503-227-6874.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Plan of Operations

         The Company was formed in February 1999 and is engaged in internet, e-commerce and other technology businesses. The Company expects to add value to operating companies by providing active and ongoing management infrastructure, support, funding, and expertise. The Company's goal is to identify projects or entities that have high growth potential and can benefit from the commercial and financial expertise of its personnel. The Company's practice is to emphasize relationships in which its resources can enhance the creative and technological skills of its partners.

         The Company does not have any meaningful revenues, and will not generate any meaningful revenues until it can successfully develop its operations. The Company does not anticipate generating any meaningful revenue for at least several months, if at all. During the next twelve months, the Company plans to satisfy its cash requirements by the proceeds of the Offering and if necessary, from additional contributions from its affiliates at their discretion. The Company does not expect any additional research and development of any products, nor does the Company expect to incur any research and development costs. The Company does not expect the purchase or sale of plant or any significant equipment, and the only current material commitments the Company has at this time is to lend additional capital to Stampville, and to complete its option to purchase additional stock in VideoDome, if the Company decides that it is feasible. The Company does not anticipate hiring additional employees at this time. Beyond the development of Stampville and potential further investments in VideoDome, the Company is continually reviewing and considering other enterprises and ventures, but has not made any commitments at this stage.

         After the Company satisfies its working capital requirements, if there are proceeds remaining from the Offering, a portion thereof will be loaned to Stampville. Subject to the availability of financing, Stampville's business plans contemplate a continuance of development of a portal community web site for the collectable postage stamp community that will service a wide range of areas surrounding the stamp market and possibly other areas of interest, which may include coins and sports memorabilia. These plans contemplate expansion beyond hobbyists and collectors to the art, entertainment and other targeted specialty markets and to develop a wholesale distribution channel for sale of its products as well.

         The Company, through its wholly owned subsidiary, Bickhams Media, Inc., is currently investigating possibilities of advancing the activities of VideoDome in the Australasian region and is seeking to also further develop its interests in the digital media industry, beyond its investment in VideoDome.

         The Company has generated losses from its inception and anticipates that it will continue to incur significant losses until, at the earliest, it can generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with establishing, attracting and retaining a significant business base. From inception through December 31, 2000 the Company's cumulative net losses were $3,393,109. There can be no assurance that the Company will be able to generate meaningful revenues or achieve profitable operations.

Results of Operations

Year ended December 31, 2000 versus year ended December 31, 1999

           During 1999 the Company's principal activities consisted of initial formation activities, the assembly of our current management team, the raising of capital through private placements, our location of and acquiring interests in Stampville and assisting its founders in developing this enterprise. In the year ended December 31, 2000 the Company's activities were mainly related to actual development of the Stampville business, including the launch of its main website, initial investments in VideoDome and restructuring the Company's capital structure and fundraising activities.

         On June 6, 2000, Ledger Technologies Pty. Ltd, a major shareholder, entered into a loan agreement with the Company, which resulted in the Company receiving a total of $905,000 in advances to fund working capital needs, including quarterly payments to Stampville and further investments in VideoDome. Lisa Mochkin, a director of Ledger Technologies, Inc., is the wife of Levi Mochkin, a Chief Executive Officer and director of the Company. On November 6, 2000, this loan plus accrued interest of $26,334 was converted to 23,283,356 post-split shares of common stock at $0.04 per share. In addition, on or about August 1, 2000, Instanz Nominees Pty. Ltd. ("Instanz") lent the Company $150,000 to supplement its working capital needs through the month of August, 2000. Instanz is also a stockholder and Helen Abeles, an affiliate of Instanz, is a former director of the Company. This loan bears interest at the rate of ten percent per year.

         In October, 2000, the Company raised $450,000 in a private placement of 9,000,000 post-split shares to an affiliate. The proceeds were used to complete the Company's investment in Stampville and for working capital purposes.

         On December 5, 2000, Ledger Technologies Pty Ltd entered into a new Loan Agreement with the Company, which resulted in $200,000 being advanced to the Company, which was used to make additional investments in VideoDome. This loan also bears interest at the rate of ten percent and is payable in equivalent Australian dollars.

         For the twelve months ended December 31, 2000, total payments to Stampville were $2,241,250. No further capital contributions are required under the Company's amended Stock Purchase Agreement. The Company intends to loan up to $750,000 to Stampville from the proceeds of the Offering.

         During this period business infrastructure was established, the core web site and additional micro-sites were launched and there was continued development of the database of stamp information involving scanning and data entry on each stamp.

         Pursuant to its agreement of March 24, 2000, on April 10 and July 28, 2000 respectively, the Company, through its wholly owned subsidiary, Bickhams Media, Inc. (formerly Bickhams Capital), exercised its first two options to purchase equity in VideoDome by investing an aggregate of $300,000 in exchange for a 10% equity interest in VideoDome. VideoDome is a provider of streaming video services on the Internet to consumer and corporate clients. Management has written off a substantial portion of its initial investment to reflect uncertainty in the market, the broad decline in the market value of internet companies and the high degree of risk associated with developement stage enterprises.

         On October 31, 2000 the Company's previous option to acquire an additional 40.1% of VideoDome expired and the agreement with VideoDome was amended, granting the Company an option to acquire up to a 50.1% equity interest in VideoDome under new terms and conditions. The amended agreement provides for the Company to increase its equity interests in VideoDome initially to 25% by payment of the sum of $1,000,000 in ten equal monthly payments. The first two installment payments were made in November and December of 2000, increasing the Company's total equity interest in VideoDome to 13%. The amended agreement further gives the Company the option to purchase up to a 50.1% equity interest in VideoDome for an additional $4,000,000 until August 31, 2001, and a final option to purchase an additional 25% equity interest in VideoDome for $20,000,000 provided certain other conditions are met. The Company is under no obligation to exercise the options to purchase the further interests in VideoDome. Management will continue to evaluate its interest in VideoDome, including subsequent investments, for valuation and recoverability.

         As a result of these activities, the Company incurred a net loss of $2,973,666 for the year ended December 31, 2000, its first full year of operations, compared to a net loss of $419,443 for the period from inception to December 31, 1999.

Liquidity and Capital Resources

         The Company's primary capital requirements have been to fund its initial investment in Stampville and VideoDome and preparations to raise funds in the financial markets. Additional capital will be needed to maintain the operations of Stampville, acquire additional equity interests in VideoDome, at the Company's discretion, and to pursue other business opportunities, as well as to fund working capital requirements, including legal and professional expenses.

         To date, capital requirements have been financed through the issuance of equity securities, long-term debt and loans from affiliates. In February, 2001 the Company's Form SB-2 Registration Statement was declared effective by the SEC. Pursuant to this registration statement, the Company is seeking to raise up to $2.5 million through the sale of up to 25 million shares of its common stock (the "Offering"), to fund working capital requirements, advance funds to Stampville and for potential further investments in VideoDome. As at December 31, 2000, the Company had a working capital deficit of $704,867, which deficit included $350,000 in loans payable to affiliates. Upon mutual agreement of the parties, these loans shall be repaid only after the Company has received additional financing and at that time upon the mutual agreement of the Company's Board of Directors and these affiliates.

         In July 1999, the Company entered into an agreement to purchase a building in exchange for cash and a note payable in Australian dollars which as of December 31, 2000 equaled to approximately $391,930 USD. Such indebtedness bears interest at the rate of 7.25% per annum and is repayable in July 2001. The Company is considering various re-financing alternatives for the balance outstanding on the building. In the event the exchange rate of Australian dollars to U.S. dollars increases, the amount of U.S. dollars required to settle this obligation, as well as any other obligations the Company has in Australia to be paid in Australian dollars, will increase.

         The capital requirements relating to implementation of the Company's business plan will be significant. During the next twelve months, the Company intends to advance Stampville up to the sum of $750,000, and possibly increase its interest in VideoDome, as well as meet working capital needs. Other than as described above, at present there are no material commitments for capital expenditures.

         The Company will be dependent on the proceeds of its Offering or other financing in order to fully implement its proposed plan of operation. Depending on how long it takes for the Company to raise additional capital, it may borrow additional funds for working capital requirements through loan transactions with parties related or affiliated with it, which may be repaid out of the proceeds of the offering or debt or equity financing (through private placements to a limited number of accredited investors.) Based on the Company's currently proposed plans and assumptions relating to the implementation of its business plans, in the event all of the shares in the Offering are sold, the Company will retain approximately $360,000, which should be sufficient to satisfy its contemplated working capital requirements for approximately one year following the consummation of the Offering.

         If the Company receives at least $2,000,000 from the sale of common stock in the Offering, it has agreed to provide an unsecured loan to Stampville of $750,000. If the Company or Stampville do not obtain additional financing, Stampville will reduce its work force, curtail research and development activities, cataloging efforts and expansion plans, and instead will focus its operations principally on the sale of stamps. Accordingly, the Company believes that with its continued support, together with Stampville's significant reduction in activities and operating expenses discussed above, Stampville will be able to operate for at least twelve months, even if Stampville does not generate material revenues from the sale of stamps.

         As previously noted, the Company intends to retain $360,000 for working capital, which it presently believes to be sufficient to support operations for at least twelve months. In the event that plans change, assumptions change or prove to be inaccurate, or if the proceeds of the offering prove to be insufficient to implement its business plans, the Company would be required to seek additional financing sooner than currently anticipated. There can be no assurance that the proceeds of the Offering will be sufficient to permit the Company to implement its proposed business plan or that any assumptions relating to the implementation of such plan will prove to be accurate. To the extent that the proceeds of the offering are not sufficient to enable the Company to generate meaningful revenues or achieve profitable operations, the inability to obtain additional financing will have a material adverse effect on it. There can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all.

Recent Developments

         On January 11, 2001, the Company's 50.1% subsidiary, Stampville entered into a Loan Agreement with an affiliate of I.T. to provide it with interim short-term financing of $100,000. In February and March, 2001 I.T advanced Stampville a further $95,000.

         On February 14, 2001, the Company's Registration Statement on Form SB-2 with respect to the Offering was declared effective by the SEC. The Company is seeking to raise up to $2.5 million through the sale of up to 25 million shares in the Offering.

Inflation

         The Company has not been materially affected by inflation in the United States. While it is not anticipated inflation will affect the Company's operations, increases in labor and supplies could impact its ability to compete.

Year 2000 Compliance and Costs

         As has been widely reported, there has been worldwide concern that Year 2000 technology problems would materially and adversely impact a variety of businesses and local, national and global economies. While relatively few disruptions were reported on and after December 31, 1999, concerns remain that there will be a delayed effect to computer users. As a newly formed entity, all computer hardware and software acquired has been represented to the Company as Year 2000 compliant, and it is not expected that future expenses associated with ongoing compliance will be material to the Company's financial position or future results of operations, although there can be no assurance that as a result of presently unforeseen computer programming or future dealing with vendors or other parties difficulties will not arise.


Cautionary "Safe Harbor" Statement under the United States Private Securities Litigation Reform Act of 1995

         Certain information contained in this Form 10-KSB are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 ("the Act"), which became law in December, 1995. In order to obtain the benefits of the "safe harbor" provisions of the Act for any such forward-looking statements, the Company wishes to caution investors and prospective investors about significant factors which, among others, have in some cases affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10-KSB contains forward-looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control, including general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employment benefit costs; availability and costs of raw materials and supplies; changes in, or failure to comply with various government regulations; slower than anticipated completion of research and development projects and movements in the foreign exchange rate.

ITEM 7.  FINANCIAL STATEMENTS

         Index to Financial Statements                                 F-1

         Report of Independent Certified Public Accountants            F-2

         Consolidated Balance Sheets                                   F-3

         Consolidated Statements of Operations                         F-4

         Consolidated Statement of Stockholders' Equity                F-5

         Consolidated Statements of Cash Flows                      F-6 - F-7

         Notes to Consolidated Financial Statements                    F-8



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         David Landauer was elected to the Company's Board of Directors in October 2000. Mr. Landauer's Form 3 Report was filed on March 27, 2001.

Directors and Executive Officers of I.T.

         The following table sets out certain information in relation to each person who held a position of Director and/or executive officer of the Company at December 31, 2000. The background of each of the individuals identified in the table follows the table.




NAME                    AGE                 POSITION(S) HELD
-----                   ---                 ----------------

Levi Mochkin            39          Chairman of the Board, Chief
                                         Executive Officer and Director

Henry Herzog            59          President and Director

Jonathan Herzog         29           Secretary, Chief Financial
                                         Officer and Director

Anthony Davis           41           Director

Robert Petty            36           Vice President - Business Development of
                                         the Company and Acting Chief Executive
                                         and Financial Officer of Stampville
                                         and President of VideoDome

David Landauer          40           Director

Henry Herzog

         Mr. Henry Herzog is a founding director of the Company and has served as its President since February 1999. Previously, he headed up a restructuring and reorganization of Bayou International, a publicly listed company, and served as President and Chief Executive Officer of that company from May 1986 to March 1988. From March 1988 through June 1999, he served as Vice President of Bayou International, now Bay Resources Ltd. He has over thirty-five years of business experience. He was responsible for the reorganization of the Kingsway Group, which became known as Australia Wide Industries Ltd. From 1983 to 1988, Mr. Herzog served as a director of Australia Wide, which has recently been renamed Autogen Limited, a company listed on the Australian Stock Exchange under the symbol "AGT," and also served as a director of numerous other publicly listed companies during this period. Over the past five years he has been employed as a consultant by Sujol Nominees Pty. Ltd., which is involved in hotel management, consulting and investment. Mr. Henry Herzog is the father of Jonathan Herzog and father-in-law of Levi Mochkin.

Levi Mochkin

         Mr. Levi Mochkin is a founding director of the Company and has served as its Chief executive Officer since January 1999. He is known in both the Australian stock brokerage industry and in the wider business community. Mr. Mochkin has thirteen years of business experience. For over ten years, Mr. Mochkin has been an executive director and key leader of the Ledger Holdings Pty. Ltd. Group, located in Melbourne, Australia. During this period, the Ledger Holdings Pty. Ltd. Group has been engaged in equity and capital market activities, including many highly complex corporate transactions and fund raisings. From 1995 to 1999, Ledger was contracted with Bell Securities Limited and was instrumental in the development of Bell's stock brokerage business. In late 1997, Bell, through Mr. Mochkin and his Ledger Group, acted on behalf of one of Australia's largest gold mining companies, Great Central Mines Limited, and carried out two simultaneous on-market takeover bids on the Australian Stock Exchange, worth a combined total value of $330 million in Australian dollars. As of December 1999, Mr. Mochkin has joined Barton Capital Securities as a securities dealer. Mr. Levi Mochkin is the son-in-law of Mr. Henry Herzog, the brother-in-law of Jonathan Herzog and the brother of Mr. Mendel Mochkin, who has been engaged by us to provide certain services relating to our operations.

Jonathan Herzog

         Mr. Jonathan Herzog is a founding director of the Company and has served as its Chief Financial Officer since February 1999. Between 1995 and 1999, Mr. Herzog was a securities dealer and consultant with the Ledger Holdings Group at Bell Securities Limited, a member of the Australian Stock Exchange. He has been actively involved in the Australian financial markets for over ten years. He attended the Rothberg School at Hebrew University in Jerusalem in 1991. Mr. Herzog is a Fellow of the Australian Institute of Company Directors since 1993, and holds a Bachelor of Economics Degree from Monash University in Melbourne, Australia. Mr. Jonathan Herzog is the son of Henry Herzog and the brother-in-law of Levi Mochkin.

Anthony  L. Davis

         Mr. Anthony Davis has been a director of the Company since August 1999. He has occupied senior roles in institutional equity sales for nearly 15 years, covering all major international financial centers. Mr. Davis is one of the largest shareholders and was a significant seed capitalist in Neighborhood Cable Limited, a start-up company providing a broadband network in regional Australia, which recently listed on the Australian Stock Exchange under the symbol "NCA." Since February 1998, he has been an institutional dealer with Burdett, Buckeridge and Young in Melbourne, Australia and prior to this, he occupied a similar position at ABN AMRO. From 1985 to 1989, Mr. Davis served as a director of Institutional Equity Sales at McIntosh Securities both in London and Australia. From 1989 through September 1996, he was a director of Prudential Bache Securities in Australia and was the Global Manager of Australian equity sales, managing the institutional desks of Melbourne, Sydney, London, New York and Paris. During this time he also served as a member of Prudential's Executive Management Committee. Between September 1996 and 1997, Mr. Davis was the joint head of Prudential's Equity Capital Markets Division in Melbourne. Mr. Davis holds a Bachelor of Commerce Degree from the University of Canterbury, New Zealand and a Graduate Diploma in Applied Finance from the Securities Institute of Australia.

David Landauer

         Mr. David Landauer was elected to the Company's Board of Directors in October 2000. He has held senior roles in institutional equity sales both in Europe and Australia, for over 21 years. From 1985 through 1989, he was an associate director of Australian Equity Sales at McIntosh Hoare Govett. From 1989 through 1997, he served as head of European sales for Prudential Bache Australia. Between 1997 and 1998 he was employed as director, head of European sales, for ABN-AMRO Hoare Govett Australia. From 1998 through the end of 2000, Mr. Landauer was the head of European sales for Burdett, Buckeridge & Young. He is currently s self employed consultant. From 1995 through 2000, he has also served as a director on the Eyres Reed Resources Fund, and, from 1998 until March 2001, he served as a director of Golden Prospect Plc, a publicly traded company in the United Kingdom.

Robert Petty

         Robert Petty has an extensive background in management and operations across the manufacturing, retail, and Internet e-commerce industries. Since October 1999, he has been engaged by the Company and our subsidiaries as a consultant in various capacities. He has served as our Vice President -- Business Development since January 2000, and has been the Acting Chief Executive and Chief Financial Officer of Stampville since January 2000. Prior to consulting for us, Mr. Petty, from December 1997 to March 1999, was engaged in a number of capacities by Telstra Corp., one of the world's largest telecommunications companies, where he was the senior Business Development Manager responsible for the company's electronic business solution products as well as the Manager of Electronic Business Services on a global scale, responsible for marketing and Strategy of Telstra Corp.'s global product roll out of e-commerce products. In the role of Manager of Electronic Business Services, Mr. Petty worked with some of the world's leading technology and Internet e-commerce companies, such as IBM, Hewlett Packard, Intelilsys, Web Methods, Motorola and many others. Previously, from 1995 through 1998, Mr. Petty was employed with Brashs Pty. Ltd., a large Australian consumer electronics and music retailer, in a number of capacities, most recently as the national Product Merchandiser, responsible for product selection and purchasing, marketing, merchandising, budgeting and general business planning for the departments of computers, home office and mobile phone departments nationally. Mr. Petty holds a CBS in Accounting from Swinburne University of Technology.

Stampville -

         The following table sets out certain information in relation to each person who held a position of Director and/or executive officer of the Stampville at December 31, 2000. The background of each of the individuals identified in the table is described following the table.

NAME                                                AGE         POSITION
----                                                ---         --------

Jonathan Y. Malamud.............................     26         Director, President and Vice President of
                                                                Marketing

David Eli Popack................................     24         Director and Director of Dealer Relations

Levi Mochkin....................................     39         Director and Chairman of the Board

Robert Petty....................................     36         Acting Chief Executive and Financial Officer

Jonathan Malamud

         Mr. Malamud is the founder of Stampville and has served as its President since June 1999. Since December 1999 he has also served as Stampville's Vice President of Marketing. Previously, from July 1998 to April 1999, he was Manager of the Telemarketing Division of Sports Stamps Collectible Association located in New York, New York. From May 1995 to February 1998, he was Philatellic Show and Exhibit Coordinator for IGPC. Prior to joining IGPC, he served as Campaign Manager for a mayoral candidate of the City of Beverly Hills, California. Mr. Malamud also worked briefly in 1998 as a securities trader for Precision Edge Securities Company located in New York, New York. Mr. Jonathan Malamud is the son of Sam Malamud, the President and a major shareholder of IGPC and the brother-in-law of David Eli Popack.

David Eli Popack

         Mr. Popack has served as director, Secretary and Director of Dealer Relations at Stampville since June 1999. Prior to co-founding Stampville in June 1999, Mr. Popack was the personal assistant to the President of Inter-Continental Trade and Finance Corporation, Toronto, Canada from September 1997 to May 1998. Previously, he studied Philosophy and Judaic Law at Rabbinical College in Sydney Australia and completed his Rabbinical studies receiving a Masters and Rabbinical ordination at the Rabbinical College of Canada in September 1997. Mr. Popack also served in the summer Peace Corps in Shanghai, China in 1996. Mr. Popack is the son-in-law of Sam Malamud the President and a major shareholder of IGPC and the brother-in-law of Jonathan Y. Malamud.

Robert Petty

         Robert Petty has been the Acting Chief Executive and Chief Financial Officer of Stampville since January 2000. For further biographical information regarding Mr. Petty see the description under "Directors and officers of the Company" above.

ITEM 10. EXECUTIVE COMPENSATION.

         Effective as of December 6, 1999, the Company agreed to pay Jonathan Herzog, its Chief Financial Officer and Secretary, an annual salary of $80,000, and also agreed to pay to Robert Petty's consulting company, Petty Consulting, Inc., $12,000 per annum for the services of Robert Petty as Vice President -- Business Development. Since October 9, 2000, the Company has agreed to adjust this amount to approximately $3,800 per month. In addition, Mr. Petty was granted options to purchase up to 5,000,000 post-split shares of the Company's common stock, exercisable at $.10 per share. Mr.Petty's options vest and become exercisable at various dates over a three year period, provided, however, that none of Mr. Petty's options may vest after the termination of Mr.Petty's employment or consulting arrangement with the Company. These options replace a previous option agreement that Mr. Petty had with the Company, which was cancelled as of October 20, 2000. Petty Consulting, Inc. had also previously entered into a one year consulting agreement with Stampville, which provided for the payment of an aggregate amount of approximately $8,000 per month by Stampville for the services of Mr. Petty, which agreement was terminated on October 6, 2000 by mutual consent, although Mr. Petty still serves as Stampville's Chief Executive and Financial Officer. As of October 9, 2000, Mr. Petty entered into a one year consulting agreement with VideoDome for the services of Robert Petty as President. The consulting agreement provides for the payment of an aggregate amount of approximately $15,000 per month by VideoDome.

         Henry Herzog, the President, temporarily relocated to New York from May 2000 until August of 2000, during which time he received compensation of approximately $21,000 plus travel expenses.

         Except as set forth above, the Company have not made any payments to our officers or directors, other than reimbursing an aggregate of approximately $65,000 of loans from an affiliate of Levi Mochkin and business expenses primarily incurred after September 30, 1999, which have not exceeded $150,000. The Board of Directors have agreed to pay Levi Mochkin, the Company's Chief Executive Officer, an amount of $35,000 for past services rendered, subject to the financial condition and resources of the Company. Furthermore, the Company may, subject to its financial condition and resources, compensate its other senior officers or directors in the future.

         Stampville has employed Jonathan Y. Malamud, a director and Vice President Marketing, at an annual salary of $41,600. Mr. Malamud is also the beneficial owner of 33.26% of Stampville's common stock. Stampville has employed David Eli Popack, a director of Stampville and its Director of Dealer Relations, at an annual salary of $41,600. Mr. Popack is also the beneficial owner of 16.64% of Stampville's common stock.

Compensation to Directors

         It is the policy of the Company to reimburse Directors for reasonable out-of-pocket expenses relating to their activities for the Company, including travel and lodging expenses incurred.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets out the numbers of shares in the Company beneficially owned as at December 31, 2000 by: (i) each of the present Executive Officers and Directors of the Company, (ii) each person (including any
"group") who is known to the Company to beneficially own more than 5% of the Company's common stock, and (iii) all present Directors and officers of the Company as a group.

                                            NUMBER OF         PERCENT OF
                                            SHARES OWNED      SHARES (7)
                                            ------------      ----------
Ledger Technologies Pty. Ltd.(2)
Sunswipe Australasia Pty. Ltd.(2)
Levi Mochkin(2)                             63,783,356           55.09%

Instanz Nominees Pty. Ltd(3)
Helen Abeles(3)                             18,500,000           15.98%

Riccalo Pty. Ltd.(4)
Henry Herzog(4)                             10,000,000           8.64%

Eurolink International Pty. Ltd.(5)
Jonathan Herzog(5)                          10,000,000           8.64%

Tilbia Nominees Pty. Ltd.(6)
Anthony Davis(6)                             8,000,000            6.91%
David Landauer(6)

Jonathan Y. Malamud                          1,000,000            0.86%

All Directors and Officers as a
Group (5 Persons)                           91,783,356           79.27%

  ---------------------

(1) Pursuant to the rules promulgated by the SEC, all shares underlying options which were exercisable on December 31, 2000 or which become exercisable within 60 days, held by a described person are deemed to be "beneficially" owned. The SEC rules further require that every person who has sole or shared power to vote or to dispose of shares of common stock are deemed to be the "beneficial" owner of all of the shares of common stock over which any such sole or shared power exists.

(2) Lisa Mochkin, spouse of Levi Mochkin, a director and Chief Executive Officer of the Company, is a director of Ledger Technologies Pty. Ltd. and Sunswipe Australasia Pty. Ltd. Levi Mochkin is an affiliate of Ledger Technologies Pty. Ltd. and Sunswipe Australasia Pty. Ltd. and may be deemed to be a beneficial owner of the 54,783,356 shares held by Ledger Technologies Pty. Ltd. and the 9,000,000 shares held by Sunswipe Australasia Pty. Ltd. Lisa Mochkin is the daughter of Henry Herzog and the sister of Jonathan Herzog.

(3) Helen Abeles is an affiliate of Instanz Nominees Pty. Ltd. Ms. Abeles exercises shared investment and voting power over these shares and may be deemed to be a beneficial owner thereof.

(4) Henry Herzog, a director and our President and father of Jonathan Herzog and father-in-law of Levi Mochkin, is a director of Riccalo Pty. Ltd. Mr. Herzog exercises shared investment and voting power over these shares and may be deemed to be a beneficial owner thereof.

(5) Jonathan Herzog, a director and the Company's Secretary and Chief Financial Officer and son of Henry Herzog, is a director of Eurolink International Pty. Ltd. Mr. Herzog exercises shared investment and voting power over these shares and may be deemed to be a beneficial owner thereof.

(6) Tilbia Nominees Pty. Ltd. hold shares of common stock for Anthony Davis, David Landauer and their affiliates. Mr. Davis and Mr. Landauer exercise shared investment and voting power over these shares and may be deemed to be the beneficial owners thereof.

(7)  Based on 115,783,356 shares outstanding as at December 31, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On October 26, 1999, the Company raised $2,500,000 in a private placement through the sale of 2,500,000 shares (12,500,000 post-split shares) of its common stock to Instanz. At the same time, Instanz acquired an additional 1,200,000 shares of common stock from Ledger Technologies Pty. Ltd. for an aggregate amount of $12,000. Helen Abeles, an affiliate of Instanz, joined the Company's board of directors at this time. In connection with its purchase of shares of common stock, the Company agreed to allow Instanz registration rights to sell a sufficient amount of shares to receive a total of $2,500,000 in net proceeds. If applicable, the registration period shall commence 180 days after the effective date of the Offering and will expire on the first to occur of three years from the effective date or the date when Instanz is able to otherwise sell such amount of shares under Rule 144 promulgated under the Securities Act. Until such registration right period terminates, with the exception of Instanz, all of the other 10% or greater holders of our common stock have agreed not to sell any of their shares without the consent of the other 10% holders.

         From June 6, 2000 through October 20, 2000, Ledger Technologies Pty. Ltd. loaned the Company $905,000, which was used to make further quarterly payments to Stampville for working capital, and to make further investments under the agreement with VideoDome. Ledger Technologies is a stockholder and Lisa Mochkin, a director of Ledger Technologies is the wife of Levi Mochkin. On November 6, 2000, the Company issued 23,283,356 post-split shares to Ledger Technologies Pty. Ltd., in lieu of repayment of the liability owing Ledger in the amount of $931,334 including interest.

         In addition, on July 27, 2000, Instanz lent the Company $150,000 to supplement working capital needs through the month of August 2000. Instanz is also a stockholder and Helen Abeles, an affiliate of Instanz, at that time was a director of the Company. These loans bear interest at the rate of ten percent (10%) per year.

         In October, 2000, the Company raised $450,000 in a private placement of 9,000,000 post-split shares to Sunswipe Australasia Pty Ltd, an affiliate, which was used to complete the Company's investment in Stampville and for working capital purposes.

         On November 8, 2000 the Company entered into a new Loan Agreement with Ledger Technologies Pty Ltd, pursuant to which it has borrowed $200,000 as at December 31, 2000. This loan bears interest at the rate of ten percent (10%) per year and is payable in equivalent Australian Dollars.

Employment Agreements

Consulting Agreement With Petty Consulting, Inc. For The Services of Robert
Petty

         On January 17, 2000, the Company entered into a one-year consulting agreement with Petty Consulting, Inc., pursuant to which Robert Petty agreed to provide consulting services with annual compensation payable to his consulting corporation in the amount of $12,000, to be paid in accordance with our general compensation practices. Since October 9, 2000, the Company has agreed to adjust this amount to approximately $3,800 per month. The consulting agreement with Petty Consulting, Inc., is continuing on the same terms beyond January 17, 2001. For additional information about the Consulting Agreement, see "Item 10 - Executive Compensation".

         As of October 20, 2000, Mr. Petty's existing option agreement was cancelled and Mr. Petty was subsequently granted options to purchase up to 5,000,000 post-split shares of our common stock, exercisable at $.10 per share. Mr. Petty's options vest and become exercisable at various dates over a three year period as follows:


         o Options to purchase One Million (1,000,000) Option Shares shall vest on December 31, 2000.

         o Options to purchase Two Hundred and Fifty Thousand (250,000) Option Shares shall vest on June 30, 2001.

         o Options to purchase Two Hundred and Fifty Thousand (250,000) Option Shares shall vest on September 30, 2001.

         o Options to purchase Two Hundred and Fifty Thousand (250,000) Option Shares shall vest on December 30, 2001.

         o Options to purchase Seven Hundred and Fifty Thousand (750,000) Option Shares shall vest on June 30, 2002.

         o Options to purchase Five Hundred Thousand (500,000) Option Shares shall vest on September 30, 2002.

         o Options to purchase Five Hundred Thousand (500,000) Option Shares shall vest on December 31, 2002.

         o Options to purchase Five Hundred Thousand (500,000) Option Shares shall vest on March 31, 2003.

         o Options to purchase Five Hundred Thousand (500,000) Option Shares shall vest on June 30, 2003.

         o Options to purchase Five Hundred Thousand (500,000) Option Shares shall vest on December 30, 2003.

         The term of Mr. Petty's options is the lesser of two years from the date the options vest, five years from the date of grant, or upon after the termination of Mr. Petty's employment or consulting arrangement with the Company.

         None of Mr. Petty's options may vest after the termination of Mr. Petty's employment or consulting arrangement with the Company.

2000 Stock Option Plan

         The Company's board of directors and shareholders have authorized the issuance of up to 8,250,000 post-split shares of common stock in connection with the grant of options pursuant to our 2000 stock option plan. The 2000 stock option plan became effective on February 14, 2001, the effective date of the registration statement with respect to the Offering. Options may be granted under this stock option plan to officers, directors, employees and consultants of the Company and our subsidiaries. To date the Company has not granted any options under the 2000 stock option plan.


1999 and 2000 Private Placements

         On October 26, 1999, the Company raised $2,500,000 in a private placement through the sale of 2,500,000 shares (12,500,000 post-split shares) of our common stock to Instanz At the same time, Instanz acquired an additional 1,200,000 shares of common stock from Ledger Technologies Pty. Ltd. for an aggregate amount of $12,000. Helen Abeles, an affiliate of Instanz, joined the Company's board of directors at this time. In connection with its purchase of shares of our common stock, the Company agreed to allow Instanz registration rights to sell a sufficient amount of shares to receive a total of $2,500,000 in net proceeds. If applicable, the registration period shall commence 120 days after the effective date of this registration statement and will expire on the first to occur of three years from the effective date or the date when Instanz is able to otherwise sell such amount of shares under Rule 144 promulgated under the Securities Act. Until such registration right period terminates, with the exception of Instanz, all of the other 10% or greater holders of our common stock have agreed not to sell any of their shares without the consent of the other 10% holders.

         On October 11, 2000, the Company consummated the sale of the equivalent of 9,000,000 post-split shares of our common stock for $.05 per share to Sunswipe Australasia Pty Ltd., for which the Company received proceeds of $450,000. A portion of the proceeds of this sale was used to complete a portion of our investment in Stampville.

                                     PART IV


ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits


3.1 Certificate of Incorporation of the Registrant, Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 dated February 14, 2000, Commission File No. 333-30364.

3.2 By-laws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 dated February 14, 2000, Commission File No. 333-30364.

3.3      Amendment to Certificate of Incorporation, incorporated by reference to
         Exhibit 1 to the Company's Form 8-K Report, dated December 27, 2000, Commission File No. 30-543.

3.4      Amendment to the Company's By-laws adopted November 6, 2000.*

10.1(a) Stock Purchase Agreement between IT Technology and Stampville.Com Inc. dated June 18, 1999, incorporated by reference to Exhibit 10.1(a) to the Company's Registration Statement on Form SB-2 dated February 14, 2000, Commission File No. 333-30364.

10.1(b) Amendment to Stock Purchase Agreement between IT Technology and Stampville.Com Inc. dated December 8, 1999, incorporated by reference to Exhibit 10.1(b) to the Company's Registration Statement on Form SB-2 dated February 14, 2000, Commission File No. 333-30364.

10.1(c) Amendment No. 2 to Stock Purchase Agreement between IT Technology and Stampville.Com Inc. dated October 13, 2000, incorporated by reference to Exhibit 1 to the Company's Form 10-QSB- Report for the quarter ended September 30, 2000 dated November 9, 2000, Commission File No. 30-543.

10.2 Real Property Purchase Agreement between Rococo Holdings Pty. Ltd. and I.T. Technology Pty. Ltd. dated July 7, 1999, incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form SB-2 dated February 14, 2000, Commission File No. 333-30364.

10.3(a) Lease Agreement between Stampville.Com Inc. and RDL Realty, LLC dated June 18, 1999, incorporated by reference to Exhibit 10.3(a) to the Company's Registration Statement on Form SB-2 dated February 14, 2000, Commission File No. 333-30364.

10.3(b) Rider to Lease Agreement between Stampville.Com Inc. and RDL Realty, LLC dated November 28, 1999, incorporated by reference to Exhibit 10.3(b) to the Company's Registration Statement on Form SB-2 dated February 14, 2000, Commission File No. 333-30364.

10.4 Suppliers' Agreement between Stampville.Com Inc. and Inter Governmental Philatelic Corporation dated December 1, 1999, incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form SB-2 dated February 14, 2000, Commission File No. 333-30364.

10.5 Consulting Agreement between Robert Petty and IT Technology dated January 17, 2000, incorporated by reference to Exhibit 10.5(a) to the Company's Registration Statement on Form SB-2 dated February 14, 2000, Commission File No. 333-30364.

10.5(a) Consulting Agreement between Mendel Mochkin and IT Technology dated June 18, 1999, incorporated by reference to Exhibit 10.5(c) to the Company's Registration Statement on Form SB-2 dated February 14, 2000, Commission File No. 333-30364.

10.5(b) Amendment No. 1 to the Consulting Agreement between Mendel Mochkin IT Technology dated February 24, 2000, incorporated by reference to
         Exhibit 10.5(d) to Amendment No. 2 dated April 17, 2000 to the Company's Registration Statement on Form SB-2, Commission File No. 333-30364.

10.6(a)  The Company's 2000 Stock Option Plan.*

10.6(b) Option Agreement between Jonathan Y. Malamud and IT Technology dated December 8, 1999, incorporated by reference to Exhibit 10.6(b) to the Company's Registration Statement on Form SB-2 dated February 14, 2000, Commission File No. 333-30364.

10.6(c) New Option Agreement between Robert Petty and I.T. Technology, Inc. dated October 20, 2000, incorporated by reference to Exhibit 10.6(c) to Post Effective Amendment No. 1 dated December 13, 2000 to the Company's Registration Statement on Form SB-2, Commission File No. 333-30364.

10.7 Stock Option Agreement between Bickhams Capital, Inc. and VideoDome.Com Networks, Inc. dated March 24, 2000, incorporated by reference to
         Exhibit 10.7 to Amendment No. 2 dated April 17, 2000 to the Company's Registration Statement on Form SB-2, Commission File No. 333-30364.

10.7(a) Amended and Restated Stock Option Agreement between Bickhams Capital, Inc. and VideoDome.Com Networks, Inc.- October 31, 2000, incorporated by reference to Exhibit 10.7(a) to Post-Effective Amendment No. 1 dated December 13, 2000 to the Company's Registration Statement on Form SB-2, Commission File No. 333-30364.

10.8 Registration Rights Agreement between IT Technology and Instanz Nominees Pty. Ltd. dated October 26, 1999, incorporated by reference to
         Exhibit 10.8 to Amendment No. 2 dated April 17, 2000 to the Company's Registration Statement on Form SB-2, Commission File No. 333-30364.

10.9 Loan Agreement between IT Technology and Ledger Technologies Pty. Ltd. dated June 6, 2000, incorporated by reference to Exhibit 10.10 to Amendment No. 5 dated June 29, 2000 to the Company's Registration Statement on Form SB-2, Commission File No. 333-30364.

10.9(a) Amendment No. 1 to Loan Agreement between Company and Ledger Technologies Pty. Ltd. dated July 26, 2000, incorporated by reference to Exhibit 10.11 to Amendment No. 7 dated August 4, 2000 to the Company's Registration Statement on Form SB-2, Commission File No. 333-30364.

10.9(b) Amendment No. 2 to Loan Agreement between Company and Ledger Technologies Pty. Ltd. dated August 28, 2000, incorporated by reference to Exhibit (i) to the Company's Form 10 QSB Report for the quarter ended June 30, 2000 dated September 13, 2000, Commission File No. 30-543.

10.9(c) Amendment dated October 24, 2000 to the Loan Agreement between Company and Ledger Technologies Pty. Ltd June 6, 2000, as amended.*

10.9(d) Loan Agreement between IT Technology and Ledger Technologies Pty. Ltd. dated November 8, 2000, incorporated by reference to Exhibit 10.10(a) to Post-Effective Amendment No. 1 dated December 13, 2000 to the Company's Registration Statement on Form SB-2, Commission File No. 333-30364.

10.10 Loan Agreement between IT Technology and Instanz Nominees Pty. Ltd. dated July 27, 2000, incorporated by reference to Exhibit 10.12 to Amendment No. 7 dated August 4, 2000 to the Company's Registration Statement on Form SB-2, Commission FileNo. 333-30364.


21       List of Subsidiaries as at December 31, 2000.*
---------------
*  Filed herewith


(b)   Reports on Form 8-K

         The Company's Form 8-K Report filed on December 27, 2000 with respect to the Company's Special Meeting of Shareholders held on November 6, 2000 at which the Company's shareholders approved amendments to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock from 100,000,000 to 500,000,000, decreasing the par value from $.001 to $.0002 per share and deleting the requirement that prohibits the shareholders from acting by written consent. The Form 8-K Report also announced the election of a new Director David Landauer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized this 27 day of March 2001.


                                                      I.T. TECHNOLOGY, INC.

                                                      (Registrant)



                                                      By   /s/ JONATHAN HERZOG
                                                      --------------------------
                                                      Jonathan Herzog
                                                      Secretary and
                                                      Chief Financial Officer

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.




SIGNATURE                                          TITLE                                        DATE


/s/ Henry Herzog                      President and Director                             March 27, 2001
----------------
Henry Herzog


/s/ Levi Mochkin                      Chief Executive Officer and  Director              March 27, 2001
----------------
Levi Mochkin


/s/ Jonathan Herzog                   Chief Financial Officer, Secretary                 March 27, 2001
-------------------                   and Director
Jonathan Herzog


/s/ Anthony Davis                     Director                                           March 27, 2001
------------------
Anthony Davis


/s/ David Landauer                    Director                                           March 27, 2001
------------------
David Landauer

                 Consolidated Financial Statements and Report of
                    Independent Certified Public Accountants

                              I.T. Technology, Inc.
                        (a development stage enterprise)

                           December 31, 2000 and 1999

                                 C O N T E N T S



                                                                       Page
                                                                       ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-2

FINANCIAL STATEMENTS

      CONSOLIDATED BALANCE SHEETS                                       F-3

      CONSOLIDATED STATEMENTS OF OPERATIONS                             F-4

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                    F-5

      CONSOLIDATED STATEMENTS OF CASH FLOWS                          F-6 - F-7

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors
I.T. Technology, Inc.

We have audited the accompanying consolidated balance sheet of I.T. Technology, Inc. (the "Company") (a development stage company) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000 and for the period from inception (February 2, 1999) to December 31, 2000, and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of I.T. Technology, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2000 and for the period from inception (February 2, 1999) to December 31, 2000, and 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has suffered losses since inception and is dependent on significant additional funding from its current registration statement or alternative means of financing. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Grant Thornton LLP

Los Angeles, California
March 8, 2001

                              I.T. Technology, Inc.
                        (a development stage enterprise)

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999

                                                                                 December 31,
                                                                             2000            1999
                                                                         -----------      -----------
                                        ASSETS
CURRENT ASSET
     Cash                                                                $   150,384      $ 2,179,998
     Other receivable                                                          1,894             --
     Inventory                                                                47,061             --
     Prepaid expenses                                                          8,332             --
                                                                         -----------      -----------

                                                                             207,671        2,179,998


PROPERTY AND EQUIPMENT, net                                                  734,691          649,021

DEPOSITS                                                                       9,234             --

CAPITALIZED SOFTWARE COSTS                                                   158,376             --

INVESTMENT IN VIDEODOME                                                      250,000             --

GOODWILL, net of accumulated amortization of $522,628                      1,045,256             --

INVESTMENT IN STAMPVILLE.COM INC                                                --          2,323,922

DEFERRED OFFERING COSTS                                                         --             33,682
                                                                         -----------      -----------

                 Total  assets                                           $ 2,405,228      $ 5,186,623
                                                                         ===========      ===========


                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                    $    27,095      $    28,001
     Payable to IGPC                                                          18,098             --
     Accrued expenses                                                        101,630           40,331
     Customer advances                                                        15,035             --
     Note payable                                                            391,930             --
     Payable to affiliates                                                   358,750             --
     Payable to Stampville.Com                                                  --          1,425,508
                                                                         -----------      -----------

                 Total current liabilities                                   912,538        1,493,840

PAYABLE TO STAMPVILLE.COM,  less current portion                                --            584,369

NOTE PAYABLE                                                                    --            455,848

MINORITY INTEREST                                                            132,456             --

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.001; authorized 25,000,000 shares,
        no shares issued and outstanding                                        --               --
     Common stock, par value $.0002; authorized 500,000,000 shares, issued and outstanding 119,783,356 and  82,500,000 shares,
        respectively                                                          23,957           16,500

     Additional paid-in capital                                            5,129,386        3,055,509

     Deferred compensation                                                  (400,000)            --

     Deficit accumulated during the development stage                     (3,393,109)        (419,443)
                                                                         -----------      -----------

                 Total stockholders' equity                                1,360,234        2,652,566
                                                                         -----------      -----------

                                                                         $ 2,405,228      $ 5,186,623
                                                                         ===========      ===========




        The accompanying notes are an integral part of these statements.

                              I.T. Technology, Inc.
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                     Period from     Cumulative from
                                                   Year ended      February 2, 1999   inception to
                                                  December 31,      (inception)to      December 31,
                                                      2000        December 31, 1999       2000
                                                  ------------      ------------      ------------

     Net revenues                                 $     35,845      $       --        $     35,845
     Cost of goods sold                                 15,097              --              15,097
                                                  ------------      ------------      ------------

              Gross profit                              20,748              --              20,748

     Development                                       889,996              --             889,996
     Sales and marketing                               375,169              --             375,169
     General and administrative                      2,552,729           225,980         2,778,709
                                                  ------------      ------------      ------------

              Loss from operations                  (3,797,146)         (225,980)       (4,023,126)

     Other income (expense)

        Write-down of investment in
           VideoDome                                  (250,000)             --            (250,000)
        Foreign currency transaction gain               52,160            17,033            69,193
        Interest, net                                  (42,144)            9,174           (32,970)
        Equity in loss of Stampville.Com                  --            (185,955)         (185,955)
        Other                                           13,249           (33,715)          (20,466)
                                                  ------------      ------------      ------------

              Loss before minority interest         (4,023,881)         (419,443)       (4,443,324)

     Minority interest in Stampville.Com Inc.        1,050,215              --           1,050,215
                                                  ------------      ------------      ------------

                    NET LOSS                      $ (2,973,666)     $   (419,443)     $ (3,393,109)
                                                  ============      ============      ============


Basic and diluted loss per common share           $      (0.03)     $      (0.01)
                                                  ============      ============

Weighted-average shares outstanding                 89,891,739        56,110,695
                                                  ============      ============






        The accompanying notes are an integral part of these statements.

                              I.T. Technology, Inc.
                        (a development stage enterprise)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

          Period from inception (February 2, 1999) to December 31, 2000






                                                       Preferred Stock                  Common Stock
                                                ---------------------------     ---------------------------       Additional
                                                    Shares         Amount          Shares          Amount       paid-in capital
                                                -----------     -----------     -----------     -----------     ------------------
Balance at (inception)
     February 2, 1999                                  --       $      --              --       $      --       $      --

Issuance of  shares to
     founders for cash                                 --              --        20,000,000           4,000          16,000

Issuance of shares for cash, net
     of $27,210 issuance costs                         --              --        49,250,000           9,850         594,190

Issuance of  shares for
     services                                          --              --           750,000             150           7,350

Issuance of shares in a private placement,
     net of $59,531 issuance costs                     --              --        12,500,000           2,500       2,437,969

Net loss for the period                                --              --              --              --              --
                                                -----------     -----------     -----------     -----------     -----------

Balance at December 31, 1999                           --              --        82,500,000          16,500       3,055,509

Issuance of shares to Stampville.Com
     founders                                          --              --         5,000,000           1,000         199,000

Issuance of shares for cash                            --              --         9,000,000           1,800         448,200

Conversion of note payable to affiliate  to
     common stock at $0.04 per share                   --              --        23,283,356           4,657         926,677

Granting of stock options for services                 --              --              --              --           500,000

Net loss for the year                                  --              --              --              --              --
                                                -----------     -----------     -----------     -----------     -----------

Balance at December 31, 2000                           --       $      --       119,783,356     $    23,957     $ 5,129,386
                                                ===========     ===========     ===========     ===========     ===========


[restubbed table]


                                                                     Deficit
                                                                    accumulated
                                                                    during the
                                                     Deferred       development
                                                   compensation        stage            Total
                                                   ------------     -----------      -----------
Balance at (inception)
     February 2, 1999                              $      --        $      --        $      --

Issuance of  shares to
     founders for cash                                    --               --             20,000

Issuance of shares for cash, net
     of $27,210 issuance costs                            --               --            604,040

Issuance of  shares for
     services                                             --               --              7,500

Issuance of shares in a private placement,
     net of $59,531 issuance costs                        --               --          2,440,469

Net loss for the period                                   --           (419,443)        (419,443)
                                                   -----------      -----------      -----------

Balance at December 31, 1999                              --           (419,443)       2,652,566

Issuance of shares to Stampville.Com
     founders                                             --               --            200,000

Issuance of shares for cash                               --               --            450,000

Conversion of note payable to affiliate  to
     common stock at $0.04 per share                      --               --            931,334

Granting of stock options for services                (400,000)            --           100,000

Net loss for the year                                     --         (2,973,666)      (2,973,666)
                                                   -----------      -----------      -----------

Balance at December 31, 2000                       $  (400,000)     $(3,393,109)     $ 1,360,234
                                                   ===========      ===========      ===========





         The accompanying notes are an integral part of this statement.

                              I.T. Technology, Inc.
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Period from    Cumulative from
                                                                        Year ended     February 2, 1999   inception to
                                                                        December 31,    (Inception) to     December 31,
                                                                           2000        December 31, 1999       2000
                                                                        ------------      ------------    ------------

Increase (decrease) in cash: Cash flows from operating activities:

     Net loss                                                           $(2,973,666)     $  (419,443)     $(3,393,109)
     Adjustments to reconcile net loss to net cash used in
     operating activities
        Depreciation and amortization                                       758,681           14,852          773,533
        Write-down of investment in VideoDome                               250,000             --            250,000
        Equity in losses of  Stampville.Com, Inc.                              --            185,955          185,955
        Minority interest in consolidated subsidiary                     (1,050,215)            --         (1,050,215)
        Nonmonetary compensation                                            100,000            7,500          107,500
        Loss on disposal of fixed assets                                     14,310             --             14,310
        Increase in accounts receivable                                        (524)            --               (524)
        Increase in inventory                                               (28,602)            --            (28,602)
        Increase in prepaids and other assets                              (158,296)            --           (158,296)
        (Decrease) increase in accounts payable                             (12,080)          28,001           15,921
        Increase in accrued expenses                                         60,123           40,331          100,454
        Increase in customer advances                                        15,035             --             15,035
                                                                        -----------      -----------      -----------

                    Net cash flows used in operating activities          (3,025,234)        (142,804)      (3,168,038)
                                                                        -----------      -----------      -----------

Cash flows from investing activities:

     Investment in VideoDome                                               (500,000)            --           (500,000)
     Investment in Stampville.Com                                           (98,522)        (500,000)        (598,522)
     Purchase of property and equipment                                    (115,706)        (208,025)        (323,731)
                                                                        -----------      -----------      -----------

                 Net cash flows used in investing activities               (714,228)        (708,025)      (1,422,253)
                                                                        -----------      -----------      -----------








        The accompanying notes are an integral part of these statements.





                              I.T. Technology, Inc.
                        (a development stage enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                          Period from    Cumulative from
                                                                        Year ended      February 2, 1999  inception to
                                                                        December 31,     (Inception) to    December 31,
                                                                           2000         December 31, 1999     2000
                                                                        ------------      ------------    ------------

Cash flows from financing activities:

     Proceeds from notes payable                                        $ 1,281,334      $      --        $ 1,281,334
     Proceeds from issuance of common stock                                 450,000        3,064,509        3,514,509
     Deferred offering costs                                                 33,682          (33,682)            --
                                                                        -----------      -----------      -----------

                 Net cash flows provided by
                 financing activities                                     1,765,016        3,030,827        4,795,843
                                                                        -----------      -----------      -----------

Effect of foreign currency translation on cash                             (55,168)            --            (55,168)
                                                                        -----------      -----------      -----------

                 Net (decrease) increase in cash                         (1,974,446)       2,179,998         (670,920)

Cash at beginning of period                                               2,179,998             --               --
                                                                        -----------      -----------      -----------

Cash at end of period                                                   $   150,384      $ 2,179,998      $  (670,920)
                                                                        ===========      ===========      ===========

Supplemental disclosures of noncash investing activities:

     Conversion of notes payable to common stock                        $   931,334      $      --        $   931,334
                                                                        ===========      ===========      ===========

     Investment in Stampville.Com Inc. acquired
        through issuance of common stock                                $   200,000      $      --        $   200,000
                                                                        ===========      ===========      ===========

     Property acquired by issuance of note payable                      $      --        $   455,848      $   455,848
                                                                        ===========      ===========      ===========

     Investment in Stampville.Com Inc. acquired through a liability     $      --        $ 2,009,877      $ 2,009,877
                                                                        ===========      ===========      ===========

     Issuance of common stock for services                              $      --        $     7,500      $     7,500
                                                                        ===========      ===========      ===========







        The accompanying notes are an integral part of these statements.

                              I.T. Technology, Inc.
                        (a development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999



NOTE A - COMPANY BACKGROUND AND BUSINESS PLAN

    I.T. Technology, Inc. ("I.T. Technology") was incorporated on February 2, 1999 to engage in businesses related to the internet, e-commerce and technology ventures, directly and through the acquisition of equity ownership in internet related and other technology companies. I.T. Technology has two wholly-owned subsidiaries, I.T. Technology Pty. Ltd., which furthers its operations in Australia, and Bickhams Media, Inc. and owns 50.1 percent of Stampville.Com Inc. ("Stampville.Com") (collectively referred to as the "Company").

    I.T. Technology is a development stage enterprise and its activities through December 31, 2000 have been principally devoted to organizational activities, raising capital, acquiring equity interests in Stampville.Com and VideoDome.com Networks, Inc. and other efforts. Management anticipates incurring substantial additional losses as it pursues its strategies. Additionally, I.T. Technology will require additional capital to fund further development and operations of Stampville.Com (See Note E).

    The Company intends to meet its anticipated capital funding requirements principally through proceeds from the sale of up to 25 million of its (post-split) shares of common stock at $0.10 per share in an Initial Public Offering ("IPO"). On February 14, 2001, I.T. Technology's registration statement filed on Form SB-2 with the Securities and Exchange Commission (SEC) covering the offer and sale of these shares was declared effective. This replaces a prior proposed public offering, which was suspended prior to the sale of any of its shares thereunder. The Company has until October 31, 2001 to close the offering. However, there is no assurance that the Company will be successful in completing this offering or raising sufficient capital to fund its operations or further the developement of Stampville or VideoDome.

    On November 6, 2000, I.T. Technology restructured its share capital through an amendment to its Articles of Incorporation to increase the authorized capital from 100 million to 500 million shares of common stock and change the par value of its common shares from $0.001 cents to $0.0002 cents per share. At such time, the Company also effected a five-for-one stock split of its outstanding common stock. As part of its restructuring proposal, the Board of Directors also approved a $450,000 private placement of restricted common shares to an affiliate. Depending upon how long it takes for I.T. Technology to raise capital from the sale of shares in the IPO, it will rely on loans from affiliates, at their discretion, and/or debt or equity financing through subsequent private placements, to finance its operations.

                              I.T. Technology, Inc.
                        (a development stage enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 2000 and 1999

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    1.   Principles of Consolidation
         ---------------------------

    The consolidated financial statements include the accounts of I.T. Technology, its wholly-owned subsidiaries and the accounts of Stampville.Com. Minority interest reflects the remaining 49.9 percent of Stampville.Com., which was accounted for using the equity method in 1999. All material intercompany accounts and transactions have been eliminated.

    2.   Estimates
         ---------

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

    3.   Property and Equipment
         ----------------------

    Property and equipment are stated at cost. Depreciation is provided for using the straight-line method of accounting over the estimated useful lives ranging from 5 to 25 years.

    4.   Capitalized Software Costs
         --------------------------

    Capitalized software costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software incurred during the application stage. Capitalized software costs are amortized over the estimated useful life of two years.

    5.   Inventory
         ---------

    Inventory consists of stamps and frames and is stated at the lower of cost or market.

    6.   Investment in VideoDome.Com Networks Inc.
         -----------------------------------------

    The investment in VideoDome.Com Networks, Inc. consists of a 13 percent equity interest and is accounted for using the cost method.

    7.   Income Taxes
         -----------

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

    8.   Foreign Currency
         -----------------

    The functional currency of the Australian subsidiary, which has no ongoing revenue producing operations and is entirely dependent on I.T. Technology for its financing, is considered to be the U.S. dollar. Transaction gains and losses arise primarily from cash maintained in an Australian bank and a note payable that will be settled in Australian dollars. Accordingly, transaction gains and losses are included in the determination of net loss for the period.

    9.   Deferred Offering Costs
         -----------------------

    Deferred offering costs include expenses incurred in connection with I.T. Technology's registration statement on Form SB-2. These costs were charged to expense in 2000 as the Company significantly amended its offering.

    10.  Restated Number of Shares
         -------------------------

    The shareholders approved a five-for-one stock split on November 6, 2000. All number of shares and per share amounts have been restated to reflect the split.

    11.  Goodwill
         --------

    The investment in Stampville.Com, which consists of a 50.1 percent equity interest, was accounted for under the purchase method of accounting. The difference in the underlying equity in net assets of Stampville.Com and the purchase price is classified as goodwill and is being be amortized using the straight line method over 3 years. (See Note E)

NOTE C - PROPERTY AND EQUIPMENT

    Property and equipment consists of the following as of December 31:

                                               2000           1999
                                            ---------      ----------

          Land                              $ 150,000      $ 150,000
          Building                            451,630        451,630
          Office and computer equipment       221,041         62,243
          Leasehold improvements               16,610           --
                                            ---------      ---------

                                                             663,873

          Less accumulated depreciation      (104,589)       (14,852)
                                            ---------      ---------

                                            $ 734,692      $ 649,021
                                            =========      =========


NOTE D - CAPITALIZATION

    1.   Preferred Stock
         ---------------

    I.T. Technology has authorized the issuance of 25,000,000 shares of preferred stock, par value $.001 per share. The Board of Directors of I.T. Technology has the right to create one or more series of preferred stock and to determine the rights, preferences and privileges of any such series.

    2.   Common Stock
         ------------

    I.T. Technology issued 20,000,000 post-split shares of common stock to the founders through controlled companies at a purchase price of $0.001 per share (aggregate of $20,000).

    I.T. Technology issued 50,000,000 post-split shares of common stock to various companies that were affiliates of certain officers of I.T. Technology at purchase prices between $0.01 and $0.025 per share (aggregate of $631,250), excluding offering costs of $27,120.

    On September 28, 2000, the Board of Directors approved a restructuring plan, including a five-to-one forward split of I.T. Technology's common stock. Shareholders approved this stock split on November 6, 2000.

    On October 11, 2000, I.T. Technology issued 9,000,000 post-split shares of common stock to Sunswipe Australasia Pty. Ltd., a related party, at a purchase price of $0.05 per share.

    On October 26, 1999, I.T. Technology issued 12,500,000 post-split shares of common stock to Instanz Nominees Pty. Ltd., a related party, at a purchase price of $0.20 per share, excluding offering costs of $59,531.

    On November 6, 2000, the Board of Directors of I.T. Technology approved the issuance of 23,283,356 post-split shares of common stock to Ledger Technologies Pty. Ltd. through conversion of $931,334 in debt at $0.04 per share.


NOTE E - INVESTMENT IN STAMPVILLE.COM

    Pursuant to the terms of a Stock Purchase Agreement dated June 18, 1999, I.T. Technology acquired a 6% equity interest in the common stock of Stampville.Com, an unrelated party, and had an option to acquire additional shares representing up to an additional 19% (for a total of 25%) of Stampville.Com common stock at its sole discretion in various amounts up to an aggregate of $5,000,000 over three years. Stampville.Com was formed on April 14, 1999 to engage in the business of selling collectible stamps and other memorabilia on the Internet and on a wholesale basis to chain stores and small businesses, and on a retail basis to the general public. Stampville.Com is a development stage enterprise.

    On December 8, 1999, the Stock Purchase Agreement was amended to accelerate the payment terms contained in the original Stock Purchase Agreement, which would allow the I.T. Technology to own an immediate 50.1 percent of Stampville.Com's common stock.

    On October 13, 2000, the Stock Purchase Agreement was further amended to allow I.T. Technology to retain 50.1 percent of Stampville.Com's common stock in return for $2,741,250 already paid.

    As partial consideration for entering into the amended stock purchase agreement, I.T. Technology agreed to issue 5,000,000 post-split shares of common stock to a principal of Stampville.Com. The shares will be issued in the following installments: 1,000,000 shares upon the execution of the amendment or October 13, 2000; 1,000,000 shares upon the six month anniversary of the execution of the amendment or April 13, 2001; 1,500,000 shares on the twelve month anniversary of the execution of the amendment or October 13, 2001; and 1,500,000 shares on the twenty-four month anniversary of the execution of the amendment or October 13, 2002.

    In addition, I.T. Technology has entered into a shareholders agreement with Stampville.Com and its shareholders that, among other things, restricts the ability of the shareholders of Stampville.Com to transfer their interests; provides that I.T. shall be entitled to appoint to the Board of Directors of Stampville.Com such additional nominees selected by I.T. so that at all times half of the members of the Board of Directors of Stampville.Com shall consist of individuals nominated by I.T. and one-half of the members of the Board of Directors of Stampville.Com shall consist of individuals nominated by the current shareholders of Stampville.Com other than I.T. Stampville.Com's continuance is dependent on its ability to obtain funds from I.T. Technology pursuant to the Stock Purchase Agreement and its continued agreement with the Inter-Governmental Philatelic Corporation. There can be no assurance that I.T. Technology or Stampville.Com will obtain the financing to develop or to sustain the operations of Stampville.Com.

    Stampville.Com entered into an agreement dated December 1, 1999, with the Inter-Governmental Philatelic Corporation (IGPC), of which the president is a related party to certain officers of Stampville.Com, whereby IGPC will provide stamp sheets as well as additional services, including website content, to Stampville.Com.

    The agreement with IGPC has a term of three years with an automatic renewal to extend for an additional two years, unless terminated at the end of the initial term by either party. In addition, IGPC extended a line of credit not to exceed $2,000,000 to Stampville.Com for the purchase and shipping of stamps from IGPC. Amounts outstanding under the credit line are payable within 120 days from the date of such credit.

    Should Stampville.Com not be able to renew its contract with IGPC on favorable terms, or require a change in stamp providers, this could cause significant service disruptions, which may have an adverse affect on I.T. Technology. Stampville.Com is presently pursuing business relationships with various other worldwide philatelic dealers.

    I.T. Technology entered into a consulting agreement on February 24, 2000 with an individual, who is affiliated with I.T. Technology and who has provided services to I.T. Technology in connection with its investment in Stampville.Com. Pursuant to the agreement, I.T. Technology issued 750,000 post-split shares of its common stock to the individual and recorded compensation expense in 1999 of $7,500. The individual is no longer employed by I.T. Technology or Stampville.Com, and management believes that it has no further obligation under the consulting agreement.

NOTE F - INVESTMENT IN VIDEODOME

    On March 24, 2000, I.T. Technology entered into an option agreement to acquire up to a 50.1% equity interest in VideoDome.Com Networks, Inc. (VideoDome). On April 10, 2000, I.T. Technology invested an initial $150,000 for a 5% equity interest in VideoDome. On July 28, 2000 I.T. Technology invested a further $150,000 for an additional 5% equity interest. An option to acquire a further 40.1% equity interest for approximately $5,000,000 upon completion of due diligence, receipt from VideoDome of audited financial statements, and the raising of sufficient funds to complete the potential investment in VideoDome expired on October 31, 2000. Management has written off a substantial portion of its initial investment to reflect uncertainty in the market, the broad decline in the market value of internet companies and the high degree of risk associated with developement stage enterprises.

    I.T. Technology and VideoDome subsequently entered into a newly amended and restated Stock Option Agreement, granting I.T. Technology the right to increase its present holding of 10% of VideoDome and initially acquire up to 25% of the outstanding capital stock of VideoDome at an exercise price of $1,000,000 payable in ten monthly installments, with subsequent options to move to 50.1% and potentially beyond. The first two payments of $100,000 each were made in November and December of 2000. I.T. Technology is under no obligation to exercise the options to purchase the further interests in VideoDome. Management will continue to evaluate its interest in VideoDome, including subsequent investments, for valuation and recoverability.

NOTE G - NOTES PAYABLE

    Notes payable consists of:

    (i) A loan to purchase property on 34-36 Punt Road in Melbourne Australia, collateralized by the building and bearing interest at a rate of 7.25% per annum. The loan requires monthly payments of interest with the principal balance due in July 2001. The loan is guaranteed by a shareholder of I.T. Technology. Pursuant to the terms of the purchase agreement, title to the property will transfer when the principal balance is paid in full.

    (ii) Note payable to Ledger Technologies Pty. Ltd., a related party. As at December 31, 2000, Ledger Technologies Pty. Ltd. has advanced I.T. Technology $200,000 to fund its working capital needs. The loan bears interest at the rate of ten percent (10%) per annum and is payable in equivalent Australian dollars.

    (iii)On August 1, 2000, I.T. Technology borrowed $150,000 from Instanz Nominees Pty. Ltd., a related party. The loan bears interest at the rate of ten percent (10%) per annum.

    The balance of these notes payable at December 31 are as follows:

                                                     2000         1999
                                                   --------     --------

       Property loan                               $391,930     $455,848
       Loan from Ledger Technologies Pty. Ltd.      206,250         --
       Loan from Instanz Nominees Pty. Ltd.         152,500         --
                                                   --------     --------

                                                   $750,680     $455,848
                                                   ========     ========


NOTE H - STOCK OPTION PLAN

    In April 2000, I.T. Technology's Board of Directors authorized the issuance of up to 8,250,000 post-split shares of common stock in connection with I.T. Technology's 2000 Stock Option Plan. The 2000 Stock Option Plan became effective on February 14, 2001 in connection with I.T. Technology's effective registration statement on Form SB-2. I.T. Technology intends to grant options under the Stock Option Plan to officers, directors, employees and consultants of I.T. Technology and its subsidiaries. No options have been granted under the 2000 Stock Option Plan as of December 31, 2000.

NOTE I - CONSULTING AGREEMENT WITH PETTY CONSULTING, INC.

    On January 17, 2000, I.T. Technology entered into a one-year Consulting Agreement with Petty Consulting, Inc. pursuant to which Robert Petty agreed to provide consulting services with annual compensation payable to his consulting corporation in the amount of $12,000, to be paid in accordance with I.T. Technology's general compensation practices.

    Under the consulting agreement, I.T. Technology granted stock options to acquire up to 7,250,000 post-split shares of common stock at an exercise price ranging from $0.20 to $0.40. The stock options vest upon reaching certain market capitalization objectives or selling equity securities of one or more of I.T. Technology's subsidiaries in an initial public offering or through a third-party sale.

    On November 14, 2000, I.T. Technology amended the consulting agreement with Petty Consulting, terminated Petty Consulting's agreement to provide services to Stampville.Com, and cancelled all stock options granted to Mr. Petty under the previous agreement. Notwithstanding the termination, Mr. Robert Petty will continue to serve as Chief Executive Officer of Stampville.Com for so long as may be reasonably requested by I.T. Technology. Mr. Petty will receive compensation of $3,887 per month, payable in accordance with I.T. Technology's normal payroll practices. In addition, I.T. Technology granted stock options to Mr. Petty to acquire up to 5,000,000 post-split shares of its common stock at an exercise price of $0.10. The stock options vest at various times through December 30, 2003. For 1,000,000 stock options that vested on December 31, 2000, I.T. Technology recorded compensation expense in the amount of $100,000.

NOTE J - SUBSEQUENT EVENT

    On January 11, 2001, Stampville.Com entered into a loan agreement with Sunswipe Australasia Pty. Ltd., a related party, for $100,000. The loan bears interest at 10 percent and is payable upon a loan advance to Stampville.Com by I.T. Technology.

                                 EXHIBIT INDEX
                                 -------------

Exhibit
No.      Description
---      -----------

3.1 Certificate of Incorporation of the Registrant, Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 dated February 14, 2000, Commission File No. 333-30364.

3.2 By-laws of the Registrant. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 dated February 14, 2000, Commission File No. 333-30364.

3.3      Amendment to Certificate of Incorporation, incorporated by reference to
         Exhibit 1 to the Company's Form 8-K Report, dated December 27, 2000, Commission File No. 30-543.

3.4      Amendment to the Company's By-laws adopted November 6, 2000.*

10.1(a) Stock Purchase Agreement between IT Technology and Stampville.Com Inc. dated June 18, 1999, incorporated by reference to Exhibit 10.1(a) to the Company's Registration Statement on Form SB-2 dated February 14, 2000, Commission File No. 333-30364.

10.1(b) Amendment to Stock Purchase Agreement between IT Technology and Stampville.Com Inc. dated December 8, 1999, incorporated by reference to Exhibit 10.1(b) to the Company's Registration Statement on Form SB-2 dated February 14, 2000, Commission File No. 333-30364.

10.1(c) Amendment No. 2 to Stock Purchase Agreement between IT Technology and Stampville.Com Inc. dated October 13, 2000, incorporated by reference to Exhibit 1 to the Company's Form 10-QSB- Report for the quarter ended September 30, 2000 dated November 9, 2000, Commission File No. 30-543.

10.2 Real Property Purchase Agreement between Rococo Holdings Pty. Ltd. and I.T. Technology Pty. Ltd. dated July 7, 1999, incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form SB-2 dated February 14, 2000, Commission File No. 333-30364.

10.3(a) Lease Agreement between Stampville.Com Inc. and RDL Realty, LLC dated June 18, 1999, incorporated by reference to Exhibit 10.3(a) to the Company's Registration Statement on Form SB-2 dated February 14, 2000, Commission File No. 333-30364.

10.3(b) Rider to Lease Agreement between Stampville.Com Inc. and RDL Realty, LLC dated November 28, 1999, incorporated by reference to Exhibit 10.3(b) to the Company's Registration Statement on Form SB-2 dated February 14, 2000, Commission File No. 333-30364.

10.4 Suppliers' Agreement between Stampville.Com Inc. and Inter Governmental Philatelic Corporation dated December 1, 1999, incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form SB-2 dated February 14, 2000, Commission File No. 333-30364.

10.5 Consulting Agreement between Robert Petty and IT Technology dated January 17, 2000, incorporated by reference to Exhibit 10.5(a) to the Company's Registration Statement on Form SB-2 dated February 14, 2000, Commission File No. 333-30364.

10.5(a) Consulting Agreement between Mendel Mochkin and IT Technology dated June 18, 1999, incorporated by reference to Exhibit 10.5(c) to the Company's Registration Statement on Form SB-2 dated February 14, 2000, Commission File No. 333-30364.

10.5(b) Amendment No. 1 to the Consulting Agreement between Mendel Mochkin IT Technology dated February 24, 2000, incorporated by reference to
         Exhibit 10.5(d) to Amendment No. 2 dated April 17, 2000 to the Company's Registration Statement on Form SB-2, Commission File No. 333-30364.

10.6(a)  The Company's 2000 Stock Option Plan.*

10.6(b) Option Agreement between Jonathan Y. Malamud and IT Technology dated December 8, 1999, incorporated by reference to Exhibit 10.6(b) to the Company's Registration Statement on Form SB-2 dated February 14, 2000, Commission File No. 333-30364.

10.6(c) New Option Agreement between Robert Petty and I.T. Technology, Inc. dated October 20, 2000, incorporated by reference to Exhibit 10.6(c) to Post Effective Amendment No. 1 dated December 13, 2000 to the Company's Registration Statement on Form SB-2, Commission File No. 333-30364..

10.7 Stock Option Agreement between Bickhams Capital, Inc. and VideoDome.Com Networks, Inc. dated March 24, 2000, incorporated by reference to
         Exhibit 10.7 to Amendment No. 2 dated April 17, 2000 to the Company's Registration Statement on Form SB-2, Commission File No. 333-30364.

10.7(a) Amended and Restated Stock Option Agreement between Bickhams Capital, Inc. and VideoDome.Com Networks, Inc.- October 31, 2000, incorporated by reference to Exhibit 10.7(a) to Post-Effective Amendment No. 1 dated December 13, 2000 to the Company's Registration Statement on Form SB-2, Commission File No. 333-30364.

10.8 Registration Rights Agreement between IT Technology and Instanz Nominees Pty. Ltd. dated October 26, 1999, incorporated by reference to
         Exhibit 10.8 to Amendment No. 2 dated April 17, 2000 to the Company's Registration Statement on Form SB-2, Commission File No. 333-30364.

10.9 Loan Agreement between IT Technology and Ledger Technologies Pty. Ltd. dated June 6, 2000, incorporated by reference to Exhibit 10.10 to Amendment No. 5 dated June 29, 2000 to the Company's Registration Statement on Form SB-2, Commission File No. 333-30364.

10.9(a) Amendment No. 1 to Loan Agreement between Company and Ledger Technologies Pty. Ltd. dated July 26, 2000, incorporated by reference to Exhibit 10.11 to Amendment No. 7 dated August 4, 2000 to the Company's Registration Statement on Form SB-2, Commission File No. 333-30364.

10.9(b) Amendment No. 2 to Loan Agreement between Company and Ledger Technologies Pty. Ltd. dated August 28, 2000, incorporated by reference to Exhibit (i) to the Company's Form 10 QSB Report for the quarter ended June 30, 2000 dated September 13, 2000, Commission File No. 30-543.

10.9(c) Amendment dated October 24, 2000 to the Loan Agreement between Company and Ledger Technologies Pty. Ltd June 6, 2000, as amended.*

10.9(d) Loan Agreement between IT Technology and Ledger Technologies Pty. Ltd. dated November 8, 2000, incorporated by reference to Exhibit 10.10(a) to Post-Effective Amendment No. 1 dated December 13, 2000 to the Company's Registration Statement on Form SB-2, Commission File No. 333-30364.

10.10 Loan Agreement between IT Technology and Instanz Nominees Pty. Ltd. dated July 27, 2000, incorporated by reference to Exhibit 10.12 to Amendment No. 7 dated August 4, 2000 to the Company's Registration Statement on Form SB-2, Commission File No. 333-30364.


21       List of Subsidiaries as at December 31, 2000.*
---------------
*  Filed herewith