Form 10QSB
period 2001-03-31
I T TECHNOLOGY INC
filed 2001-05-15
CIK 1100006

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTO6N, D.C. 2O549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF
                                      THE SECURITIES EXCHANGE ACT OF 1934
                                   (Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2001    or
                                  --------------

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


           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.0002 per share
                                (Title of Class)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 120,547,356 shares of common stock outstanding as of May 2, 2001.

         ---------------------------------------------------------------

                                     PART 1


                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                       PAGE



CONSOLIDATED BALANCE SHEETS                                             1 - 2

CONSOLIDATED STATEMENTS OF OPERATIONS                                     3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                          4 - 5

CONSOLIDATED STATEMENT OF CASH FLOWS                                    6 - 7

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    8 - 14

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)
                           CONSOLIDATED BALANCE SHEETS
                              AS OF MARCH 31, 2001
                              AND DECEMBER 31, 2000


                                     ASSETS


                                          March 31, 2001   December 31, 2000
                                         ---------------   -----------------
                                           (Unaudited)        (Audited)

CURRENT ASSETS
Cash                                       $  147,242        $  150,384
Other Receivable                                1,757             1,894
Inventory                                      34,013            47,061
Prepaid Expenses                                6,365             8,332
                                           ----------        ----------


     TOTAL CURRENT ASSETS                     189,377           207,671
                                           ----------        ----------


FIXED ASSETS - NET                            706,412           734,691
                                           ----------        ----------


OTHER ASSETS
Deposits                                        8,300             9,234
Capitalized Software Costs                    130,254           158,376
Investment in Videodome                       350,000           250,000
Goodwill, Net of Accumulated
   Amortization of $653,285 and
   $522,628, Respectively                     914,599         1,045,256
Other Assets                                      809              --
                                           ----------        ----------



     TOTAL OTHER ASSETS                     1,403,962         1,462,866
                                           ----------        ----------




     TOTAL ASSETS                          $2,299,751        $2,405,228
                                           ==========        ==========







                The accompanying condensed notes are an integral part of these consolidated financial statements.

(CONTINUED)



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                          March 31, 2001    December 31, 2000
                                         ---------------    -----------------
                                           (Unaudited)           (Audited)

CURRENT LIABILITIES
Accounts Payable                           $    16,468         $    27,095
Payable to IGPC                                  7,338              18,098
Accrued Expenses                                73,872             101,630
Customer Advances                                  202              15,035
Note Payable                                   340,060             391,930
Payable to Affiliates                          470,024             358,750
                                           -----------         -----------

     TOTAL CURRENT LIABILITIES                 907,964             912,538
                                           -----------         -----------

MINORITY INTEREST                               13,952             132,456
                                           -----------         -----------

STOCKHOLDERS' EQUITY

Preferred Stock, Par Value $.001;
   Authorized 25,000,000 Shares, no
   Shares Issued and Outstanding                  --                  --
Common Stock, Par Value $.0002;
   Authorized 500,000,000 Shares,
   Issued and Outstanding
   122,914,356 and 119,783,356
   Shares, Respectively                         24,583              23,957
Additional Paid In Capital                   5,441,861           5,129,386
Deferred Compensation                         (400,000)           (400,000)
Deficit Accumulated During the
   Development Stage                        (3,688,609)         (3,393,109)
                                           -----------         -----------

     TOTAL STOCKHOLDERS' EQUITY              1,377,835           1,360,234
                                           -----------         -----------

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                 $ 2,299,751         $ 2,405,228
                                           ===========         ===========







                The accompanying condensed notes are an integral part of these consolidated financial statements.

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                             Cumulative From
                                                                                 Inception
                                                                            (February 2, 1999)
                                Three Months Ended   Three Months Ended           Through
                                  March 31, 2001       March 31, 2000         March 31, 2001
                                 ----------------     ----------------       ----------------

NET REVENUES                      $      14,189         $        --           $      50,034


     COST OF GOODS SOLD                   4,669                  --                  19,766
                                  -------------         -------------         -------------

     GROSS PROFIT                         9,520                  --                  30,268
                                  -------------         -------------         -------------

Development                              95,094                  --                 985,090
Sales and Marketing                      58,729                  --                 433,898
General and Administrative              300,973                80,263             3,079,682
                                  -------------         -------------         -------------

     LOSS FROM OPERATIONS              (445,276)              (80,263)           (4,468,402)
                                  -------------         -------------         -------------

OTHER INCOME/(EXPENSE)
Write-down of Investment
   in VideoDome                            --                    --                (250,000)
Foreign Currency
   Transaction Gain                      48,672                23,996               117,865
Interest, Net                           (17,400)                8,302               (50,370)
Equity in Loss of
   Stampville.Com                          --                (266,689)             (185,955)
Other                                      --                 (21,104)              (20,466)
                                  -------------         -------------         -------------

     LOSS BEFORE
      MINORITY INTEREST                (414,004)             (335,758)           (4,857,328)


MINORITY INTEREST IN
   STAMPVILLE.COM, INC                  118,504                  --               1,168,719
                                  -------------         -------------         -------------

     NET LOSS                     $    (295,500)        $    (335,758)        $  (3,688,609)
                                  =============         =============         =============

Basic and Diluted loss
Per common share                  $       (0.00)        $       (0.02)
                                  =============         =============

Weighted-average shares
Outstanding                         120,634,789            82,500,000
                                  =============         =============

                The accompanying condensed notes are an integral part of these consolidated financial statements.

                     I.T. Technology, Inc. and Subsidiaries
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)


                                         PREFERRED STOCK                   COMMON STOCK
                                        -----------------                 --------------
                                      Shares         Amount            Shares          Amount
                                     --------       --------          --------        --------
Balance at December 31, 1999             --       $       --         82,500,000     $     16,500


Issuance of Shares to
   Stampville.Com Founders               --               --          5,000,000            1,000


Issuance of Shares for Cash              --               --          9,000,000            1,800


Conversion of Note Payable
   to Affiliate to Common
   Stock at $0.04 Per Share              --               --         23,283,356            4,657


Granting of Stock Options
   for Services                          --               --               --               --


Net Loss for the Year                    --               --               --               --
                                 ------------     ------------     ------------     ------------


Balance at December 31, 2000             --               --        119,783,356           23,957


Issuance of Shares for Cash              --               --          3,131,000              626


Net Loss for the Year                    --               --               --               --
                                 ------------     ------------     ------------     ------------


Balance at March 31, 2001                --       $       --        122,914,356     $     24,583
                                 ============     ============     ============     ============







                The accompanying condensed notes are an integral part of these consolidated financial statements.

(CONTINUED)

                                                                     DEFICIT
                                                                   ACCUMULATED
                                 ADDITIONAL                          DURING
                                   PAID IN         DEFERRED        DEVELOPMENT
                                   CAPITAL       COMPENSATION         STAGE           TOTAL
                                  ---------      ------------        -------         -------

Balance at December 31, 1999     $ 3,055,509     $      --        $  (419,443)     $ 2,652,566


Issuance of Shares to
   Stampville.Com Founders           199,000            --               --            200,000


Issuance of Shares for Cash          448,200            --               --            450,000


Conversion of Note Payable
   to Affiliate to Common
   Stock at $0.04 Per Share          926,677            --               --            931,334


Granting of Stock Options
   for Services                      500,000        (400,000)            --            100,000


Net Loss for the Year                   --              --         (2,973,666)      (2,973,666)
                                 -----------     -----------      -----------      -----------


Balance at December 31, 2000       5,129,386        (400,000)      (3,393,109)       1,360,234

Issuance of Shares for Cash          312,475            --               --            313,101

Net Loss for the Year                   --              --           (295,500)        (295,500)
                                 -----------     -----------      -----------      -----------

Balance at March 31, 2001        $ 5,441,861     $  (400,000)     $(3,688,609)     $ 1,377,835
                                 ===========     ===========      ===========      ===========



                The accompanying condensed notes are an integral part of these consolidated financial statements.

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)
                       CONSOLIDTED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           Cumulative From
                                                            Three Months    Three Months     Inception
                                                               Ended           Ended          Through
                                                           March 31, 2001  March 31, 2000  March 31, 2001
                                                           --------------  --------------  ---------------
INCREASE (DECREASE) IN CASH:

   CASH FLOWS FROM OPERATING
   ACTIVITIES:
Net Loss                                                   $  (295,500)     $  (335,758)     $(3,688,609)
Adjustments to Reconcile Net Loss
 To Net Cash Used In Operating
 Activities:
   Depreciation and Amortization                               183,671            8,779          957,204
   Write-Down of Investment in
    VideoDome                                                     --               --            250,000
   Equity in Losses of Stampville
    Com, Inc.                                                     --            266,689          185,955
   Minority Interest in Consolidated
    Subsidiary                                                (118,504)            --         (1,168,719)
   Non-monetary Compensation                                      --               --            107,500
   Loss on Disposal of Fixed Assets                              3,387             --             17,697
   (Increase)/Decrease in Accounts
    Receivable                                                     137             --               (387)
   (Increase)/Decrease in Inventory                             13,048             --            (15,554)
   (Increase)/Decrease in Prepaid
    and Other Assets                                             2,092          (25,515)        (156,204)
   (Decrease)/Increase in Accounts
    Payable                                                    (21,387)          27,380           (5,466)
   (Decrease)/Increase in Accrued
    Expenses                                                   (16,483)          42,325           83,971
   (Decrease)/Increase in Customer
    Advances                                                   (14,833)            --                202
                                                           -----------      -----------      -----------
     NET CASH FLOWS USED IN
      OPERATING ACTIVITIES                                    (264,372)         (16,100)      (3,432,410)
                                                           -----------      -----------      -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
Investment in VideoDome                                       (100,000)            --           (600,000)
Investment in Stampville.Com, Inc.                                --         (1,000,000)        (598,522)
Purchase of Property and Equipment                                --             (7,815)        (323,731)
                                                           -----------      -----------      -----------

     NET CASH FLOWS USED IN
      INVESTING ACTIVITIES                                    (100,000)      (1,007,815)      (1,522,253)
                                                           -----------      -----------      -----------


                The accompanying condensed notes are an integral
                 part of these consolidated financial statements



                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)
                       CONSOLIDTED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                                            Cumulative From
                                                            Three Months    Three Months      Inception
                                                               Ended            Ended          Through
                                                           March 31, 2001  March 31, 2000   March 31, 2001
                                                            -----------      -----------      -----------
                                                            (Unaudited)      (Unaudited)      (Unaudited)

(CONTINUED)
CASH FLOWS FROM FINANCING
   ACTIVITIES:
Proceeds Received From Notes
 Payable                                                   $   100,000      $      --        $ 1,381,334
Proceeds From Issuance of
 Common Stock                                                  313,100             --          3,827,609
Deferred Offering Costs                                           --           (218,983)            --
                                                           -----------      -----------      -----------

     NET CASH FLOWS PROVIDED BY
     (USED IN) FINANCING ACTIVITIES                            413,100         (218,983)       5,208,943
                                                           -----------      -----------      -----------

     EFFECT OF FOREIGN CURRENCY
      TRANSLATION IN CASH                                      (51,870)         (26,663)        (107,038)
                                                           -----------      -----------      -----------

     NET INCREASE (DECREASE) IN CASH                            (3,142)      (1,269,561)         147,242


CASH AT BEGINNING OF THE PERIOD                                150,384        2,179,998             --
                                                           -----------      -----------      -----------

CASH AT END OF THE PERIOD                                  $   147,242      $   910,437      $   147,242
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

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE A - COMPANY BACKGROUND AND BUSINESS PLAN

I.T. Technology, Inc. ("I.T. Technology") was incorporated on February 2, 1999 to engage in businesses related to the internet, e-commerce and technology ventures, directly and through the acquisition of equity ownership in internet related and other technology companies. I.T. Technology has two wholly-owned subsidiaries, I.T. Technology Pty. Ltd., which furthers its operations in Australia, and Bickhams Media, Inc. and owns 50.1 percent of Stampville.Com Inc. ("Stampville") (collectively referred to as the "Company").

I.T. Technology is a development stage enterprise and its activities through March 31, 2001 have been principally devoted to organizational activities, raising capital, acquiring equity interests in Stampville and VideoDome.com Networks, Inc. ("VideoDome") and other efforts. Management anticipates incurring substantial additional losses as it pursues its strategies. Additionally, I.T. Technology will require additional capital to fund further development and operations of Stampville (See Note E).

The Company intends to meet its anticipated capital funding requirements principally through proceeds from the sale of up to 25 million of its shares of common stock at $0.10 per share in an Initial Public Offering ("IPO"). On February 14, 2001, I.T. Technology's registration statement filed on Form SB-2 with the Securities and Exchange Commission (SEC) covering the offer and sale of these shares was declared effective. As of March 31, 2001, the Company sold 3,131,000 shares for proceeds of $313,100 through this offering. However, there is no assurance that the Company will be successful in completing this offering or raising sufficient capital to fund its operations or further the development of Stampville or VideoDome.

The Company is reliant on proceeds raised from the sale of shares in the IPO, and to the extent that this is not adequate, it will rely on loans from affiliates, at their discretion, and/or debt or equity financing through subsequent private placements, to finance its operations.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    1.   Principles of Consolidation
         ---------------------------

The consolidated financial statements include the accounts of I.T. Technology, its wholly-owned subsidiaries and the accounts of Stampville.Com. Minority interest reflects the remaining 49.9 percent of Stampville.Com. All material intercompany accounts and transactions have been eliminated.

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

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

    6.   Investment in VideoDome.Com Networks Inc.
         -----------------------------------------

The investment in VideoDome.Com Networks, Inc. consists of a 14.5% percent equity interest and is accounted for using the cost method.

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

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


    9.  Restated Number of Shares
        -------------------------

The shareholders approved a five-for-one stock split on November 6, 2000. All number of shares and per share amounts have been restated to reflect the split.

    10.  Goodwill
         --------

The investment in Stampville, which consists of a 50.1 percent equity interest, was accounted for under the purchase method of accounting. The difference in the underlying equity in net assets of Stampville and the purchase price is classified as goodwill and is being be amortized using the straight line method over 3 years. (See Note E)


NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of March 31:

                                            March 31, 2001     December 31, 2000
                                            --------------     -----------------
                                             (unaudited)


        Land                                   $ 150,000           $ 150,000
        Building                                 451,630             451,630
        Office and computer equipment            210,789             221,041
        Leasehold improvements                    16,610              16,610
                                               ---------           ---------
                                                 829,029             839,281
        Less accumulated depreciation           (122,617)           (104,589)
                                               ---------           ---------
                                               $ 706,412           $ 734,692
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

Pursuant to its Registration Statement on Form SB-2, the Company issued 3,131,000 shares during the quarter ending March 31, 2001, for proceeds of $313,100.

NOTE E - INVESTMENT IN STAMPVILLE

Pursuant to the terms of a Stock Purchase Agreement dated June 18, 1999, I.T. Technology acquired a 6% equity interest in the common stock of Stampville, an unrelated party, and had an option to acquire additional shares representing up to an additional 19% (for a total of 25%) of Stampville common stock at its sole discretion in various amounts up to an aggregate of $5,000,000 over three years. Stampville was formed on April 14, 1999 to engage in the business of selling collectible stamps and other memorabilia on the Internet and on a wholesale basis to chain stores and small businesses, and on a retail basis to the general public. Stampville is a development stage enterprise.

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE E - INVESTMENT IN STAMPVILLE - Continued

On December 8, 1999, the Stock Purchase Agreement was amended to accelerate the payment terms contained in the original Stock Purchase Agreement, which would allow I.T. Technology to own an immediate 50.1 percent of Stampville's common stock.

On October 13, 2000, the Stock Purchase Agreement was further amended to allow I.T. Technology to retain 50.1 percent of Stampville's common stock in return for $2,741,250 already paid.

As partial consideration for entering into the amended stock purchase agreement, I.T. Technology agreed to issue 5,000,000 post-split shares of common stock to a principal of Stampville. The shares will be issued in the following installments: 1,000,000 shares upon the execution of the amendment or October 13, 2000; 1,000,000 shares upon the six month anniversary of the execution of the amendment or April 13, 2001; 1,500,000 shares on the twelve month anniversary of the execution of the amendment or October 13, 2001; and 1,500,000 shares on the twenty-four month anniversary of the execution of the amendment or October 13, 2002.

In addition, I.T. Technology has entered into a shareholders agreement with Stampville and its shareholders that, among other things, restricts the ability of the shareholders of Stampville to transfer their interests; provides that I.T. Technology shall be entitled to appoint to the Board of Directors of Stampville.Com such additional nominees selected by I.T. Technology so that at all times half of the members of the Board of Directors of Stampville shall consist of individuals nominated by I.T. Technology and one-half of the members of the Board of Directors of Stampville shall consist of individuals nominated by the current shareholders of Stampville other than I.T. Technology Stampville's continuance is dependent on its ability to obtain funds from I.T. Technology pursuant to the Stock Purchase Agreement and its continued agreement with the Inter-Governmental Philatelic Corporation. There can be no assurance that I.T. Technology or Stampville will obtain the financing to develop or to sustain the operations of Stampville.

Stampville entered into an agreement dated December 1, 1999, with the Inter-Governmental Philatelic Corporation (IGPC), of which the president is a related party to certain officers of Stampville, whereby IGPC will provide stamp sheets as well as additional services, including website content, to Stampville.

The agreement with IGPC has a term of three years with an automatic renewal to extend for an additional two years, unless terminated at the end of the initial term by either party. In addition, IGPC extended a line of credit not to exceed $2,000,000 to Stampville for the purchase and shipping of stamps from IGPC. Amounts outstanding under the credit line are payable within 120 days from the date of such credit.

Should Stampville not be able to renew its contract with IGPC on favorable terms, or require a change in stamp providers, this could cause significant service disruptions, which may have an adverse affect on I.T. Technology. Stampville is presently pursuing business relationships with various other philatelic dealers.

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE E - INVESTMENT IN STAMPVILLE - Continued

I.T. Technology entered into a consulting agreement on February 24, 2000 with an individual, who is affiliated with I.T. Technology and who has provided services to I.T. Technology in connection with its investment in Stampville. Pursuant to the agreement, I.T. Technology issued 750,000 post-split shares of its common stock to the individual and recorded compensation expense in 1999 of $7,500. The individual is no longer employed by I.T. Technology or Stampville, and management believes that it has no further obligation under the consulting agreement.

On February 28, 2001, Stampville amended its Certificate of Incorporation to increase the number of authorized shares of common stock to Five Hundred Million (500,000,000) shares of common stock with a par value of $.0001 per share. On the same date, Stampville effected a stock dividend equal to 1,500 shares for every 1 share of common stock owned.

NOTE F - INVESTMENT IN VIDEODOME

On March 24, 2000, I.T. Technology entered into an option agreement to acquire up to a 50.1% equity interest in VideoDome. On April 10, 2000, I.T. Technology invested an initial $150,000 for a 5% equity interest in VideoDome. On July 28, 2000 I.T. Technology invested a further $150,000 for an additional 5% equity interest. An option to acquire a further 40.1% equity interest for approximately $5,000,000 upon completion of due diligence, receipt from VideoDome of audited financial statements, and the raising of sufficient funds to complete the potential investment in VideoDome expired on October 31, 2000. Management has written off a substantial portion of its initial investment to reflect uncertainty in the market, the broad decline in the market value of internet companies and the high degree of risk associated with development stage enterprises.

I.T. Technology and VideoDome subsequently entered into a newly amended and restated Stock Option Agreement, granting I.T. Technology the right to increase its present holding of 10% of VideoDome and initially acquire up to 25% of the outstanding capital stock of VideoDome at an exercise price of $1,000,000 payable in ten monthly installments, with subsequent options to move to 50.1% and potentially beyond. I.T. Technology has made three of these installment payments, which includes $100,000 invested during the quarter ending March 31, 2001. The Company is under no obligation to exercise the options to purchase the further interests in VideoDome. Management will continue to evaluate its interest in VideoDome, including subsequent investments, for valuation and recoverability. (See Note H)

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE G - NOTES PAYABLE

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

(ii) Note payable to Ledger Technologies Pty. Ltd., a related party. As at March 31, 2001, Ledger Technologies Pty. Ltd. has advanced
            I.T. Technology $200,000 to fund its working capital needs.
            The loan bears interest at the rate of ten percent (10%) per annum and is payable in equivalent Australian dollars.

(iii) On August 1, 2000, I.T. Technology borrowed $150,000 from Instanz Nominees Pty. Ltd., a related party. The loan bears interest at the rate of ten percent (10%) per annum.

(iv) On January 11, 2001, Stampville entered into a loan agreement with Sunswipe Australasia Pty. Ltd., a related party, for $100,000.
            The loan bears interest at 10 percent and is payable upon a loan advance to Stampville by I.T. Technology.

    NOTES PAYABLE CONSISTS OF THE FOLLOWING AS OF:

                                                  March 31,       December 31,
                                                    2001              2000
                                                    ----              ----
                                                 (unaudited)
       Property loan                              $340,060          $391,930
       Loan from Ledger Technologies Pty. Ltd.     211,449           206,250
       Loan from Instanz Nominees Pty. Ltd.        156,344           152,500
       Loan from Sunswipe Australasia  Pty. Ltd.   102,231              --
                                                  --------          --------
                                                  $810,084          $750,680
                                                  ========          ========


NOTE H - SUBSEQUENT EVENTS

In April, 2001, the Company and Stampville determined it to be in Stampville's best interests to take advantage of the lower Australian currency and significant cost savings and operating advantages that would result through the relocation of important aspects of its operational structure to the offices of the Company in Melbourne, Australia, whilst maintaining the New York branch of Stampville to focus more on fulfillment, delivery and sales efforts. In April, 2001, the Company also advanced Stampville a further $45,000, bringing the total amount of loans advanced to Stampville pursuant to its Agreement to $140,000. The Company also made a further investment of $41,000 in VideoDome.

CAUTIONARY SAFE HARBOR STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain information contained in this Form 10QSB are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 ("the Act"), which became law in December, 1995. In order to obtain the benefits of the "safe harbor" provisions of the Act for any such forward-looking statements, the Company wishes to caution investors and prospective investors about significant factors which, among others, have in some cases affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10QSB contains forward-looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control, including general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employment benefit costs; availability and costs of raw materials and supplies; changes in, or failure to comply with various government regulations; slower than anticipated completion of research and development projects and movements in the foreign exchange rate.

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

The Company does not have any meaningful revenues, and will not generate any meaningful revenues until it can successfully develop its operations. The Company does not anticipate generating any meaningful revenue for several months, if at all. In February, 2001 the Company's Form SB-2 Registration Statement was declared effective by the SEC. Pursuant to this registration statement, the Company is seeking to raise up to $2.5 million through the sale of up to 25 million shares of its common stock (the "Offering"). Through March 31, 2001, the Company has raised $313,100 from the sale of shares through the Offering. During the next twelve months, the Company plans to satisfy its cash requirements by the proceeds of the Offering and if necessary, from additional contributions from its affiliates at their discretion , and/or debt or equity financing through subsequent private placements. The Company does not expect any additional research and development of any products, nor does the Company expect to incur any significant research and development costs. The Company does not expect the purchase or sale of plant or any significant equipment, and the only current material commitments the Company has at this time is to lend additional capital to Stampville, and to complete its option to purchase additional stock in VideoDome, if the Company decides that it is feasible. Beyond the development of Stampville and potential further investments in VideoDome, the Company is continually reviewing and considering other enterprises and ventures, but has not made any commitments at this stage.

The Company is satisfying its working capital requirements from the proceeds of the Offering, a portion thereof will also be loaned to Stampville. Subject to the availability of financing, Stampville's business plans contemplate a continuance of development of a portal community web site for the collectable postage stamp community that will service a wide range of areas surrounding the stamp market and possibly other areas of interest, which may include coins and sports memorabilia. These plans contemplate expansion beyond hobbyists and collectors to the art, entertainment and other targeted specialty markets and to develop a wholesale distribution channel for sale of its products as well.

Subject to the availability of financing, the Company, through its wholly owned subsidiary, Bickhams Media, Inc. (formerly Bickhams Capital, Inc.), will continue investigating possibilities of advancing the activities of VideoDome in the Australasian region and seeking other opportunities to further develop its interests in the digital media industry, beyond its investment in VideoDome.

The Company has generated losses from its inception and anticipates that it will continue to incur significant losses until, at the earliest, it can generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with establishing, attracting and retaining a significant business base. From inception through March 31, 2001 the Company's cumulative net losses were $3,688,609. There can be no assurance that the Company will be able to generate meaningful revenues or achieve profitable operations.

Results of Operations

Three Months ended March 31, 2001 versus Three Months ended March 31, 2000

During the three months ending March 31, 2001 the Company's activities consisted of raising capital pursuant to the Offering, improving the functionality of the Stampville Web site, preparation of stamp products for an offline based sales initiative and other limited test-marketing at Stampville and further investment in VideoDome. In the three months ending March 31, 2000, the Company's activities were mainly related to further investment in Stampville and expansion of it's developmental activities, including the appointment of Robert Petty as Chief Executive Officer and development of the Stampville Web site. Other activities included the consummation of the original agreement with VideoDome and preparing to raise capital.

On January 11, 2001, the Company's 50.1% subsidiary, Stampville entered into a Loan Agreement with an affiliate of I.T. to provide it with interim short-term financing of $100,000. In February and March, 2001, I.T advanced Stampville a further $95,000.

The net loss for the three months ended March 31, 2001 was $295,500, compared with a net loss of $335,788 for the three months ended March 31, 2000. The primary reason for the change was the Company's commencement of operations.

The Company overall generated $14,189 in revenues in the three months ended March 31, 2001, compared with revenues of $4388 in the three months ended March 31, 2000. Management attributes this increase to the commencement of limited sales operations.

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

In July 1999, the Company entered into an agreement to purchase a building in exchange for cash and a note payable in Australian dollars which as of March 31, 2001 equaled to approximately $340,060 USD. Such indebtedness bears interest at the rate of 7.25% per annum and is repayable in July 2001. The Company is in the process of organizing a re-financing facility for the balance outstanding on the building. In the event the exchange rate of Australian dollars to U.S. dollars increases, the amount of U.S. dollars required to settle this obligation, as well as any other obligations the Company has in Australia to be paid in Australian dollars, will increase.

To date, capital requirements have been financed through the issuance of equity securities, long-term debt and loans from affiliates. In February, 2001 the Company's Form SB-2 Registration Statement was declared effective by the SEC. Pursuant to this registration statement, the Company is seeking to raise up to $2.5 million through the sale of up to 25 million shares of its common stock, to fund working capital requirements, advance funds to Stampville and for potential further investments in VideoDome. As at March 31, 2001, the Company had a working capital deficit of $718,587, which deficit included $470,024 in loans and accrued interest payable to affiliates and $340,060 relating to the note payable on the building as described previously. Upon mutual agreement of the parties, these loans to affiliates shall be repaid only after the Company has received additional financing and at that time upon the mutual agreement of the Company's Board of Directors and these affiliates.

Net cash used in investing activities was $100,000 for the three Months ended March 31, 2001, as compared to the utilization of $1,007,815 of cash for the same period last year. The reason for the change was the Company's completion of its initial funding of the Stampville agreement.

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

Recent Developments

In April, 2001, the Company and Stampville determined it to be in Stampville's best interests to take advantage of the lower Australian currency and significant cost savings and operating advantages that would result through the relocation of important aspects of its operational structure to the offices of the Company in Melbourne, Australia, whilst maintaining the New York branch of Stampville to focus more on fulfillment, delivery and sales efforts. Stampville has also reduced its workforce to 9 employees, which includes consultants and 3 directors as of May 3, 2001.

In April, 2001, the Company also advanced Stampville a further $45,000, bringing the total amount of loans advanced to Stampville pursuant to its Agreement to $140,000. The Company also made a further investment of $41,000 in VideoDome.

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

                                     PART II


Item 1.     LEGAL PROCEEDINGS

            Not Applicable

Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

            The Company issued 3,131,000 shares pursuant to its Registration Statement on Form SB-2 during the quarter.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

            Not Applicable


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not Applicable


Item 5.     OTHER INFORMATION

            Not Applicable

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Reports

            The Company did not file any Report on Form 8-K during the three months ended March 31, 2001.

                                                              (FORM 10-QSB)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        I.T. TECHNOLOGY, INC.

Dated: May 15, 2001
                                        By: /s/ Levi Mochkin
                                            --------------------
                                            Levi Mochkin
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)



                                        By: /s/ Jonathan Herzog
                                            --------------------
                                            Jonathan Herzog
                                            Director, Secretary and
                                            Chief Financial Officer
                                            (Principal Financial Officer)