Form 10QSB
period 2001-06-30
I T TECHNOLOGY INC
filed 2001-08-14
CIK 1100006

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

For the quarterly period ended  June 30, 2001  or
                                -------------

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ______________  to ______________

Commission File Number 000-30-543

                              I.T. TECHNOLOGY, INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                        98-0200077
           --------                                        ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 131,876,653 shares of common stock outstanding as of June 30, 2001.

--------------------------------------------------------------------------------

                                     PART 1


                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Balance Sheets                                  Page   2-3


Consolidated Statements of Operations                        Page   4


Consolidated Statements of Cash Flows                        Pages  5-6


Condensed Notes to Consolidated Financial Statements         Pages 7-12

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                         June 30, 2001   December 31, 2000
                                        ---------------  -----------------
                                          (Unaudited)

CURRENT ASSETS
Cash                                       $  100,073        $  150,384
Other Receivables                                 282             1,894
Inventory                                      34,013            47,061
Prepaid Expenses                                 --               8,332
Investment in Australian
 Marketable Securities                        702,783              --
                                           ----------        ----------


     TOTAL CURRENT ASSETS                     837,151           207,671
                                           ----------        ----------


Property and equipment - Net                  726,675           734,691
                                           ----------        ----------


OTHER ASSETS
Deposits                                        8,300             9,234
Capitalized Software Costs                    103,132           158,376
Investment in VideoDome                       471,000           250,000
Goodwill, Net of Accumulated
   Amortization of $783,942 and
   $522,628, Respectively                     783,942         1,045,256
Other Assets                                    6,206              --
                                           ----------        ----------



     TOTAL OTHER ASSETS                     1,372,580         1,462,866
                                           ----------        ----------



     TOTAL ASSETS                          $2,936,406        $2,405,228
                                           ==========        ==========


                The accompanying condensed notes are an integral part of these consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                         June 30, 2001       December 31, 2000
                                        ---------------      -----------------
                                          (Unaudited)

CURRENT LIABILITIES
Accounts Payable                           $    28,138         $    27,095
Payable to IGPC                                 10,295              18,098
Accrued Expenses                                40,000             101,630
Customer Advances                                 --                15,035
Note Payable                                      --               391,930
Payable to Affiliates                          591,486             358,750
                                           -----------         -----------

     TOTAL CURRENT LIABILITIES                 669,919             912,538

MINORITY INTEREST                                 --               132,456

LONG-TERM DEBT                                 348,740                --
                                           -----------         -----------

TOTAL LIABILITIES                            1,018,659           1,044,994
                                           -----------         -----------

STOCKHOLDERS' EQUITY
Preferred Stock, Par Value $.001;
   Authorized 25,000,000 Shares, no
   Shares Issued and Outstanding                  --                  --
Common Stock, Par Value $.0002;
   Authorized 500,000,000 Shares,
   Issued and Outstanding
   131,876,653 and 119,783,356
   Shares, Respectively                         26,375              23,957
Additional Paid In Capital                   6,336,298           5,129,386
Deferred Compensation                         (375,000)           (400,000)
Deficit Accumulated During the
   Development Stage                        (4,069,926)         (3,393,109)
                                           -----------         -----------

     TOTAL STOCKHOLDERS' EQUITY              1,917,747           1,360,234
                                           -----------         -----------

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                 $ 2,936,406         $ 2,405,228
                                           ===========         ===========




                The accompanying condensed notes are an integral part of these consolidated financial statements.

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND
                      THE CUMULATIVE PERIOD FROM INCEPTION,
                    (FEBRUARY 2, 1999) THROUGH JUNE 30, 2001
                                   (unaudited)


                                                                                                                    Cumulative From
                                                                                                                       Inception
                                                                                                                  (February 2, 1999)
                                Three Months Ended    Three Months Ended    Six Months Ended     Six Months Ended       Through
                                   June 30, 2001         June 30, 2000        June 30, 2001        June 30, 2000     June 30, 2001
                                  ---------------       ---------------      ---------------      ---------------   ---------------

NET REVENUES                      $      19,388         $        --            $      33,577      $        --        $      69,422

COST OF GOODS SOLD                        3,478                  --                    8,147               --               23,244
                                  -------------         -------------          -------------      -------------      -------------

     GROSS PROFIT                        15,910                  --                   25,430               --               46,178
                                  -------------         -------------          -------------      -------------      -------------

General and Administrative              308,225               108,197                609,198               --            3,387,907
Compensation                             25,000                  --                   25,000               --               25,000
Development                              36,857                  --                  131,951               --            1,021,947
Sales and Marketing                       1,206                  --                   59,935            188,460            435,104
                                  -------------         -------------          -------------      -------------      -------------

     LOSS FROM OPERATIONS              (355,378)             (108,197)              (800,654)          (188,460)        (4,823,780)
                                  -------------         -------------          -------------      -------------      -------------

OTHER INCOME/(EXPENSE)
Write-down of Investment
   in VideoDome                            --                    --                     --                 --             (250,000)
Foreign Currency
   Transaction Gain/(Loss)              (19,778)               11,568                 28,894             35,564             98,087
Interest, Net                           (20,113)             (120,885)               (37,513)          (112,583)           (70,483)
Equity in Loss of
   Stampville.Com, Inc.                    --                (246,089)                  --             (512,778)          (185,955)
Other                                      --                    (641)                  --              (21,745)           (20,466)
                                  -------------         -------------          -------------      -------------      -------------

     LOSS BEFORE
      MINORITY INTEREST                (395,269)             (464,244)              (809,273)          (800,002)        (5,252,597)

MINORITY INTEREST IN
   STAMPVILLE.COM, INC                   13,952                  --                  132,456               --            1,182,671
                                  -------------         -------------          -------------      -------------      -------------

     NET LOSS                     $    (381,317)        $    (464,244)         $    (676,817)     $    (800,002)     $  (4,069,926)
                                  =============         =============          =============      =============      =============

Basic and Diluted loss
Per common share                  $       (0.00)        $       (0.01)         $       (0.01)     $       (0.01)
                                  =============         =============          =============      =============
Weighted-average shares
Outstanding                         124,740,196            82,500,000            122,687,493         82,500,000
                                  =============         =============          =============      =============


                The accompanying condensed notes are an integral part of these consolidated financial statements.

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND
                    FOR THE CUMULATIVE PERIOD FROM INCEPTION,
                    (FEBRUARY 2, 1999) THROUGH JUNE 30, 2001
                                   (unaudited)

                                                                                  Cumulative From
                                                                                     Inception
                                                                                      Through
                                            June 30, 2001       June 30, 2000      June 30, 2001
                                           --------------      --------------     --------------

INCREASE (DECREASE) IN CASH:
   CASH FLOWS FROM OPERATING
   ACTIVITIES:
Net Loss                                    $  (676,817)        $  (800,002)        $(4,069,926)
Adjustments to Reconcile Net Loss
 To Net Cash Used In Operating
 Activities:
   Depreciation and Amortization                378,282             127,827           1,153,972
   Write-Down of Investment in
    VideoDome                                      --                  --               250,000
   Equity in Losses of Stampville
    Com, Inc.                                      --               512,778             185,955
   Minority Interest in Consolidated
    Subsidiary                                 (132,456)               --            (1,182,671)
   Non-monetary Compensation                     25,000                --               132,500
   Loss on Disposal of Fixed Assets               3,387                --                17,697
   Decrease in Accounts Receivable                1,611                --                 1,087
   Decrease/(Increase) in Inventory              13,048                --               (15,554)
   Decrease/(Increase) in Prepaid
    and Other Assets                              3,057             (13,223)           (155,239)
   (Decrease)/Increase in Accounts
    Payable                                      (6,760)               (889)              9,162
   (Decrease)/Increase in Accrued
    Expenses                                    (61,630)              7,015              38,824
   Decrease in Customer
    Advances                                    (15,035)               --                  --
    Gain on Sale of Australian
      Portfolio                                     (36)               --                   (36)
                                            -----------         -----------         -----------
     NET CASH FLOWS USED IN
      OPERATING ACTIVITIES                     (468,349)           (166,494)         (3,634,229)
                                            -----------         -----------         -----------



                The accompanying condensed notes are an integral part of these consolidated financial statements.

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND
                    FOR THE CUMULATIVE PERIOD FROM INCEPTION,
                    (FEBRUARY 2, 1999) THROUGH JUNE 30, 2001
                                   (unaudited)

                                                                                          Cumulative From
                                                                                             Inception
                                                                                              Through
                                                  June 30, 2001       June 30, 2000        June 30, 2001
                                                 --------------      --------------       --------------

(CONTINUED)
CASH FLOWS FROM INVESTING
   ACTIVITIES:
Investment in VideoDome                              (221,000)           (150,000)           (721,000)
Investment in Stampville.Com, Inc.                       --            (1,356,250)           (598,522)
Purchase of Property and Equipment                    (30,872)             (8,285)           (354,603)
Proceeds From the Sale of
 Australian Marketable Securities                       1,281                --                 1,281
                                                  -----------         -----------         -----------


     NET CASH FLOWS USED IN
      INVESTING ACTIVITIES                        $  (250,591)        $(1,514,535)        $(1,672,844)
                                                  -----------         -----------         -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
Proceeds From Notes
 Payable                                              189,546             300,000           1,470,880
Proceeds From Issuance of
 Common Stock                                         507,460                --             4,019,812
Deferred Offering Costs                                  --              (461,740)               --
                                                  -----------         -----------         -----------

     NET CASH FLOWS PROVIDED BY
     (USED IN) FINANCING ACTIVITIES                   697,006            (161,740)          5,490,692
                                                  -----------         -----------         -----------

     EFFECT OF FOREIGN CURRENCY
      TRANSLATION ON CASH                             (28,377)            (34,518)            (83,546)
                                                  -----------         -----------         -----------

     NET INCREASE (DECREASE) IN CASH                  (50,311)         (1,877,287)            100,073

CASH AT BEGINNING OF THE PERIOD                       150,384           2,179,998                --
                                                  -----------         -----------         -----------

CASH AT END OF THE PERIOD                         $   100,073         $   302,711         $   100,073
                                                  ===========         ===========         ===========

Non-cash investing and financing activity:
Purchase of marketable securities
in exchange for common stock                      $   701,900         $      --           $      --
                                                  ===========         ===========         ===========



                The accompanying condensed notes are an integral part of these consolidated financial statements.

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000

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

I.T. Technology is a development stage enterprise and its activities through June 30, 2001 have been principally devoted to organizational activities, raising capital, acquiring equity interests in Stampville and VideoDome.com Networks, Inc. ("VideoDome") and other efforts. Management anticipates incurring substantial additional losses as it pursues its strategies. Additionally, I.T. Technology will require additional capital to fund further development and operations of Stampville (See Note E).

On February 14, 2001, I.T. Technology's registration statement filed on Form SB-2 with the Securities and Exchange Commission (SEC) covering the offer and sale of up to 25 million of its shares of common stock at $0.10 per share in an Initial Public Offering ("IPO") was declared effective. The Company has sold 5,074,000 shares for proceeds of $507,400 through this offering and its market maker has filed a 15c211 with the National Association of Securities Dealers ("NASD") for quotation of its securities on the NASD OTC Bulletin Board, which application is now pending.

The Company relies on loans from affiliates, at their discretion, the sale of marketable securities held by the Company and/or debt or equity financing to finance its operations.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    1.   Principles of Consolidation
         ---------------------------

The consolidated financial statements include the accounts of I.T. Technology, its wholly-owned subsidiaries and the accounts of Stampville.Com. Minority interest reflects the remaining 49.9 percent of Stampville.Com. As of June 30, 2001, the losses allocated to the minority shareholders exceeded the remaining minority interest and the excess for the quarter was allocated to the Company. All material intercompany accounts and transactions have been eliminated.


    2.   Investment in VideoDome.Com Networks Inc.
         -----------------------------------------

The investment in VideoDome.Com Networks, Inc. consists of a 16% percent equity interest and is accounted for using the cost method. (See Note H)


     3.  Goodwill
         --------

The investment in Stampville, which consists of a 50.1 percent equity interest, was accounted for under the purchase method of accounting. The difference in the underlying equity in net assets of Stampville and the purchase price is classified as goodwill and is being be amortized using the straight line method over 3 years. (See Note E)

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000

                                   (Unaudited)


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards #141 "Business Combinations" (FAS 141) and #142 "Goodwill and Other Intangible Assets" (FAS
142).

FAS 141 requires the use of the purchase method of accounting for all business combinations after June 30, 2001. FAS 142 no longer requires the amortization of goodwill and other intangible assets with indefinite lives. However, such assets are to be tested for impairment at least annually. FAS 142 is effective for the fiscal years beginning after December 15, 2001.

Effective January 1, 2002, goodwill amortization will cease, and an impairment review of the net carrying value of unamortized goodwill will be required. The adoption of FAS 142 could have a material effect on the company, however management has not yet determined the amount of an impairment loss, if any, that might result from adoption of FAS 142.



NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                            June 30, 2001 December 31, 2000
                                            ------------- -----------------
                                            (unaudited)


          Land                              $ 150,000        $ 150,000
          Building                            481,634          451,630
          Office and computer equipment       219,282          221,041
          Leasehold improvements               16,110           16,610
                                            ---------        ---------
                                              867,026          839,281
          Less accumulated depreciation      (140,351)        (104,589)
                                            ---------        ---------
                                            $ 726,675        $ 734,692
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

    2.   Common Stock
         ------------

Pursuant to its Registration Statement on Form SB-2, the Company has issued 5,074,000 shares through June 30, 2001, for net proceeds of $507,400.

On June 25, 2001, the Board of Directors of I.T. Technology approved the issuance of 7,018,697 shares of its restricted common stock at $0.10 per share to Daccar Pty. Ltd. and Nasdaq Australia Pty Ltd, parties affiliated with Levi Mochkin, the Company's Chief Executive Officer, in consideration for marketable securities traded on the Australian Stock Exchange. The market value of the securities was $701,900.

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000

                                   (Unaudited)



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

As partial consideration for entering into the amended stock purchase agreement, I.T. Technology agreed to issue 5,000,000 post-split shares of common stock to a principal of Stampville. The shares will be issued in the following installments: 1,000,000 shares upon the execution of the amendment or October 13, 2000; 1,000,000 shares upon the six month anniversary of the execution of the amendment or April 13, 2001 (yet to be issued); 1,500,000 shares on the twelve month anniversary of the execution of the amendment or October 13, 2001; and 1,500,000 shares on the twenty-four month anniversary of the execution of the amendment or October 13, 2002.

In addition, I.T. Technology has entered into a shareholders agreement with Stampville and its shareholders that, among other things, restricts the ability of the shareholders of Stampville to transfer their interests; provides that I.T. Technology shall be entitled to appoint to the Board of Directors of Stampville.Com such additional nominees selected by I.T. Technology so that at all times half of the members of the Board of Directors of Stampville shall consist of individuals nominated by I.T. Technology and one-half of the members of the Board of Directors of Stampville shall consist of individuals nominated by the current shareholders of Stampville other than I.T. Technology. Stampville's continuance is dependent on its ability to obtain funds from I.T. Technology pursuant to the Stock Purchase Agreement and its continued agreement with the Inter-Governmental Philatelic Corporation. There can be no assurance that I.T. Technology or Stampville will obtain the financing to develop or to sustain the operations of Stampville.

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

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000

                                   (Unaudited)

NOTE E - INVESTMENT IN STAMPVILLE - Continued

Should Stampville not be able to renew its contract with IGPC on favorable terms, or require a change in stamp providers, this could cause significant service disruptions, which may have an adverse affect on I.T. Technology. Stampville is presently pursuing business relationships with other philatelic dealers.

On February 28, 2001, Stampville amended its Certificate of Incorporation to increase the number of authorized shares of common stock to Five Hundred Million (500,000,000) shares of common stock with a par value of $.0001 per share. On the same date, Stampville effected a stock dividend equal to 1,500 shares for every 1 share of common stock owned.

In April, 2001, the Company and Stampville determined it to be in Stampville's best interests to take advantage of the lower Australian currency and significant cost savings and operating advantages that would result through the relocation of important aspects of its operations, including finance, development and maintenance of its websites to the Company's offices in Melbourne, Australia, whilst maintaining the New York branch of Stampville to focus more on fulfillment, delivery and sales efforts.

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

I.T. Technology and VideoDome subsequently entered into a newly amended and restated Stock Option Agreement, granting I.T. Technology the right to increase its then holding of 10% of VideoDome and initially acquire up to 25% of the outstanding capital stock of VideoDome at an exercise price of $1,000,000 payable in ten monthly installments, with subsequent options to move to 50.1% and potentially beyond. I.T. Technology has made four of these installment payments, which includes $100,000 invested during the quarter ending June 30, 2001. The Company is under no obligation to exercise the options to purchase the further interests in VideoDome. Management will continue to evaluate its interest in VideoDome, including subsequent investments, for valuation and recoverability. On July 2, 2001, I.T. Technology entered into a new Shareholders Agreement with VideoDome. (See Note H)

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000

                                   (Unaudited)


NOTE G - NOTES PAYABLE

Notes payable consists of:

(i) In June 2001, the Company refinanced the note payable in connection with its purchase of the building housing its executive offices. A new 3 year financing facility was entered into, with a note payable of $683,000 Australian dollars which as of June 30, 2001 equaled to approximately $348,740 USD. Such indebtedness bears interest at the rate of 7.75% per annum and is repayable in July 2004. The loan requires monthly payments of interest and is guaranteed by a shareholder of I.T. Technology. In the event the exchange rate of Australian dollars to U.S. dollars increases, the amount of U.S. dollars required to settle this obligation, as well as any other obligations the Company has in Australia to be paid in Australian dollars, will increase.

(ii) Note payable to Ledger Technologies Pty. Ltd., a related party. As at June 30, 2001, Ledger Technologies Pty. Ltd. has advanced I.T. Technology $326,393, including accrued interest, to fund its working capital needs. The loan bears interest at the rate of ten percent (10%) per annum and is payable in equivalent Australian dollars.

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


Notes payable consists of the following:

                                                     June 30,   December 31,
                                                      2001          2000
                                                      ----          ----
                                                   (unaudited)

      Property loan                                 $348,740      $391,930
      Loan from Ledger Technologies Pty. Ltd.        326,393       206,250
      Loan from Instanz Nominees Pty. Ltd.           160,286       152,500
      Loan from Sunswipe Australasia Pty. Ltd.       104,807          --
                                                    --------      --------
                                                    $940,226      $750,680
                                                    ========      ========

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000

                                   (Unaudited)


NOTE H - SUBSEQUENT EVENTS

On July 2, 2001, I.T. Technology. through its wholly-owned subsidiary Bickhams Media, Inc ("Bickhams") and VideoDome entered into a new Shareholders Agreement relating to the conversion of Bickhams' interest in VideoDome from shares of Series A Preferred Stock to common stock. The Shareholders Agreement provides for the following:

o The termination of the Stock Option Agreement between VideoDome and Bickhams dated October 31, 2000;

o An additional investment of $230,000 in VideoDome by Bickhams, of which $80,000 had been paid as of June 30, 2001;

o The exchange by Bickhams of its shares of VideoDome's Series A
  Preferred Stock for a number of shares equal to one-half of VideoDome's common stock, and amending VideoDome's Articles of Incorporation to achieve such exchange;

o Entering into an option agreement between Daniel Aharonoff and Vardit Cohen (both principals in VideoDome) and the Company, allowing these individuals to acquires shares of the Company's common stock at a price of $0.10 per share, subject to meeting certain financial goals;

o the election of two individuals selected by Bickhams to VideoDome's board of directors;

o compensation for Oren Ariel (a former consultant to VideoDome) based on certain financial goals, on the same terms as per the original Stock Option Agreement;


In July and August of 2001, the Company borrowed an additional $210,000 from Ledger Technologies Pty Ltd. On July 2, 2001, pursuant to the Shareholders Agreement described above, the Company paid the remaining $150,000 and completed its investment in VideoDome.

In July 2001, Robert Petty temporarily relocated from New York back to Australia. The Company's previous consulting arrangements with Mr. Petty were terminated and the Company reached a new agreement with Mr. Petty, which will see Mr. Petty continue to serve its designated entities as required and which will grant the Company through Bickhams, an option to acquire a 25% equity interest in Mr. Petty's newly formed ROO Media Corporation, Inc, ("ROO") a Delaware Corporation providing syndication of digital media content and a provider of digital media solutions. ROO has also entered into a re-seller agreement with VideoDome, of which Mr. Petty is also a related party. Under the terms of the new agreement, Mr. Petty's previous option agreement to acquire shares in the Company has been canceled and new options to acquire up to 1,250,000 shares at $0.10 per share have been granted to Mr. Petty and certain of his affiliates.

   CAUTIONARY SAFE HARBOR STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES
                         LITIGATION REFORM ACT OF 1995.

Certain information contained in this Form 10QSB are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 ("the Act"), which became law in December, 1995. In order to obtain the benefits of the "safe harbor" provisions of the Act for any such forward-looking statements, the Company wishes to caution investors and prospective investors about significant factors which, among others, have in some cases affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10QSB contains forward-looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control, including general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employment benefit costs; availability and costs of raw materials and supplies; currency fluctuations; changes in, or failure to comply with various government regulations; slower than anticipated completion of research and development projects and movements in the foreign exchange rate.


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

         The Company does not have any meaningful revenues, and will not generate any meaningful revenues until it can successfully develop its operations. In February, 2001 the Company's registration statement filed on Form SB-2 covering the offer and sale of up to 25 million of its shares of common stock at $0.10 per share (the "Offering") was declared effective by the SEC. Pursuant to this registration statement, the Company raised $507,460 from the sale of shares through the Offering and its market maker, National Capital, LLC has filed a 15c211 with the National Association of Securities Dealers ("NASD") for quotation of its securities on the over the counter Bulletin Board. During the next twelve months, the Company plans to satisfy its cash requirements through loans from affiliates, at their discretion, through the sale of other listed securities held by the Company as described below and/or through other debt or equity financing. The Company does not expect any additional research and development of any products, nor does the Company expect to incur any significant research and development costs. The Company does not expect the purchase or sale of plant or any significant equipment, and the only current material commitments the Company has at this time is to lend additional capital to Stampville, and to complete its option to purchase additional stock in VideoDome, if the Company decides that it is feasible.

         The Company has satisfied its working capital requirements from the proceeds of the Offering and through loans from affiliates, and a portion thereof has also been loaned to Stampville. Subject to the availability of financing, Stampville's business plan contemplates the continuance of development of a portal community web site for the collectable postage stamp community that will service a wide range of areas surrounding the stamp market and possibly other areas of interest, which may include coins and sports memorabilia.

         In April, 2001, the Company and Stampville determined it to be in Stampville's best interests to take advantage of the lower Australian currency and significant cost savings and operating advantages that would result through the relocation of important aspects of its operations, including finance, development and maintenance of its websites to the Company's offices in Melbourne, Australia, whilst maintaining the New York branch of Stampville to focus more on fulfillment, delivery and sales efforts.

          Through its wholly owned subsidiary, Bickhams Media, Inc., the Company continues to investigate possibilities of advancing the activities of VideoDome in the Australasian region and seeking other opportunities to further develop its interests in the digital media industry, beyond its investment in VideoDome.

         The Company has generated losses from its inception and anticipates that it will continue to incur significant losses until it can generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with establishing, attracting and retaining a significant business base. From inception through June 30, 2001, the Company's cumulative net losses were $4,069,926. There can be no assurance that the Company will be able to generate meaningful revenues or achieve profitable operations.

Results of Operations

Three and Six Months ended June 30, 2001 versus Three and Six Months ended June 30, 2000

           During the three and six months ending June 30, 2001 the Company's activities consisted of raising capital pursuant to the Offering, refinancing the building housing the Company's executive offices, relocating aspects of Stampville's operations, preparing for the launch of an improved Stampville Web site, investigating future marketing possibilities for Stampville and further investment in VideoDome. During the corresponding period in the year 2000, the Company's activities were mainly related to further investment in Stampville and expansion of it's developmental activities, including the launch of its core website and several new micro-sites. Other activities included the continued development of Stampville's database of stamp information involving scanning and data entry of stamps and the exercise of the initial option to purchase a minority interest in VideoDome.

         On January 11, 2001, the Company's 50.1% subsidiary, Stampville entered into a Loan Agreement with an affiliate of I.T. to provide it with interim short-term financing of $100,000.

         In April, 2001, the Company and Stampville determined it to be in Stampville's best interests to take advantage of the lower Australian currency and significant cost savings and operating advantages that would result through the relocation of important aspects of its operations, including finance, development and maintenance of its websites to the Company's offices in Melbourne, Australia, whilst maintaining the New York branch of Stampville to focus more on fulfillment, delivery and sales efforts.

         The net loss for the three months ended June 30, 2001 was $381,317 compared with a net loss of $464,244 for the three months ended June 30, 2000. Management attributes this decrease to the completion of its initial development and establishment of operations at Stampville. The net loss for the six months ended June 30, 2001 was $676,817, compared with a net loss of $800,002 for the six months ended June 30, 2000. Management also attributes this decrease, to the completion of its initial development and establishment of operations at Stampville. The net loss has also partially been reduced by the lower costs resulting from the relocation of Stampville's operations as previously described.

         The Company overall generated $19,388 in revenues in the three months ended June 30, 2001 and $33,577 in the six months then ended. A comparison with the corresponding periods of the previous year is not meaningful as revenue from operations was not material during the earlier development stages. Management attributes this change to the commencement of limited sales operations.

         In June, 2001 Mr. Anthony Davis resigned as a director of the Company.

         On June 25, 2001, the Company received marketable securities traded on the Australian Stock Exchange from affiliated entities of Levi Mochkin, its Chief Executive Officer ("the portfolio"), in exchange for 7,018,697 shares of restricted common stock valued at a price of $.10 per share. The market value of the securities was $701,900. The Company anticipates liquidating the portfolio from time to time where deemed advantageous. None of the shares acquired in the transaction will result in the Company controlling any entity.

Liquidity and Capital Resources

          The Company's primary capital requirements have been to fund its investments in Stampville and VideoDome and its preparations to raise funds in the financial markets. Additional capital will be needed to maintain the operations of Stampville, acquire additional equity interests in VideoDome at the Company's discretion and to pursue other business opportunities, as well as to fund working capital requirements, including legal and professional expenses.

           In June 2001, the Company refinanced the note payable in connection with its purchase of the building housing its executive offices. A new 3 year financing facility was entered into, with a note payable of $683,000 Australian dollars which as of June 30, 2001 equaled to approximately $348,740 USD. Such indebtedness bears interest at the rate of 7.75% per annum and is repayable in July 2004. In the event the exchange rate of Australian dollars to U.S. dollars increases, the amount of U.S. dollars required to settle this obligation, as well as any other obligations the Company has in Australia to be paid in Australian dollars, will increase.

         To date, capital requirements have been financed through the issuance of equity securities, long-term debt and loans from affiliates. As of June 30, 2001, the Company had working capital of $167,232, as compared to a working capital deficit of $704,867 at December 31, 2000. As at June 30, 2001, the Company had $591,486 in loans and accrued interest payable to affiliates. Upon mutual agreement of the parties, these loans to affiliates shall be repaid only after the Company has received additional financing and at that time upon the mutual agreement of the Company's Board of Directors and these affiliates.

         Net cash used in investing activities was $250,591 for the six months ended June 30, 2001, as compared to the utilization of $1,514,535 of cash for the same period last year. The reason for the change was the Company's completion of its initial funding of the Stampville agreement in 2000.

         The capital requirements relating to implementation of the Company's business plan will be significant. During the next twelve months, the Company intends to advance additional funds to Stampville, increase its interest in VideoDome, as well as meet working capital needs. Other than as described above, at present there are no material commitments for capital expenditures.

         The Company has been dependent on the proceeds of its Offering and other financing in order to implement its operations. Depending on how long it takes for the Company to source additional capital, it may borrow additional funds for working capital requirements through loan transactions with parties related or affiliated with it. The Company also anticipates selling its shares in the portfolio from time to time.

         The Company has not confirmed any further arrangements for ongoing funding. It may raise funds from additional debt or equity offerings and/or significantly increase its revenues from operations in order to meet its cashflow requirements during the forthcoming year. There can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all.

 Inflation

         The Company has not been materially affected by inflation in the United States. While it is not anticipated inflation will affect the Company's operations, increases in labor and supplies could impact its ability to compete.

                                     PART II


Item 1.  LEGAL PROCEEDINGS

         Not Applicable

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company issued 1,943,600 shares pursuant to its Registration Statement on Form SB-2 during the quarter.

         On June 25, 2001, the Company entered into an agreement to issue 7,018,697 shares of restricted common stock to entities affiliated with Levi Mochkin, its Chief Executive Officer, in lieu of the purchase cost of a portfolio of Australian securities acquired on this date.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable


Item 5.  OTHER INFORMATION

         Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Reports

            The Company filed a Report on Form 8-K on July 24, 2001 with respect to the Company's new shareholders agreement with Videodome, its acquisition of the Australian securities portfolio and the resignation of a Director.

         (b)   Exhibits

               Exhibit 10.13 - New Agreement dated July 30, 2001 re: Consultancy arrangements with Robert Petty and option to acquire an equity interest in ROO Media Corporation, Inc, an affiliate of Mr. Petty.

                                                                   (FORM 10-QSB)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    I.T. TECHNOLOGY, INC.

Dated: August 13, 2001
                                        By: /s/ Levi Mochkin
                                            --------------------


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