Form 10QSB
period 2001-09-30
I T TECHNOLOGY INC
filed 2001-11-21
CIK 1100006

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

For the quarterly period ended    September 30, 2001 or
                                  ------------------

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 134,976,653 shares of common stock outstanding as of September 30, 2001.
         ---------------------------------------------------------------

                                     PART 1


                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Balance Sheets                                     Page   2-3


Consolidated Statements of Operations                           Page   4


Consolidated Statements of Cash Flows                           Pages  5


Condensed Notes to Consolidated Financial Statements            Pages 6-12

                     I. T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                        September 30, 2001   December 31, 2000
                                        ------------------   -----------------
                                            (Unaudited)
CURRENT ASSETS
Cash                                        $  265,469          $  150,384
Other Receivable                                13,280               1,894
Inventory                                       17,000              47,061
Prepaid Expenses                                12,748               8,332
Investment in Australian
     Marketable Securities                   1,535,686                --
                                            ----------          ----------
              TOTAL CURRENT ASSETS           1,844,183             207,671
                                            ----------          ----------
Property and Equipment - Net                   743,058             734,691
                                            ----------          ----------

OTHER ASSETS

Deposits                                           300               9,234
Capitalized Software Costs                      87,787             158,376
Investment in VideoDome                           --               250,000
Goodwill, Net of Accumulated
    Amortization of $522,628
    at December 31, 2001                          --             1,045,256
                                            ----------          ----------
            TOTAL OTHER ASSETS                  88,087           1,462,866
                                            ----------          ----------
            TOTAL ASSETS                    $2,675,328          $2,405,228
                                            ==========          ==========

                The accompanying condensed notes are an integral part of these consolidated financial statements.

                     I. T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)
                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             September 30, 2001   December 31, 2000
                                                             ------------------   -----------------
                                                                (Unaudited)
CURRENT LIABILITIES
Accounts Payable                                              $    27,721           $    27,095
Payable to IGPC                                                     9,464                18,098
Accrued Expenses                                                   55,210               101,630
Customer Advances                                                    --                  15,035
Note Payable                                                         --                 391,930
Payable to Affiliates                                             928,892               358,750
                                                              -----------           -----------
    TOTAL CURRENT LIABILITIES                                   1,021,287               912,539

LONG TERM DEBT                                                    337,062                  --

MINORITY INTEREST                                                    --                 132,456
                                                              -----------           -----------
TOTAL LIABILITIES                                               1,358,349             1,044,994
                                                              -----------           -----------

STOCKHOLDERS' EQUITY
Preferred Stock, Par Value $.001; Authorized
    25,000,000 Shares, No Shares Issued and
    Outstanding                                                          --                    --
Common Stock, Par Value $.0002; Authorized
    500,000,000 Shares, Issued and Outstanding
    134,976,653 and 119,783,356 Shares, Respectively               26,995                23,957
Additional Paid In Capital                                      6,165,678             5,129,386
Deferred Compensation                                                --                (400,000)
Accumulated Other Comprehensive Income                            913,887                  --
Deficit Accumulated During the Development Stage               (5,789,581)           (3,393,109)
                                                              -----------           -----------
         TOTAL STOCKHOLDERS' EQUITY                             1,316,979             1,360,234
                                                              -----------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 2,675,328           $ 2,405,229
                                                              ===========           ===========


                The accompanying condensed notes are an integral part of these consolidated financial statements.

                     I. T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
          AND THE CUMULATIVE PERIOD FROM INCEPTION (FEBRUARY 2, 1999)
                           THROUGH SEPTEMBER 30, 2001
                                   (Unaudited)

                                                                                                                   Cumulative From
                                                                                                                       Inception
                                                                                                                  (February 2, 1999)
                                   Three Months Ended  Three Months Ended  Nine Months Ended  Nine Months Ended        Through
                                   September 30, 2001  September 30, 2000  September 30, 2001 September 30, 2000  September 30, 2001
                                   ------------------  ------------------  ------------------ ------------------  ------------------

NET REVENUES                        $      16,165       $        --         $      49,742       $        --         $      85,587


COST OF GOODS SOLD                         17,190                --                25,337                --                40,434
                                    -------------       -------------       -------------       -------------       -------------
    GROSS PROFIT/(LOSS)                    (1,025)               --                24,405                --                45,153

General and administrative                343,849              73,834             978,046             313,975           3,756,756
Sales and Marketing                         6,815                --                66,750                --               441,919
Development                                26,053                --               158,004                --             1,048,000
                                    -------------       -------------       -------------       -------------       -------------
    LOSS FROM OPERATIONS                 (377,742)            (73,834)         (1,178,395)           (313,975)         (5,201,522)

OTHER INCOME / (EXPENSE)
Write-down of Investment in
    VideoDome                                --                  --                  --                  --              (250,000)
Impairment Loss on Goodwill            (1,360,923)               --            (1,360,923)               --            (1,360,923)
Foreign Currency Transaction
    Gain                                   21,620              27,090              50,514              62,654             119,707
Interest, Net                             (26,456)            (60,552)            (63,969)           (173,135)            (96,939)
Equity in Loss of
    Stampville.com, Inc.                     --              (290,493)               --              (803,271)           (185,955)
Other                                     (20,154)            (20,957)            (20,154)              8,979             (40,620)
                                    -------------       -------------       -------------       -------------       -------------
    LOSS BEFORE MINORITY INTEREST      (1,763,655)           (418,746)         (2,572,927)         (1,218,748)         (7,016,252)


MINORITY INTEREST
    IN STAMPVILLE.COM, INC
    AND  VIDEODOME                         44,000                --               176,456                --             1,226,671
                                    -------------       -------------       -------------       -------------       -------------
    NET LOSS                        $  (1,719,655)      $    (418,746)      $  (2,396,471)      $  (1,218,748)      $  (5,789,581)
                                    -------------       -------------       -------------       -------------       -------------
Basic and Diluted loss Per
Common Share                        $       (0.01)      $       (0.01)      $       (0.02)      $       (0.01)
                                    =============       =============       =============       =============
Weighted-average Shares
Outstanding                           124,912,418          82,500,000         125,807,954          82,500,000
                                    =============       =============       =============       =============

                The accompanying condensed notes are an integral part of these consolidated financial statements.

                     I. T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                  AND FOR THE CUMULATIVE PERIOD FROM INCEPTION
                  (FEBRUARY 2, 1999) THROUGH SEPTEMBER 30, 2001
                                   (Unaudited)


                                                                                                      CUMULATIVE FROM
                                                                                                        INCEPTION TO
                                                        SEPTEMBER 30, 2001   SEPTEMBER 30, 2000     SEPTEMBER. 30, 2001
                                                        ------------------   ------------------     -------------------
Increase (Decrease) in Cash:
        Cash Flows From Operating
             Activities:
Net Loss                                                   $(2,396,471)          $(1,218,748)          $(5,789,581)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
     Depreciation and Amortization                             389,069                25,631             1,162,602
     Write Down of Inventory                                    17,013                  --                  17,013
     Impairment Loss on Goodwill                             1,360,923                  --               1,360,923
     Write-down of Investment in
         VideoDome                                                --                    --                 250,000
     Equity in Losses of
         Stampville.Com, Inc.                                     --                 803,271               185,955
     Minority Interest in Consolidated
         Subsidiaries                                         (176,456)                 --               (1,226,671)
     Nonmonetary compensation                                   75,000                  --                 182,500
     Loss on Disposal of Fixed Assets                             --                    --                  14,310
     Loss on Sale of Australian
         Marketable Securities                                  21,215                  --                  21,215
     Amortization of Debt Discount                                --                 143,065                  --
     (Increase) in Accounts Receivable                            (874)                 --                  (1,398)
     Decrease  in Inventory /(Increase)                         13,048                  --                 (15,554)
     (Increase)/ Decrease in Prepaid
      and Other Assets                                          14,193               (13,390)             (144,103)
     (Decrease)/ Increase in Accounts
         Payable                                                (8,009)                 (538)                7,912
     (Decrease)/ Increase in Accrued
         Expenses                                              (53,631)               31,522                46,824
     (Decrease) in Customer Advances                           (15,035)                 --                    --
                                                           -----------           -----------           -----------
  NET CASH FLOWS USED IN OPERATING ACTIVITIES                 (760,015)             (229,187)           (3,928,053)
                                                           -----------           -----------           -----------
Cash Flows from Investing
   Activities:
     Investment in VideoDome                                  (222,993)             (300,000)             (722,993)
     Investment in Stampville.Com, Inc.                           --              (1,881,250)             (598,522)
     Purchase of Property and
        Equipment                                              (30,872)               (8,240)             (354,603)
     Proceeds from the Sale of
        Australian Marketable Securities                        38,568                  --                  38,568
                                                           -----------           -----------           -----------
  NET CASH FLOWS USED IN INVESTING ACTIVITIES                 (215,297)           (2,189,490)           (1,637,550)
                                                           -----------           -----------           -----------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
     Proceeds from Notes Payable                               453,817                  --               1,735,151
     Proceeds from Issuance of
         Common Stock                                          662,461                  --               4,176,970
     Increase in Deferred Offering
         Costs                                                    --                (580,099)                 --
                                                           -----------           -----------           -----------
  NET CASH FLOWS PROVIDED IN FINANCING ACTIVITIES            1,116,278               394,901             5,912,121
                                                           -----------           -----------           -----------
EFFECT OF FOREIGN CURRENCY
        TRANSLATION ON CASH                                    (25,881)               73,998               (81,049)
                                                           -----------           -----------           -----------
NET INCREASE/ (DECREASE) IN CASH                               115,085            (2,097,774)              265,469
CASH AT THE BEGINNING OF THE PERIOD                            150,384             2,179,998                  --
                                                           -----------           -----------           -----------
CASH AT THE END OF THE PERIOD                              $   265,469           $    82,224           $   265,469
                                                           ===========           ===========           ===========
  NON-CASH INVESTING AND FINANCING ACTIVITY:
      Purchase of Marketable Securities
      in Exchange for Common Stock                         $   701,900           $      --             $   701,900
                                                           ===========           ===========           ===========





                The accompanying condensed notes are an integral part of these consolidated financial statements.

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 and 2000

                                   (Unaudited)

NOTE A - COMPANY BACKGROUND AND BUSINESS PLAN

I.T. Technology, Inc. ("I.T. Technology") was incorporated on February 2, 1999 to engage in businesses related to the internet, e-commerce and technology ventures, directly and through the acquisition of equity ownership in internet related and other technology companies. I.T. Technology has two wholly-owned subsidiaries, I.T. Technology Pty. Ltd., which furthers its operations in Australia, and Bickhams Media, Inc., and owns 50.1 percent of Stampville.Com Inc. ("Stampville") and 50 percent of VideoDome.com Networks, Inc. ("VideoDome") (collectively referred to as the "Company").

I.T. Technology is a development stage enterprise and its activities through September 30, 2001 have been principally devoted to organizational activities, raising capital, acquiring equity interests in Stampville and VideoDome, an option to acquire 25% of ROO Media Corporation and other efforts. Management anticipates incurring substantial additional losses as it pursues its strategies. Additionally, I.T. Technology will require additional capital to fund further development and operations of VideoDome and Stampville. (See Note E and F).

On February 14, 2001, I.T. Technology's registration statement filed on Form SB-2 with the Securities and Exchange Commission (SEC) covering the offer and sale of up to 25 million of its shares of common stock at $0.10 per share in an Initial Public Offering ("IPO") was declared effective. The Company sold 5,074,000 shares for proceeds of $507,400 through this offering and is in the process of making arrangements with a market maker to file a 15c211 with the National Association of Securities Dealers ("NASD") for quotation of its securities on the NASD OTC Bulletin Board. On September 14, 2001, the Company sold an additional 3,100,000 shares for proceeds of $155,000 in a private placement.

The Company relies on loans from affiliates, at their discretion, the sale of marketable securities held by the Company and/or debt or equity financing to finance its operations.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    1.   Principles of Consolidation
         ---------------------------

The consolidated financial statements include the accounts of I.T. Technology, its wholly-owned subsidiaries and the accounts of Stampville and VideoDome, which became a 50% subsidiary as of July 2, 2001. Minority interest reflects the remaining 49.9 percent of Stampville and the remaining 50 percent of VideoDome. As of September 30, 2001, the losses allocated to the minority shareholders of Stampville and VideoDome exceeded the remaining minority interest and the excess for the quarter was allocated to the Company. All material intercompany accounts and transactions have been eliminated.


     2.  Goodwill
         --------

Goodwill is based on the differences in the underlying equity in the net assets and the purchase prices of Stampville and VideoDome and was amortized using the straight line method over 3 years. During the quarter ended September 30, 2001, the Company recorded an impairment loss of $1,360,923 attributable to the unamortized goodwill of Stampville and VideoDome as a result of the continuing negative cash flows of these operations.

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 and 2000

                                   (Unaudited)


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     3.  Investments in Australian Marketable Securities
         -----------------------------------------------

Available-for-sale securities are carried at fair value based on market prices quoted on the Australian Stock Exchange, with the unrealized gains reported as a separate component of shareholders' equity.

     4.  New Accounting Pronouncements
         -----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards No. 141 "Business Combinations" (FAS 141) and No. 142 "Goodwill and Other Intangible Assets" (FAS
142).

FAS 141 requires the use of the purchase method of accounting for all business combinations after June 30, 2001. FAS 142 no longer requires the amortization of goodwill and other intangible assets with indefinite lives. However, such assets are to be tested for impairment at least annually. FAS 142 is effective for the fiscal years beginning after December 15, 2001.

Effective January 1, 2002, goodwill amortization will cease, and an impairment review of the net impairment carrying value of unamortized goodwill will be required. The adoption of FAS 142 could have a material effect on the company, however management has not yet determined the amount of an impairment loss, if any, that might result from adoption of FAS 142.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                    September 30, 2001  December 31, 2000
                                    ------------------  -----------------
                                       (unaudited)

Land                                   $ 150,000           $ 150,000
Building                                 481,333             451,630
Office and computer equipment            248,013             221,040
Leasehold improvements                    16,110              16,610
                                       ---------           ---------

                                         895,456             839,281
Less accumulated depreciation           (152,398)           (104,589)
                                       ---------           ---------
                                       $ 743,058           $ 734,691
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

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 and 2000

                                   (Unaudited)


 2.   Common Stock
      ------------

In connection with the Registration on Form SB-2, the Company issued 5,074,000 shares for proceeds of $507,400 during the nine months ended September 30, 2001.

Pursuant to a private placement dated September 14, 2001, the Company issued 3,100,000 shares through September 30, 2001, for net proceeds of $155,000.


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

As partial consideration for entering into the amended stock purchase agreement, I.T. Technology agreed to issue 5,000,000 post-split shares of common stock to a principal of Stampville. The shares will be issued in the following installments: 1,000,000 shares upon the execution of the amendment or October 13, 2000; 1,000,000 shares upon the six month anniversary of the execution of the amendment or April 13, 2001; 1,500,000 shares on the twelve month anniversary of the execution of the amendment or October 13, 2001; and 1,500,000 shares on the twenty-four month anniversary of the execution of the amendment or October 13, 2002. These shares were valued at $0.04 per share or $200,000.

The total purchase price for the 50.1 percent interest in Stampville was $2,941,250, resulting in goodwill of $1,567,884. During the quarter ended September 30, 2001, the Company recorded an impairment loss of $783,943 attributable to the unamortized goodwill.

In addition, I.T. Technology has entered into a shareholders agreement with Stampville and its shareholders that, among other things, restricts the ability of the shareholders of Stampville to transfer their interests; provides that I.T. Technology shall be entitled to appoint to the Board of Directors of Stampville such additional nominees selected by I.T. Technology so that at all times half of the members of the Board of Directors of Stampville shall consist of individuals nominated by I.T. Technology and one-half of the members of the Board of Directors of Stampville shall consist of individuals nominated by the current shareholders of Stampville other than I.T. Technology. Stampville's continuance is dependent on its ability to obtain funds from I.T. Technology pursuant to the Stock Purchase Agreement and its continued agreement with the Inter-Governmental Philatelic Corporation. There can be no assurance that I.T. Technology or Stampville will obtain the financing to develop or to sustain the operations of Stampville.

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 and 2000

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

NOTE F - INVESTMENT IN VIDEODOME

On March 24, 2000, the Company entered into an option agreement to acquire up to a 50.1% equity interest in VideoDome. On April 10, 2000, the Company invested an initial $150,000 for a 5% equity interest in VideoDome. On July 28, 2000 the Company invested a further $150,000 for an additional 5% equity interest. An option to acquire a further 40.1% equity interest for approximately $5,000,000 upon completion of due diligence, receipt from VideoDome of audited financial statements, and the raising of sufficient funds to complete the potential investment in VideoDome expired on October 31, 2000. Management has written off a substantial portion of its initial investment to reflect uncertainty in the market, the broad decline in the market value of technology companies and the high degree of risk associated with development stage enterprises.

The Company and VideoDome subsequently entered into a newly amended and restated Stock Option Agreement, granting the Company the right to increase its then holding of 10% of VideoDome and initially acquire up to 25% of the outstanding capital stock of VideoDome at an exercise price of $1,000,000 payable in ten monthly installments, with subsequent options to move to 50.1% and potentially beyond. The Company had invested a total of $721,000 through to July 2, 2001, when it entered into a new Shareholders Agreement with VideoDome, replacing the previous agreement.

Under the new Shareholders Agreement, the Company invested an additional $150,000 in VideoDome for a total investment of $871,000 and converted its interest in VideoDome from shares of Series A Preferred Stock to a 50% equity interest in VideoDome's common stock. The acquisition resulted in the recognition of goodwill of $576,981, which was written off as an impairment loss during the quarter ended September 30, 2001.

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000

                                   (Unaudited)


NOTE G - NOTES PAYABLE

    Notes payable consists of:

    (i) In June 2001, the Company refinanced a note payable in connection with its purchase of the building housing its executive offices. A new 3 year financing facility was entered into, with a note payable of $683,000 Australian dollars which as of September 30, 2001 equaled to approximately $337,062 USD. Such indebtedness bears interest at the rate of 7.75% per annum and is repayable in July 2004. The loan requires monthly payments of interest and is guaranteed by a shareholder of I.T. Technology. In the event the exchange rate of Australian dollars to U.S. dollars increases, the amount of U.S. dollars required to settle this obligation, as well as any other obligations the Company has in Australia to be paid in Australian dollars, will increase.

    (ii) Note payable to Ledger Technologies Pty. Ltd., a related party. As at September 30, 2001, Ledger Technologies Pty. Ltd. has advanced I.T. Technology $549,490, including accrued interest, to fund its working capital needs. The loan bears interest at the rate of ten percent (10%) per annum and is payable in equivalent Australian dollars.

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

    (v) On January 4, 2001 VideoDome entered into a loan agreement with Sunswipe Australasia Pty. Ltd., a related party, for $100,000. The loan bears interest at 10 percent and is payable upon a loan advance to VideoDome by I.T. Technology.


    Notes payable, including accrued interest, consists of the following:

                                                  September 30,   December 31,
                                                      2001            2000
                                                      ----           -----
                                                  (unaudited)

Property loan                                     $  337,062      $  391,930
Loan from Ledger Technologies Pty. Ltd.              549,491         206,250
Loan from Instanz Nominees Pty. Ltd.                 164,326         152,500
Loans from Sunswipe Australasia Pty. Ltd.            215,075            --
                                                  ----------      ----------
                                                  $1,265,954      $  750,680
                                                  ==========      ==========

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 and 2000

                                   (Unaudited)


NOTE H -  STOCK OPTIONS

In July, 2001, Robert Petty temporarily relocated from New York back to Australia. The Company's previous consulting arrangements with Mr. Petty were terminated and the Company reached a new agreement with Mr. Petty, which included Mr. Petty's continued service to the Company's designated entities as required; and which granted the Company an option to acquire a 25% equity interest in Mr. Petty's ROO Media Corporation, Inc, ("ROO") a Delaware Corporation providing syndication of digital media content and a provider of digital media solutions. ROO has also entered into a re-seller agreement with VideoDome, of which Mr. Petty is also a related party. Under the terms of the new agreement, Mr. Petty's previous option agreement to acquire shares in the Company was canceled and new options to acquire up to 1,250,000 shares at $0.10 per share were granted to Mr. Petty and certain of his affiliates.

NOTE J - RECENT EVENTS

On November 8, 2001 the Board of Directors agreed in principle to pursue the negotiation and execution of definitive agreements, along the lines of certain signed agreements it has received (Letters of Intent) for the acquisition of substantially all of the assets of three companies whose businesses are engaged in the digital media sector (the "Companies"). The agreements in principle with the Companies provide for the issuance of an aggregate of 50,000,000 shares of the Registrant's common stock in private placements to the Companies or their affiliates.

The agreements in principle are with the following Companies:

     o VideoDome.com Networks, Inc, a 50% owned subsidiary of the Company ("VideoDome");
     o ROO Media Corporation, Inc. ("ROO") a company owned and controlled by Robert Petty, Vice President of Business Development of the Company and the Acting Chief Executive Officer of Stampville; and
     o    Streamcom Pty Ltd ("Streamcom") based in Melbourne, Australia.

Upon successful consummation of these transactions, the Company 's primary focus will be in the digital media arena.

The consummation of the transactions contemplated by these agreements in principle are subject to the negotiation and execution of definitive asset purchase agreements with each of the Companies. There can be no assurance that definitive agreements will be entered into with any of the Companies or that any of these transactions will in fact be consummated. Upon consummation of these proposed transactions, the Company will have a broadly based platform from which to operate an integrated digital media company.

On the same date, the Company's Board of Directors elected two new members, Robert Petty and Michael Neistat. Mr. Petty is currently the President of ROO, Vice President of Business Development with the Company and Acting Chief Executive Officer of Stampville. Mr. Neistat has 20 years experience in information technology and related industries. He founded Skai Computer Systems Pty. Ltd. in 1983 and in 1999, sold Skai to Voicenet (Aust) Ltd, a company listed on the Australian Stock Exchange. Mr Neistat fulfilled a number of roles during his two years with Voicenet including, Chief General Manager, Business development and Investor Relations Manager as well as Chief Operating Officer for the group. Prior to founding Skai he spent six years with a global oil company as a Systems Analyst designing and implementing a new national wide-area-network involving mainframe, mini and pc integration.

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 and 2000

                                   (Unaudited)


NOTE J - RECENT EVENTS - Continued


In addition, the Board named Mr. Petty as the Registrant's President and Chief Executive Officer. Jonathan Herzog , formerly Chief Executive Officer, was elected Executive Vice President and Henry Herzog , formerly the Registrant's President will continue as a director.

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


                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND PLAN OF OPERATIONS

      The Company was formed in February 1999 and is engaged in Internet, media and other technology businesses. The Company expects to add value to operating companies by providing active and ongoing management infrastructure, support, funding, and expertise. The Company's goal is to identify projects or entities that have high growth potential and can benefit from the commercial and financial expertise of its personnel. The Company's practice is to emphasize relationships in which its resources can enhance the creative and technological skills of its partners.

      The Company does not have any meaningful revenues, and will not generate any meaningful revenues until it can successfully develop its operations. In February, 2001 the Company's registration statement filed on Form SB-2 covering the offer and sale of up to 25 million of its shares of common stock at $0.10 per share (the "Offering") was declared effective by the SEC. Pursuant to this registration statement, the Company raised $507,460 from the sale of shares through the Offering and is in the process of making arrangements with a market maker to file a 15c211 with the National Association of Securities Dealers ("NASD") for quotation of its securities on the over the counter Bulletin Board. During the next twelve months, the Company plans to satisfy its cash requirements through loans from affiliates, at their discretion, through the sale of other listed securities held by the Company as described below and/or through other debt or equity financing. The Company does not expect any additional research and development of any products, nor does the Company expect to incur any significant research and development costs. The Company does not expect the purchase or sale of plant or any significant equipment, and the only current material commitments the Company has at this time is to lend additional capital to Stampville and possibly VideoDome.

      The Company has satisfied its working capital requirements from the proceeds of the Offering, a subsequent private placement and through loans from affiliates, and a portion thereof has also been loaned to Stampville and VideoDome. Subject to the availability of financing, Stampville's business plan contemplates the continuance of development of a portal community web site for the collectable postage stamp community that will service a wide range of areas surrounding the stamp market and possibly other areas of interest, which may include other memorabilia.

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

      In July, 2001, the Company terminated its previous consulting arrangements with Mr. Petty and reached a new agreement with Mr. Petty, which included Mr.Petty's continued service to the Company's designated entities as required; and which granted the Company an option to acquire a 25% equity interest in Mr. Petty's ROO Media Corporation, Inc, ("ROO") a Delaware Corporation providing syndication of digital media content and a provider of digital media solutions. ROO has also entered into a re-seller agreement with VideoDome, of which Mr. Petty is also a related party. The Company also reached a new agreement with VideoDome granting it a 50% equity interest in VideoDome. The Company is continuing to investigate possibilities of seeking other opportunities to further develop its interests in the digital media industry.

      The Company has generated losses from its inception and anticipates that it will continue to incur significant losses until it can generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with establishing, attracting and retaining a significant business base. From inception through September 30, 2001, the Company's cumulative net losses were $5,789,581, which includes the Company taking account of losses incurred by consolidation of its 50% equity interest in VideoDome. There can be no assurance that the Company will be able to generate meaningful revenues or achieve profitable operations.

Results of Operations

Three and Nine Months ended September 30, 2001 versus Three and Nine Months ended September 30, 2000

      During the three months ending September 30, 2001 the Company's activities consisted of raising capital, increasing its interest in VideoDome, the launching of an improved Stampville Web site, investigating future marketing possibilities for Stampville and obtaining an option to acquire 25% of ROO. During the corresponding period in the year 2000, the Company's activities were mainly related to activities in connection with its original public offering, further investment in Stampville and VideoDome and the expansion of Stampville's developmental activities, including the launch of additional new micro-sites and the development of a database of stamp information involving scanning and data entry of stamps.

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

        On June 25, 2001, the Company received marketable securities traded on the Australian Stock Exchange from an affiliate ("the portfolio"), in exchange for 7,018,697 shares of restricted common stock valued at a price of $.10 per share. The market value of the securities was $701,900. The Company has liquidated a part of the portfolio and anticipates continuing to liquidate the portfolio from time to time where deemed advantageous. None of the shares acquired in the transaction resulted in the Company controlling any entity.

      In July, 2001, the Company entered into a new Shareholders Agreement with VideoDome granting it a 50% equity interest in VideoDome. Under the new Shareholders Agreement, the Company invested an additional $150,000, bringing its total investment in VideoDome to $871,000 and pursuant to the new Shareholders Agreement, the Company converted its interest in VideoDome from shares of Series A Preferred Stock to a 50% equity interest in VideoDome's common stock.

      In August, 2001 Levi Mochkin resigned as Chairman, Chief Executive Officer and a director of the Company. The Company's Chief Financial Officer, Jonathan Herzog was appointed to fill the vacancy and Mr. Jim Tan was elected to join the Board of Directors as the Company's new Chief Financial Officer.

      In September, 2001, the Company sold 3,100,000 shares in a private placement at a price of $0.05 per share for net proceeds of $155,000.

      The net loss for the three months ended September 30, 2001 was $1,719,655 compared with a net loss of $418,746 for the three months ended September 30, 2000. Management attributes a significant part of this increase to the additional losses incurred in connection with accounting for the Company's increased equity interest in VideoDome and with the recording of an impairment loss of $1,360,923 attributable to the unamortized goodwill of Stampville and VideoDome. The net loss for the nine months ended September 30, 2001 was $2,396,471, compared with a net loss of $1,218,748 for the nine months ended September 30, 2000. Management also attributes a significant part of this increase to the additional losses incurred in connection with accounting for the Company's increased equity interest in VideoDome and the recording of the impairment loss.

      The Company overall generated $16,165 in revenues in the three months ended September 30, 2001 and $49,742 in the nine months then ended. A comparison with the corresponding periods of the previous year is not meaningful as revenue from operations was not material during the earlier development stages. Management attributes this change to the commencement of limited sales operations and the incorporation of VideoDome into the Company's accounts.

Liquidity and Capital Resources

        The Company's primary capital requirements have been to fund its investments in Stampville and VideoDome and its preparations to raise funds in the financial markets. Additional capital will be needed to maintain the operations of Stampville and VideoDome and to pursue other business opportunities, as well as to fund working capital requirements, including legal and professional expenses.

       In June 2001, the Company refinanced the note payable in connection with its purchase of the building housing its executive offices. A new 3 year financing facility was entered into, with a note payable of $683,000 Australian dollars which as of September 30, 2001 equaled to approximately $337,000 USD. Such indebtedness bears interest at the rate of 7.75% per annum and is repayable in July 2004. In the event the exchange rate of Australian dollars to U.S. dollars increases, the amount of U.S. dollars required to settle this obligation, as well as any other obligations the Company has in Australia to be paid in Australian dollars, will increase.

     To date, capital requirements have been financed through the issuance of equity securities, long-term debt and loans from affiliates. As of September 30, 2001, the Company had cash at bank of $265,469. As at September 30, 2001, the Company had $928,892 in loans and accrued interest payable to affiliates. Upon mutual agreement of the parties, these loans to affiliates shall be repaid only after the Company has received additional financing and at that time upon the mutual agreement of the Company's Board of Directors and these affiliates.

      Net cash used in investing activities was $215,297 for the nine months ended September 30, 2001, as compared to the utilization of $2,189,490 of cash for the same period last year. The main reason for the change was the Company's completion of its initial funding of the Stampville agreement in 2000.

      The capital requirements relating to implementation of the Company's business plan will be significant. During the next twelve months, the Company intends to advance additional funds to Stampville and possibly VideoDome, as well as meet working capital needs. Other than as described above, at present there are no material commitments for capital expenditures.

      The Company has been dependent on the proceeds of its Offering, a private placement and other financing in order to implement its operations. Depending on how long it takes for the Company to source additional capital, it may borrow additional funds for working capital requirements through loan transactions with parties related or affiliated with it. The Company also anticipates selling its shares in the portfolio from time to time. The Company has not confirmed any further arrangements for ongoing funding. It may raise funds from additional debt or equity offerings and/or significantly increase its revenues from operations in order to meet its cashflow requirements during the forthcoming year. There can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all.

Inflation

      The Company has not been materially affected by inflation in the United States. While it is not anticipated inflation will affect the Company's operations, increases in labor and supplies could impact its ability to compete.

Recent Events

      On November 8, 2001 the Board of Directors agreed in principle to pursue the negotiation and execution of definitive agreements, along the lines of certain signed agreements it has received (Letters of Intent) for the acquisition of substantially all of the assets of three companies whose businesses are engaged in the digital media sector (the "Companies"). The agreements in principle with the Companies provide for the issuance of an aggregate of 50,000,000 shares of the Registrant's common stock in private placements to the Companies or their affiliates.

      The agreements in principle are with the following Companies:

      o VideoDome.com Networks, Inc, a 50% owned subsidiary of the Company ("VideoDome");

      o ROO Media Corporation, Inc. ("ROO") a company owned and controlled by Robert Petty, Vice President of Business Development of the Company and the Acting Chief Executive Officer of Stampville.Com Inc.; and

      o     Streamcom Pty Ltd ("Streamcom") based in Melbourne, Australia.

      Upon successful consummation of these transactions, the Company 's primary focus will be in the digital media arena.

      The consummation of the transactions contemplated by these agreements in principle are subject to the negotiation and execution of definitive asset purchase agreements with each of the Companies. There can be no assurance that definitive agreements will be entered into with any of the Companies or that any of these transactions will in fact be consummated. Upon consummation of these proposed transactions, the Company will have a broadly based platform from which to operate an integrated digital media company.

      On the same date, the Company's Board of Directors elected two new members, Robert Petty and Michael Neistat. Mr. Petty is currently the President of ROO, Vice President of Business Development with the Company and Acting Chief Executive Officer of Stampville. Mr. Neistat has 20 years experience in information technology and related industries. He founded Skai Computer Systems Pty. Ltd. in 1983 and in 1999, sold Skai to Voicenet (Aust) Ltd, a company listed on the Australian Stock Exchange. Mr Neistat fulfilled a number of roles during his two years with Voicenet including, Chief General Manager, Business development and Investor Relations Manager as well as Chief Operating Officer for the group. Prior to founding Skai he spent six years with a global oil company as a Systems Analyst designing and implementing a new national wide-area-network involving mainframe, mini and pc integration.

      In addition, the Board named Mr. Petty as the Registrant's President and Chief Executive Officer. Jonathan Herzog , formerly Chief Executive Officer, was elected Executive Vice President and Henry Herzog , formerly the Registrant's President will continue as a director.

                                     PART II

Item 1. LEGAL PROCEEDINGS

      The Company's affiliate, VidoeDome.Com Networks, Inc.("VideoDome") and certain of VideoDome's officers were named in a complaint styled Bob Helfant v VideoDome.Com Networks, Inc., a California corporation, Daniel Aharanoff, an individual, Vardit Cohen , an individual, et. al. filed in Superior Court for the State of California, County of Los Angeles on August 13, 2001 for breach of contract, promissory fraud, fraud and other causes of action arising out of an alleged employment agreement between plaintiff and VideoDome. In the complaint plaintiff alleges that VideoDome failed to honor the terms of an employment agreement which it had entered into with plaintiff and caused the plaintiff actual damages for breach of contract of $115,000 and additional damages arising out of VideoDome's breach of covenant of good faith and fair dealing, promissory fraud and actual fraud for emotional distress, loss of wages and other damages in an undetermined amount. VideoDome has responded to this complaint and will be filing an amended answer to the complaint shortly. VideoDome believes the complaint to be without merit and is vigorously contesting the matter.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On September 14, 2001, the Company completed a private placement, pursuant to which it issued 3,100,000 shares of restricted common stock.

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

            The Company filed a Report on Form 8-K on August 29, 2001 with respect to the resignation of Levi Mochkin as the Chairman, Chief Executive Officer and a director of the Company. The Company's Chief Financial Officer, Jonathan Herzog was appointed to fill the vacancy and Mr. Jim Tan was elected to join the Board of Directors as the Company's new Chief Financial Officer.

            The Company filed a Report on Form 8-K on September 20, 2001 with respect to the resignation of a Director.

            The Company filed a Report on Form 8-K on November 8, 2001 with respect to the intended acquisition of substantially all of the assets of three companies whose businesses are engaged in the digital media sector.

      (b)   Exhibits

            Exhibit 3.5 - Amendment to Corporation's Bylaws dated November 8,
                          2001.

            Exhibit 10.14 - Option Agreement dated July 30, 2001 with Robert
                            Petty.

            Exhibit 10.15 - Option Agreement dated July 30, 2001 with Roo Media
                            Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    I.T. TECHNOLOGY, INC.

Dated: November 19, 2001
                                   By: /s/ Robert Petty
                                       --------------------
                                       Robert Petty
                                       Chairman of the Board and
                                       Chief Executive Officer
                                       (Principal Executive Officer)



                                   By: /s/ Yam-Hin(Jim)Tan
                                       --------------------
                                       Jim Tan
                                       Director and
                                       Chief Financial Officer
                                       (Principal Financial Officer)