Form 10KSB
period 2001-12-31
I T TECHNOLOGY INC
filed 2002-04-10
CIK 1100006

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

       For the fiscal year ended December 31, 2001 or ____________________

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


               34-36 Punt Road, Windsor, Victoria, 3181, Australia
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code: 011 (613) 9533 7800

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

      Title of each class     Name of each exchange on which registered
      -------------------     -----------------------------------------
             N/A                                 N/A


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

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant's common stock, ("Common Stock") held by non-affiliates of the Company is not applicable. The Company's shares are not publicly traded at this time.

There were 133,476,653 outstanding shares of Common Stock as of December 31, 2001.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

         I.T. Technology, Inc. (the "Company") is a Delaware corporation formed on February 2, 1999 and is engaged in businesses involved in e-commerce, technology and digital media. The Company actively seeks investments in and acquisitions of entities with unique opportunities. Reference herein to "the Company" includes collectively I.T. Technology, Inc. and its subsidiaries unless the content indicates otherwise. As of December 31, 2001, the Company has a 50.1% interest in Stampville.com, Inc. ("Stampville") and through its wholly-owned subsidiary, Bickhams Media, Inc., has a 50% equity interest in VideoDome.Com Networks, Inc. ("VideoDome"). Stampville, incorporated in 1999, continues to develop its web-site at www.stampville.com, and specializes in the wholesale and Internet sale of philatelic memorabilia, including stamps and other collectibles, though, with the exception of some limited marketing efforts there has been very limited promotion to date. VideoDome provides a range of Digital Media services, including but not limited to: hosting and delivery, media management services, registration and delivery of video stream via the Internet. VideoDome's Internet web site is located at www.videodome.com and www.videodome.tv.

         Through its executive officers and directors, the Company also seeks to identify projects or companies which have high growth potential and which can benefit from the commercial and financial expertise of its personnel. The Company emphasizes relationships in which its resources can enhance the creative and technological skills of its partners, and is open to a variety of potential relationships, including joint ventures and strategic alliances.

         The Company has two wholly owned subsidiaries, Bickhams Media, Inc., incorporated in Delaware, which holds its interest in VideoDome and is pursuing other interests in digital media and related industries, and I.T. Technology Pty Ltd, which is incorporated in Australia and furthers the Company's operations in Australia.

         The Company's Form SB-2 Registration Statement was declared effective by the Securities and Exchange Commission (the "SEC") on February 14, 2001. The Company raised $507,460 through the sale of 5,074,600 shares of its common stock at $.10 per share pursuant to the Registration Statement (the "Offering"). Subsequently on September 14, 2001 the Company raised an additional $155,000 in a private placement of 3,100,000 shares of its restricted common stock at $.05 per share.

         On November 8, 2001 the Company announced that it had agreed in principle to pursue the negotiation and execution of definitive agreements along the lines of certain signed agreements (letters of intent) it had received for the acquisition of substantially all of the assets of three companies whose businesses are engaged in the digital media sector. The three companies included: VideoDome, already a 50% owned subsidiary of the Company; ROO Media Corporation, Inc. ("ROO") a company owned and controlled by Robert Petty, the Company's then Vice President of Business Development and the Acting Chief Executive Officer of Stampville; and Streamcom Pty Ltd ("Streamcom") based in Melbourne, Australia. It is intended that upon the successful consummation of these transactions, the Company's primary focus will be in the digital media arena. As at December 31, 2001, the Company had not yet completed these transactions; however, on January 14, 2002 the Company did consummate the acquisition of Streamcom. Mr. Petty was named the Company's Chief Executive Officer in November, 2001.

         The executive offices of the Company are located at 34-36 Punt Road, Windsor Victoria, 3181, Australia and the telephone number is +613 9533 7800 (facsimile +613 9533 7900). Stampville's main executive offices and the Registrant's New York offices are located at 456 Fifth Avenue, Brooklyn , NY 11215. The telephone number is (718) 369-8881. The Company's web site is located at www.ittechinc.com.

                                  RISK FACTORS

THE COMPANY HAS A LIMITED OPERATING HISTORY AND THEREFORE CANNOT ENSURE THE SUCCESSFUL OPERATION OF ITS BUSINESSES OR THE EXECUTION OF ITS BUSINESS PLANS.

         The Company was formed in 1999 and has a limited operating history. In addition, Stampville, VideoDome and recently acquired Streamcom (collectively, the "Operations") are also recently formed and/or have limited operating histories. The Company does not know if it will be able to successfully operate its business, or that any of its Operations will be able to execute their business plans.

THE COMPANY HAS VERY LIMITED AVAILABLE WORKING CAPITAL. BECAUSE THE OPERATIONS DO NOT GENERATE SUFFICIENT REVENUES, THE COMPANY IS DEPENDENT ON ADDITIONAL FINANCINGS FOR WORKING CAPITAL TO FUND ITS OPERATIONS. THERE IS NO GUARANTEE THAT FUTURE FINANCING WILL BE AVAILABLE TO THE COMPANY; ACCORDINGLY, IT CANNOT ENSURE THAT IT WILL BE ABLE TO OBTAIN THE CAPITAL NECESSARY TO IMPLEMENT ITS PLAN OF OPERATIONS OR TO CONTINUE ITS OPERATIONS.

         The Company's Operations currently do not generate sufficient revenues to cover the Company's operating expenses. In addition, the Company has limited financial resources and is dependent on the sale of marketable securities held by the Company, debt or equity financing and loans from affiliates, at their discretion to finance the ongoing working capital requirements of the Operations. In the near term, if the Company does not raise sufficient funds and in the absence of alternative funding, the Company may need to further limit or cease its Operations. In addition, the Company will still require additional financing to further fund potential ongoing operating expenses such as the enhancement of its services and products, the development of strategic marketing alliances and/or the acquisition of complementary businesses, technologies, content or products. Except for the potential sale of additional marketable securities held by it, and other efforts to consummate an injection of working capital through potential private placements, the Company has not determined what, if any, means may be available to it to raise additional capital.

         As a result of the broad decline in the market value of publicly traded companies involved in e-commerce, Internet companies and media companies, since March of 2000, obtaining financing for Internet, digital media and e-commerce ventures has become increasingly difficult and a number of larger better funded Internet, digital media and e-commerce ventures have liquidated or declared bankruptcy. In view of the foregoing, the Company cannot guarantee that it will be able to obtain any additional financing or that such additional financing, if available, will be on terms and conditions acceptable to it.

         Furthermore, the consummation of some of the transactions contemplated above, to acquire substantially all of the assets of various companies whose businesses are engaged in the digital media sector is still subject to the negotiation and execution of definitive asset purchase agreements with each of VideoDome and ROO, as well the execution of employment agreements with Messrs Petty and Aharonoff. There can be no assurance that definitive agreements will be entered into with either or both of VideoDome or ROO or that these transactions will in fact be consummated.

THE COMPANY'S COMMON STOCK IS NOT LISTED FOR TRADING ON ANY MARKET AND THE COMPANY CANNOT GUARANTEE WHEN, IF EVER THE COMMON STOCK WILL BE LISTED FOR TRADING ON A PUBLIC MARKET OR IF THE COMMON STOCK IS SO LISTED, WHETHER A MARKET WILL IN FACT DEVELOP. ACCORDINGLY, INVESTORS MAY NOT BE ABLE TO RESELL THEIR SHARES IN THE FUTURE.

         There is no established market for the Company's common stock and a market may never develop. If no market is developed, investors will find it difficult or impossible to sell their shares.

         The Company has since May, 2001 sought to have its Common Stock approved by the NASD for quotation on the NASD OTC Bulletin Board. In connection therewith, the NASD has indicated concerns with respect to the involvement of a former director, officer and principal shareholder of the Company. As a result of the foregoing and the delays in the process a number of proposed market makers have withdrawn their applications on behalf of the Company. Recently Kensington Capital Corp filed a new application on behalf of the Company which the Company believes fully addresses the NASD's concerns. However, there can be no assurances that the NASD will not have further inquiries or that it will approve the market maker's submission even if it has no further inquiries. Accordingly, the Company cannot state with certainty when, if ever, the Company's Common Stock will be cleared for trading on the NASD OTC Bulletin Board.

MANAGEMENT AND ITS AFFILIATES OWN A MAJORITY OF THE COMPANY'S OUTSTANDING VOTING SHARES AND THE COMPANY RELIES ON MANAGEMENT FOR ALL BUSINESS DECISIONS, AND CONSEQUENTLY OTHER SHAREHOLDERS IN THE COMPANY MAY NOT HAVE A MEANINGFUL SAY IN MANAGEMENT OF THE COMPANY'S BUSINESS.

         The Company's management and affiliates of management beneficially own in excess of 70% of the Company's common stock. The Company has recently entered into a voting agreement with Levi Mochkin pursuant to which the shares of common stock beneficially owned by him or his affiliates, of approximately 49% of the outstanding shares of common stock, will be voted in accordance with the remaining shareholders. Notwithstanding the foregoing, the officers and directors of the Company and their affiliates still control a significant amount of the remaining outstanding shares and may therefore still have sufficient voting power to control the election of directors and to approve other matters requiring approval by the shareholders of the Company in the foreseeable future. In addition, the Company relies on management to make all of the Company's business decisions. Consequently, other owners of the Company's common stock may not have the ability to influence management of the Company's business.

         Furthermore we cannot guarantee that our board of directors and officers will be able to operate or manage our business successfully or that we will be able to achieve profitable operations. We would be seriously affected if Jim Tan, Robert Petty, Jonathan Herzog, Michael Neistat or other key personnel become unable to perform for any reason. We do not have key man or other insurance to protect against the death or disability of our key executives.

IF AS AND WHEN THERE IS A PUBLIC MARKET FOR THE COMPANY'S SHARES, THE OUTSTANDING SHARES OF COMMON STOCK HELD BY AFFILIATES WHICH MAY BECOME ELIGIBLE FOR SALE, SUBJECT TO VOLUME LIMITATIONS, COULD ADVERSELY AFFECT THE PRICE OF THE COMMON STOCK.

         As of March 8, 2001, 143,476,653 shares of the Company's common stock were deemed to be outstanding. Approximately, 66% of such shares are owned by affiliates of the Company and may be sold into the public market without registration under the Securities Act in compliance with the volume limitations, holding period and other applicable restrictions of Rule 144 under the Securities Act. Currently, approximately 56% of the Company's outstanding shares are subject to a two year Lock-Up Agreement with Kensington Capital Corp pursuant to which the affiliates have agreed not to offer or sell any shares of the Company's common stock without first obtaining the written consent of Kensington Capital. Upon expiration or earlier termination of this lock-up period, the shares owned by these persons may be sold into the public market without registration under the Securities Act in compliance with the volume limitations and other applicable restrictions of Rule 144 under the Securities Act. In addition Instanz Nominees Pty Ltd ("Instanz") may sell the 18,500,000 shares owned by it into the public market without registration under the Securities Act in compliance applicable restrictions of Rule 144 under the Securities Act. Instanz also has the right to demand that the Company file a registration statement covering the reoffer and resale by it of 18,500,000 shares owned by it until such time as Instanz has received $2.5 million. Instanz's registration rights will lapse upon the sale of shares that results in Instanz receiving $2,500,000 in net proceeds, or upon the termination of Instanz's registration rights which end no later than three years after the effective date of the Company's SB-2 registration statement.

         Given the limited or currently non-existent market for the Company's common stock, the market price of the Company's common stock could drop due to the sales of any significant amount of shares of its common stock or the perception that such sales could occur. Furthermore, even if and when the Company's Common Stock is cleared for trading on the NASD OTC Bulletin Board, in light of the fact that the Company only sold 5,074,600 shares of its common stock pursuant to the Offering, the public float both as a percentage of the outstanding shares and in actual amount in the market will be small, which may affect liquidity in the common stock for the foreseeable future. These factors could also make it more difficult to raise funds through future offerings of the Company's common stock.

THE COMPANY'S BUSINESS MAY BE HARMED BECAUSE IT HAS NOT COMPLETED THE FILING OF SIGNIFICANT TRADEMARK AND PATENT APPLICATIONS AND THE COMPANY ONLY HAS A LIMITED NUMBER, IF ANY REGISTERED COPYRIGHTS.

         All of the software of the Operations was acquired from third parties. None of the Operations have registered copyrights on any software. The Company relies upon confidentiality agreements signed by its employees. Stampville has trademarked with the United States Patent & Trademark Office registration of "Stampville.Com" and three designs, combined with words, letters and/or numbers as trade and service marks. Except as discussed above, the Operations have not taken any steps to protect the technology or other intellectual property it uses and is developing, and does not know if such technology or intellectual property can, in fact, be protected from use by others. It is possible that competitors may use its technology to compete with it, or develop other types of technology which allow them to compete effectively with it.

         Subject to the availability of financing, the Company and its affiliates including VideoDome intend to file several patent claims addressing, among other things, scalable video conversion processes, dynamic directories, cataloging and administration. There is no guarantee that it will successfully complete these respective trademark and patent applications. In the event it fails to complete theses trademark or patent applications, the Company and its affiliates may suffer the risk of having competing companies making use of their respective marks and technology. In such a case, the Company and its affiliates would lose the exclusive use of their respective marks and technology, thereby losing a significant portion of their respective business ground.

                                   The Company

         I.T. Technology, Inc. (the "Company") is a Delaware corporation formed on February 2, 1999. The Company is engaged in businesses involved in e-commerce, technology and digital media. The Company also seeks investments in and acquisitions of entities with unique opportunities. The Company's wholly-owned subsidiary, I.T. Technology Pty. Ltd., furthers the Company's operations in Australia. Through the Company's executive officers and directors, the Company seeks to identify companies which have high growth potential and which can benefit from the commercial and financial expertise of its personnel. The Company emphasizes relationships in which its resources can enhance the creative and technological skills of its partners, and the Company is open to a variety of potential relationships, including joint ventures and strategic alliances.

         Pursuant to an agreement entered into in June 1999 and amended in December 1999, and October 13, 2000, the Company has acquired 50.1% of the equity of Stampville.Com Inc. (the "Stock Purchase Agreement"), a corporation specializing in the business of selling collectible stamps and other memorabilia through the Internet on a retail basis to the general public and collectors. the Company has invested $2,741,250 in Stampville and pursuant to the Stock Purchase Agreement, the Company has also agreed to issue to Jonathan Malamud or his nominee, 5,000,000 shares of the Company's common stock over a two year period.

         Pursuant to an agreement dated as of July 2, 2001, which superceded a previous agreement reached on March 24, 2000 and amended as of October 31, 2000, the Company, through its wholly-owned subsidiary, Bickhams Media, Inc., has acquired 50% of the equity of VideoDome.Com Networks, Inc. The Company has invested $871,000 in VideoDome.

         On November 8, 2001 the Company announced that it had agreed in principle to pursue the negotiation and execution of definitive agreements along the lines of certain signed agreements (letters of intent) it had received for the acquisition of substantially all of the assets of three companies whose businesses are engaged in the digital media sector. The three companies included: VideoDome, already a 50% owned subsidiary of the Company; ROO Media Corporation, Inc. ("ROO") a company owned and controlled by Robert Petty, the Company's then Vice President of Business Development and the Acting Chief Executive Officer of Stampville; and Streamcom Pty Ltd ("Streamcom") based in Melbourne, Australia. It is intended that upon the successful consummation of these transactions, the Company's primary focus will be in the digital media arena. The agreements in principle with the Companies provide for the issuance of an aggregate of 50,000,000 shares of the Company's common stock in private placements to the principals of these Companies or their affiliates. As at December 31, 2001, the Company had not yet completed these transactions; however, on January 14, 2002 the Company did consummate the acquisition of Streamcom for 10,000,000 shares.

INDUSTRY BACKGROUND

The Internet

         The Internet is a global web of over 50,000 computer networks, the first of which were developed over 25 years ago. The Internet has become an important medium for communicating, finding information and purchasing products and services. We believe that the number of Web users in the United States will increase as a result of a number of factors including:

         o The large installed base of personal computers in the workplace and home;

         o Advances in the performance and reductions in the cost of personal computers and modems;

         o        Improvements in the ease of use and security of the Internet;

         o The availability of a broader range of online products, information and services; and

         o Growing awareness among consumers and businesses of the benefits of online shopping.

         The Internet has unique and powerful characteristics that differentiate it from traditional distribution channels and may facilitate its use as a purchasing medium. Consumers using the Internet to purchase goods are able to obtain more information concerning their purchases than when they shop at a traditional retail store. The ability to obtain relevant, up-to-date information should make the consumer better prepared to make a purchase. Additionally, accessing the Internet from a computer in the home or office allows a consumer to easily scroll through and search articles, pages of product data and related topics. This allows consumers to research and then purchase products at their convenience.

                                BUSINESS STRATEGY

The Company - Operational Strategy

Stampville -- Operational Strategy

         Stampville is developing a "portal community" web site for the collectible postage stamps community and for hosting philatelic services to dealers, collectors, and hobbyists. Stampville believes that doing so would fill a gap in the stamp-collecting marketplace by establishing an online stamp network for stamp collectors. The web site merges the traditional hobby of stamp collecting with the technological advantages of the Internet.

         Following the general formats of a number of commercial web sites, Stampville anticipates that its web site can produce increased revenues through sales, advertising, and services to the philatelic community. Strategic alliances with established philatelic businesses will provide merchandise, content and subject matter support. Traffic to the web site is generated both through on-line and traditional advertising, though only very limited marketing has been done to date.

         The Company believes the Internet is an ideal medium for selling thematic and non-thematic collectibles. The natural and worldwide appeal of stamp collecting and stamp art is particularly conducive to electronic commerce. By offering high resolution graphic images of products with completely searchable databases, Stampville hopes to become a preeminent portal web site.

         Branching off the main Stampville website, there are over twenty independent "satellite" sites, which have been developed as part of Stampville's Micro-Site program, where mini web sites dedicated to a specific theme or topic are established. Stampville has completed the initial stages of scanning a large amount of stamps into digital format in preparation for uploading together with their historical information into the Stampville database.

         On December 1, 1999, Stampville entered into a three year supplier's agreement with Inter-Governmental Philatelic Corporation, also known as IGPC, one of the world's largest suppliers and dealers of philatelic stamps. IGPC represents approximately seventy postal administrations throughout the world in matters relating to the design, production and marketing of their postage stamps. IGPC also markets their stamps to collectors. Pursuant to its agreement with Stampville, IGPC has agreed to supply Stampville with stamps that IGPC has made available for public sale at the lowest pricing structure available to other dealers. In addition, IGPC has agreed to extend a $2 million line of credit to Stampville for the purchase of its stamps. The agreement with IGPC also provides that IGPC will provide content for Stampville's web site. Unless terminated at the end of the initial term by either party, the agreement with IGPC will automatically extend for an additional two year period. IGPC's President is Sam Malamud, the father of Jonathan Y. Malamud, a director and President of Stampville, and the father-in-law of David Eli Popack a director and Secretary of Stampville ("Malamud and Popack"). Stampville's agreement with IGPC will allow Stampville to purchase stamp sheets directly from IGPC. IGPC is a significant supplier of stamps to Stampville and allows Stampville to offer a wide array of stamps at competitive prices.

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

         In view of the limited financial resources available for the Company to direct toward Stampville, the Company has been exploring various possible options for Stampville. As of March 2002, Stampville restructured certain aspects of its operations and commenced a review of its operations. Since this time, the operation of Stampville's activities, including development that was previously being done from the Company's Australian office have reverted back to Messrs Malamud and Popack in New York. The Company anticipates that this will significantly reduce Stampville's funding requirements from the Company, at least until such time as the Company has determined a more comprehensive strategy to advance Stampville's prospects.

Videodome - Operational Strategy

         VideoDome provides streaming Internet video solutions for consumer and corporate markets. VideoDome focuses its efforts on providing accessible technologies that enable users to incorporate video components into web sites or promote their video products through VideoDome's services. VideoDome offers a complete solution, combining the processes of encoding, delivery, hosting and promotion of video over the Internet. VideoDome uses VideoDome InstaStream, a system that automates the process of placing orders, tracking, processing and customer notification of the final version of a video product. VideoDome's products are compatible with existing streaming media platforms, which facilitate transmission of videos over the Internet. VideoDome was founded in 1999. Its founders, Daniel Aharonoff and Vardit Cohen, had been involved in the business of integrating the different facets of the video streaming technology for several years prior to its founding. VideoDome is based in Burbank, California. While VideoDome is currently generating some revenues, these revenues are insufficient to fund VideoDome's research and development and expansion plans. The Company is currently in the process of seeking to acquire the remaining equity in the VideoDome business, that it does not already own and then fully integrating this into its operations, giving the Company an increased focus in the digital media arena.

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

         Standard, Format & Platform Interoperability - VideoDome's solutions will support various emerging multimedia standards and compression formats, and are portable between Windows, MAC and UNIX platforms.

         Intellectual Property - VideoDome has indicated that subject to receiving additional financing, it intends to file several patent claims addressing, among other things, scalable video conversion processes, dynamic directories, cataloging and administration.

         While VideoDome faces competition in the streaming video services area from companies such as Virage Inc., Enscaler and others, VideoDome believes it has an advantage in its ability to deliver scalability across its network, which allows for a fully automated level of order conversion, combined with a comprehensive package of services which provides encoding, delivery and marketing of streaming video content at the same time and from the same company. VideoDome also can provide Media Manager technology which simplifies the process of publishing video over the Internet.

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

Videodome - Products

         Media Manager - Media Manager allows VideoDome, through a simple web interface, to build global channels and individual content channels which are then tailored for individual need. It allows for management of the media and provides flexibility by enabling functions such as powerful video search, filtering, customization, interstitial ad placement and more. VideoDome's Media Manager is customizable and can support a variety of page layout, look and feel on the front end with a feature set on the interface. The video can also be customized to display at various sizes and quality of transmission. FoxKids Online Network and the Fox Family Channel participated in a one year beta program with VideoDome utilizing the Media Manager concept. VideoDome has formed alliances with leading content-delivery network providers, including Akamai, and Speedera, to cache and deliver Media Manager published content.

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

         VideoDome derives its revenues through a range of digital media services, including hosting, and licencing of its Media Manager product. Revenues can range from monthly flat rate fees for hosting to monthly licencing fees for its Media Manager product which vary depending upon how many media channels and how much bandwith is required. VideoDome also offers premium service, for which fees are determined according to the specific requirements of the clients. VideoDome also receives revenue from initial set-up fees for new customers. VideoDome's revenues have not been significant to date.

Streamcom

         Streamcom, which was acquired in January 2002 and has been integrated into the Company, has traditionally specialized in live corporate and entertainment services in Australia, including live streaming production, video encoding production, online corporate communications project management and video on-demand integration. Streamcom operations have recently been re-focused to support the broader digital media goals of the Company.

Digital Media Focus

         While the acquisition of ROO and the remaining equity in the VideoDome business that the Company does not already own are still subject to the negotiation and execution of definitive asset purchase agreements, since January 2002, the Company has increased its emphasis on digital media operations. In particular, the Company is now becoming increasingly active as a digital media entity focusing both on the services sector and content distribution and syndication. Using the VideoDome platform it is seeking to enhance its core offering through global content syndication of media assets.

Competition

I.T. Technology

         The Company is, and will continue for the indeterminate future to be, an insignificant participant in the Internet and Digital Media business. There are many companies in the digital media business including Vast Video, VideoAXS, Everstream, Audiobase Inc., Video Pipeline, ON24, and Newstream with much larger businesses and far greater resources. The Company expects to encounter intense competition from other entities having business objectives similar to ours. Many of these entities are well-established and have extensive experience in this space and possess far greater financial, technical, human and other resources than the Company do, and there can be no assurance that the Company will have the ability to compete successfully. Our financial resources will be limited in comparison to those of many of our competitors. This inherent competitive limitation may compel us to pursue certain less attractive prospects. There can be no assurance that such prospects will permit us to achieve our stated business objectives.


Stampville

         All aspects of the Internet market are new, evolving and intensely competitive, and the Company expects competition to intensify in the future. Barriers to entry are low, and current and new competitors can easily launch new web sites, e-commerce concerns, portals and other competitive alternatives at a relatively low cost using commercially available software. Stampville's present competitors include companies that have equal access to expertise in computer and Internet technology such as "Stampfinder.com" and other online stamp collecting and gift art Internet sites, as well as Internet directories, search engine providers, shareware archives, content sites and entities that attempt to establish online communities. Stampville also will compete with a number of other traditional companies, such as stamp, gift and hobby shops. Other major companies have the financial and technical ability to compete aggressively in the stamp collecting market on the Internet. Many, if not all, of these companies have longer operating histories, larger customer bases, greater brand name recognition in other businesses and Internet markets and significantly greater financial, marketing, technical and other resources than the Company or Stampville have. Competitive pressures created by any one of these companies, or by Stampville's competitors collectively, could have a material adverse effect on Stampville's and the Company's business, results of operations and financial condition, and the Company can give no assurance that either the Company or Stampville will be able to compete successfully against current and future competitors.

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

VideoDome

         Like other internet-related businesses, VideoDome faces competition from a variety of sources, including: Virage, Akamai, Speedera and Activate which are all well-established companies. Because the barriers to entry are low and potential competitors can establish competing businesses at relatively low cost, VideoDome expects to face strong competition, both from individuals and entities comparable in size to VideoDome as well as large, well-established and well-funded competitors. Because of the size of the potential market which VideoDome hopes to serve, VideoDome expects that as it becomes a more visible and important provider, it will face additional competition.

Intellectual Property

         All of the Company's software was acquired from third parties. The Company has not registered copyrights on any software. The Company relies upon confidentiality agreements signed by its employees. Stampville has trademarked with the United States Patent & Trademark Office registration of "Stampville.Com" and three designs, combined with words, letters and/or numbers as trade and service marks. Except as discussed above, the Company and the Operations have not taken any steps to protect the technology or other intellectual property it uses and is developing, and does not know if such technology or intellectual property can, in fact, be protected from use by others. It is possible that competitors may use its technology to compete with it, or develop other types of technology which allow them to compete effectively with it.

         Subject to the availability of financing, the Company and its affiliates including VideoDome intend to file several patent claims addressing, among other things, scalable video conversion processes, dynamic directories, cataloging and administration. There is no guarantee that it will successfully complete these respective trademark and patent applications. In the event it fails to complete theses trademark or patent applications, the Company and its affiliates may suffer the risk of having competing companies making use of their respective marks and technology. In such a case, the Company and its affiliates would lose the exclusive use of their respective marks and technology, thereby losing a significant portion of their respective business ground.

Environmental Matters

         The Company believes that it and its subsidiaries are in material compliance with all relevant federal, state, and local environmental regulations and do not expect to incur any significant costs to maintain compliance with such regulations in the foreseeable future.

Research and Development

         During the year ended December 31, 2001, Stampville launched a new look website incorporating an auction site. Stampville still also maintains over twenty separate "micro" web sites. Each of the sites allow a user to view and purchase stamp-related products which relate to the subject matter of the web site.

         Stampville's core site includes the following key components:

         o a home page at www.stampville.com that focuses on relating stamps to current events.

         o a data base of 30,000 stamps and a display of 10,000 stamps available for sale, together with detailed descriptions of each stamp;

         o a microsites section that hosts all of the microsites created to date.

         VideoDome has further developed its Media Management capabilities to provide enhanced support for syndication services and has also improved its audience measurement capabilities. During the past 12 months, VideoDome has been continuously enhancing and upgrading the Media Manager platform and its various components.

Governmental Matters

         Except for usual and customary business and tax licenses and permits, and the licenses and permits described elsewhere herein, no governmental approval is required for our principal products and/or services, nor does the Company know of any existing or probable governmental regulations affecting our activities.

Employees

         As of December 31, 2001, the Company together with its affiliated subsidiaries, employed eight full-time employees, including four officers, one part time employee and 1 part time independent contractor. None of the Company's or its affiliated subsidiaries employees are represented by a labor union, and the Company believes that relations with its employees are good.

ITEM 2.   PROPERTIES

         As of December 31, 2001, the Company owned its executive offices, located at 34-36 Punt Road, Windsor 3181, Melbourne, Victoria, Australia, through its wholly-owned subsidiary, I.T. Technology Pty. Ltd. The office consists of a newly-built stand-alone office and showroom with on-site parking and approximately 540 square meters of office and showroom space. The premises have been financed through a note payable in Australian dollars secured by the property, bearing interest at the rate of 7.75% per annum, with interest only payments due monthly and a single balloon payment of $683,000 Australian Dollars equivalent to $US349,355 as of December 31, 2001, due on July 1, 2004. In January 2002, the Company sold the property, at a price of $983,000 Australian Dollars equivalent to approximately $US503,000. As part of the transaction the Company secured a 12 month rent free period to continue to occupy its existing first floor offices.

         Stampville's offices and our New York office are located at 456 Fifth Avenue, Suite 300, Brooklyn, N.Y. 11215. A previous lease has expired and the offices are now leased on a month-to-month basis at a rate of $1,500 per month. VideoDome's offices are located at 3500 W. Olive Avenue, Suite 300 Burbank, California 91505 and are also leased on a month-to month basis.

ITEM 3.   LEGAL PROCEEDINGS

         The Company's affiliate, VidoeDome.Com Networks, Inc.("VideoDome") and certain of VideoDome's officers were named in a complaint styled Bob Helfant v VideoDome.Com Networks, Inc., a California corporation, Daniel Aharanoff, an individual, Vardit Cohen , an individual, et. al. filed in Superior Court for the State of California, County of Los Angeles on August 13, 2001 for breach of contract, promissory fraud, fraud and other causes of action arising out of an alleged employment agreement between plaintiff and VideoDome. In the complaint plaintiff alleges that VideoDome failed to honor the terms of an employment agreement which it had entered into with plaintiff and caused the plaintiff actual damages for breach of contract of up to $150,000 and additional damages arising out of VideoDome's breach of covenant of good faith and fair dealing, promissory fraud and actual fraud for emotional distress, loss of wages and other damages in an undetermined amount. VideoDome has recently responded to this complaint and the matter is currently in the discovery stage. VideoDome believes the complaint to be without merit and is vigorously contesting the matter. On March 13, 2002, the Court ordered the parties to submit this dispute to an independent mediator. The mediation is to be completed by June 28, 2002.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Pursuant to an Action by Written Consent of the stockholders of the Company dated December 19, 2001, in lieu of the 2001 Annual Meeting of Stockholders, the Company's shareholders approved resolutions electing Robert Petty, Henry Herzog, Michael Neistat, Jonathan Herzog and Jim Tan to serve as directors of the Company until the next annual meeting of stockholders or until their successors are duly elected and qualified. The Written Consent Action was executed by stockholders representing 93,902,053 shares of common stock, which in turn represents approximately 70.3% of the Company's outstanding shares eligible to vote.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company has since May, 2001 sought to have its Common Stock approved by the NASD for quotation on the NASD OTC Bulletin Board. In connection therewith, the NASD has indicated concerns principally with respect to Levi Mochkin, a former Chief Executive Officer, director and majority shareholder of the Company. To address these concerns, Mr. Mochkin entered into a voting agreement with the Company pursuant to which the shares of common stock beneficially owned by him or his affiliates, will be voted in accordance with the remaining shareholders and a lock-up agreement governing the sale of his shares. As a result of the foregoing and the delays in the process a number of proposed market makers have withdrawn their applications on behalf of the Company. Recently Kensington Capital Corp filed a new application on behalf of the Company which the Company now believes fully addresses the NASD's concerns. However, there can be no assurances that the NASD will not have further inquiries or that it will approve the submission even if it has no further inquiries. Accordingly, the Company cannot state with certainty when, if ever, the Company's Common Stock will be cleared for trading on the NASD OTC Bulletin Board.

         The Company's securities have not been listed for trading on any securities exchange or NASDAQ. Trading of these share, if any, has been limited to the "pink sheets"; accordingly, there is currently no established public trading market for the Company's common stock.

Shareholders

         As of March 25, 2002 the Company had approximately 59 shareholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Plan of Operations

         The Company was formed in February 1999 and is engaged in e-commerce, media and other technology businesses. The Company expects to add value to operating companies by providing active and ongoing management infrastructure, support, funding, and expertise. The Company also seeks to identify projects or entities that have high growth potential and can benefit from the commercial and financial expertise of its personnel. The Company's practice is to emphasize relationships in which its resources can enhance the creative and technological skills of its partners.

         The Company does not have any meaningful revenues, and will not generate any meaningful revenues until it can successfully develop its operations. In February, 2001 the Company's registration statement filed on Form SB-2 covering the offer and sale of up to 25 million of its shares of common stock at $0.10 per share (the "Offering") was declared effective by the SEC. Pursuant to this registration statement, the Company raised $507,460 from the sale of shares through the Offering. During the next twelve months, the Company will seek to satisfy its cash requirements through the sale of listed securities from the Portfolio as described below and/or through other debt or equity financing. If the Company is unable to raise additional working capital it will be required to further reduce or cease its operations. Other than the sale of the building housing the Company's executive offices, located at 34-36 Punt Road, the Company does not expect the purchase or sale of plant or any significant equipment, and the only current material commitments the Company has at this time is to lend additional capital to Stampville and possibly VideoDome. The Company does not anticipate hiring additional employees at this time. In November, 2001 the Company announced that it had agreed in principle to pursue the acquisition of substantially all of the assets of three companies whose businesses are engaged in the digital media sector and change its primary focus to digital media. Beyond the development of Stampville and the Company's increased digital media focus, the Company is continually reviewing and considering other enterprises and ventures, but has not made any commitments at this stage.

         To date the Company has satisfied its working capital requirements from the proceeds of the Offering, a subsequent private placement, the sale of a portion of its securities portfolio and through loans from affiliates, and a portion thereof has also been loaned to both Stampville and VideoDome, providing them with working capital.

         The Company has generated losses from its inception and anticipates that it will continue to incur significant losses until, at the earliest, it can generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with establishing, attracting and retaining a significant business base. In the 12 months ended December 31, 2001 the Company made a net loss of $2,613,501, which includes the Company taking account of losses incurred by consolidation of its 50% equity interest in VideoDome. There can be no assurance that the Company will be able to generate meaningful revenues or achieve profitable operations.

Results of Operations

Year ended December 31, 2001 versus year ended December 31, 2000

         During the year ended December 31, 2000 the Company's activities were mainly related to development of the Stampville business, including the launch of its main website, micro-sites and the development of a database of stamp information involving scanning and data entry of stamps. In addition the Company made initial investments in VideoDome, restructured its capital structure and conducted other fundraising activities. In the year ended December 31, 2001 the Company's activities were: raising capital through the Offering, increasing its equity interest in VideoDome to 50%, changing the structure of Stampville and launching an improved web site and moving more definitively into the digital media space through commencing joint operations and receiving letters of intent for the acquisition of substantially all of the assets of three companies, including VideoDome, whose businesses are engaged in the digital media sector.

         The Company reduced its operating expenses significantly in the year ended December 31, 2001, largely as a result of the fact that Stampville had essentially completed the core developmental aspects of its business infrastructure and had ceased further scanning and data entry to expand its database as a result of funding constraints. In the year ended December 31, 2001, in addition to scaling back its employment overheads and activities surrounding development, Stampville also reduced its employment overheads in the sales and marketing, general and administrative areas and in April, 2001 the

Company and Stampville determined it to be in Stampville's best interests to take advantage of the lower Australian currency and significant cost savings through the relocation of important aspects of its core operating activities to the Company's offices in Australia. As a result of these factors, development expenses were $184, 217 in the year ended December 31, 2001 versus $889,996 in the year ended December 31, 2000. Sales and marketing expenses were $71,397 in the year ended December 31, 2001 versus $375,169 in the year ended December 31, 2000 and general and administrative expenses were $1,167,182 in the year ended December 31, 2001 versus $2,552,729 in the year ended December 31, 2000.

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

         In July, 2001, the Company terminated its previous consulting arrangements with Mr. Petty and reached a new agreement with Mr. Petty, which included Mr.Petty's continued service to the Company's designated entities as required; and which granted the Company an option to acquire a 25% equity interest in Mr. Petty's ROO Media Corporation, Inc, ("ROO") a Delaware Corporation providing syndication of digital media content and a provider of digital media solutions. ROO then also entered into a re-seller agreement with VideoDome, of which Mr. Petty was also a related party.

         The Company also entered into a new Shareholders Agreement with VideoDome granting it a 50% equity interest in VideoDome. Under the new Shareholders Agreement, the Company invested an additional $150,000, bringing its total investment in VideoDome to $871,000 and pursuant to the new Shareholders Agreement, the Company converted its interest in VideoDome from shares of Series A Preferred Stock to a 50% equity interest in VideoDome's common stock.

         In August, 2001 Levi Mochkin resigned as Chairman, Chief Executive Officer and a director of the Company. The Company's Chief Financial Officer, Jonathan Herzog was appointed to fill the vacancy and Mr. Jim Tan was elected to join the Board of Directors as the Company's new Chief Financial Officer.

         On November 8, 2001 the Company announced that it had agreed in principle to pursue the negotiation and execution of definitive agreements along the lines of certain signed agreements (Letters of Intent) it had received for the acquisition of substantially all of the assets of three companies whose businesses are engaged in the digital media sector. The three companies included: VideoDome, already a 50% owned subsidiary of the Company; ROO Media Corporation, Inc. ("ROO") a company owned and controlled by Robert Petty, the Company's then Vice President of Business Development and the Acting Chief Executive Officer of Stampville; and Streamcom Pty Ltd ("Streamcom") based in Melbourne, Australia. Upon the successful consummation of these transactions, the Company's primary focus will be in the digital media arena. The consummation of the transactions contemplated by these agreements in principle are subject to the negotiation and execution of definitive asset purchase agreements with each of the Companies. (See Recent Events)

         In connection with change of focus described above, the Board appointed its then Vice President of Business Development, Robert Petty as its new President and Chief Executive Officer and Michael Neistat was also appointed to the Board at this time. Jonathan Herzog , formerly Chief Executive Officer, was elected Executive Vice President and Henry Herzog , the Company's former President, ceased being an officer of the Company and remained as a director until February 2002.

         As a result of these activities, the Company incurred a net loss of $2,613,501 for the year ended December 31, 2001, compared to a net loss of $2,973,666 for the year ended December 31, 2000. Management attributes a significant part of this decrease to the reduction in operational losses associated with Stampville. The loss of $2,613,501 for the year ended December 31, 2001 has increased as a result of the additional losses incurred in connection with accounting for the Company's increased equity interest in VideoDome and the recording of significant impairment losses amounting to $1,360,923 for the year ended December 31, 2001, in connection with the unamortized goodwill of Stampville and VideoDome.

         The Company overall generated $55,707 in revenues in the year ended December 31, 2001, versus $35,845 in the year ended December 31, 2000. Management attributes this to the commencement of limited sales operations and the incorporation of VideoDome into the Company's accounts.

Liquidity and Capital Resources

         The Company's primary capital requirements have been to fund its investments in Stampville and VideoDome and its preparations to raise funds in the financial markets. Additional capital will be needed to maintain the operations of Stampville, VideoDome and the Company's other digital media activities, as well as to fund working capital requirements, including legal and professional expenses.

         To date, capital requirements have been financed through the issuance of equity securities, long-term debt, loans from affiliates and the sale of marketable securities. In February, 2001 the Company's Form SB-2 Registration Statement was declared effective by the SEC. The Company raised $507,460 from the sale of shares through the Offering. As of December 31, 2001, the Company had cash at bank of $127,584 and working capital of $70,216. As of December 31, 2001, the Company had $926,974 in marketable securities available for sale. These securities fluctuate in value. (See Recent Developments) As at December 31, 2001, the Company had $934,696 in loans and accrued interest payable to affiliates. Upon mutual agreement of the parties, these loans to affiliates shall be repaid only after the Company has received additional financing and at that time upon the mutual agreement of the Company's Board of Directors and these affiliates.

         In the year ended December 31, 2001, net cash used in investing activities was $177,077 versus $714,228 in the year ended December 31, 2000. The main reason for the change was the Company's completion of its initial funding of the Stampville agreement in 2000. In January, 2001, the Company's 50.1% subsidiary, Stampville and VideoDome both entered into Loan Agreements with an affiliate of the Company to provide them with interim short-term financing of $100,000 each.

         In June 2001, the Company refinanced the note payable in connection with its purchase of the building housing its executive offices. A new 3 year financing facility was entered into, with a note payable of $683,000 Australian dollars which as of December 31, 2001 equaled to approximately $349,355 USD. Such indebtedness bears interest at the rate of 7.75% per annum and is repayable in July 2004. In the event the exchange rate of Australian dollars to U.S. dollars increases, the amount of U.S. dollars required to settle this obligation, as well as any other obligations the Company has in Australia to be paid in Australian dollars, will increase.

         In September, 2001, the Company sold 3,100,000 shares in a private placement at a price of $0.05 per share for net proceeds of $155,000.

         The capital requirements relating to implementation of the Company's business plan will be significant. During the next twelve months, the Company intends to develop its focus further into the digital media sector and complete the integration of various digital media assets into its business, as well as meet working capital needs. Other than as described above, at present there are no material commitments for capital expenditures.

         The Company has been dependent on the proceeds of the Offering, private placements and other financings in order to implement its operations. The Company has also historically borrowed additional funds for working capital requirements through loan transactions with parties related or affiliated with it. The Company anticipates selling shares from its portfolio of equity securities in other companies from time to time. The Company has been seeking to raise additional capital in order to meet its cashflow requirements during the forthcoming year, though the Company has not yet confirmed any further arrangements for ongoing funding. As of December 31, 2001, the Company had working capital of $70,216. The Company has significant cumulative net losses of $6,006,610 and is dependent on significant additional funding either from loans from affiliates, at their discretion, the sale of marketable securities held by the Company and/or debt or equity financing or alternative means of financing. The Company's auditors, in their opinion letter have stated that these matters raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. If the Company is not successful in sourcing additional capital it may have to further significantly curtail or cease its operations and this could have a material adverse effect on the Company's business, results of operations and financial condition.

Critical Accounting Policies

         We believe the following are among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our consolidated financial statements in Note 2, Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company continues to develop its Internet related software to expand its business. Capitalized costs are comprised of direct programming costs. At December 31, 2001, capitalized software costs were $58,058, net of accumulated amortization.

         Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. The Company implemented SAB 101 effective January 1, 2001. While the Company has limited revenue for the year ended December 31, 2001, as the Company increases its revenue and expands into different products and Internet related businesses the Company will analyze its contracts to determine whether any revenue should be deferred to future periods as defined under SAB 101. Currently, Stampville recognizes revenue when the products are shipped and VideoDome recognizes revenue as the services are performed.

Inflation

         The Company has not been materially affected by inflation in the United States. While it is not anticipated inflation will affect the Company's operations, increases in labor and supplies could impact its ability to compete.

Recent Developments

         On January 14, 2002, the Company completed the acquisition of the assets of Streamcom Pty Ltd ("Streamcom"), a company engaged in the digital media sector. As provided for in the agreement, the Company issued an aggregate of 10,000,000 shares of its common stock in a private placement to the principals and their affiliates.

         On February 4, 2002, the Company entered into a Contract of Sale over the building housing its executive offices at 34-36 Punt Road Windsor, Victoria Australia ("the Premises"). The sale closed on April 4, 2002. Under the terms of the Contract of Sale, the Company will receive a total consideration of $983,000 Australian dollars, equivalent to approximately $US503,000. Pursuant to a further agreement with the purchaser, the Company will receive a rent free period to continue occupying its executive offices in the Premises for a period of 12 months from the date of settlement.

         In view of the limited financial resources available for the Company to direct toward Stampville, the Company has been exploring various possible options for Stampville. As of March 2002, Stampville restructured certain aspects of its operations and commenced a revue of its operations. Since this time, the operation of Stampville's activities, including development that was previously being done from the Company's Australian office have reverted back to Messrs Malamud and Popack in New York. The Company anticipates that this will significantly reduce Stampville's funding requirements from the Company, at least until such time as the Company has determined a more comprehensive strategy to advance Stampville's prospects.

         In connection with the pending application for listing of the company's common stock on the NASDAQ-OTC Bulletin Board filed with the NASD, the Company has entered into a voting agreement with Levi Mochkin and certain affiliated entities, pursuant to which the shares of common stock beneficially owned by these parties of approximately 49% of the outstanding shares of common stock in the Company, will be voted in accordance with the remaining shareholders. In addition to this Mr. Mochkin and these affiliated entities together with the officers and directors of the Company holding or entitled to common stock, entered into a two year Lock-Up Agreement with Kensington Capital Corp pursuant to which they have agreed not to offer or sell any shares of the Company's common stock without first obtaining the written consent of Kensington Capital Corp.

         The value of the Company's portfolio of available for sale securities fluctuates and since December 31, 2001, has fallen significantly. The Company anticipates that this may have a negative impact on the carrying value of this asset.

New Accounting Pronouncements

         The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards ("SFAS"). Statement No. 141, "Business Combinations" supersedes APB Opinion 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase methods of accounting; the pooling-of-interest method is no longer permitted, SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

         Statement No. 142, "Goodwill and other intangible Assets" supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment. SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

         SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

         Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction. Or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier applications encouraged.

         SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be disposed Of", for long-lived assets to be disposed of by sale, and resolves significant implementations issues related to SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged.

         The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

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

ITEM 7.  FINANCIAL STATEMENTS







                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)



CONTENTS


PAGE     19     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

PAGE     20     INDEPENDENT AUDITORS' REPORT

PAGE     21     CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2001 AND 2000

PAGE     22     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER
                31, 2001 AND 2000 AND FOR THE PERIOD FROM FEBRUARY 2, 1999 (INCEPTION)
                THROUGH DECEMBER 31, 2001

PAGE     23     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE
                PERIOD FROM FEBRUARY 2, 1999 (INCEPTION) THROUGH DECEMBER 31, 2001

PAGE     24     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER
                31, 2001 AND 2000 AND FOR THE PERIOD FROM FEBRUARY 2, 1999 (INCEPTION)
                THROUGH DECEMBER 31, 2001

PAGES    25-34  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001
                AND 2000


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
  I.T. Technology, Inc.

We have audited the accompanying consolidated balance sheet of I.T. technology, Inc. (the "Company") (a development stage company) and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of I. T. Technology, Inc. and subsidiaries as of December 31, 2000 and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses since inception and is dependent on significant additional funding from its current registration statement or alternative means of financing. These matters raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Grant Thornton LLP

Los Angeles, California
March 8, 2001

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
I. T. Technology, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of I. T. Technology, Inc. and Subsidiaries (A Development Stage Enterprise) as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of I. T. Technology, Inc. and Subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has significant cumulative net losses of $6,006,610 and is dependent on significant additional funding from loans from affiliates, at their discretion, the sale of marketable securities held by the Company and/or debt or equity financing or alternative means of financing. These matters raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.


Boca Raton, Florida
March 15, 2002

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000



                                     ASSETS
                                                                                                       2001             2000
                                                                                                    -----------      -----------
CURRENT ASSETS
 Cash                                                                                               $   127,584      $   150,384
 Other receivables                                                                                       13,427            1,894
 Inventory                                                                                               17,000           47,061
 Prepaid expenses                                                                                         8,900            8,332
 Investment in Australian marketable securities                                                         926,974             --
                                                                                                    -----------      -----------
    Total Current Assets                                                                              1,093,885          207,671
                                                                                                    -----------      -----------

PROPERTY AND EQUIPMENT, NET                                                                             724,368          734,691
                                                                                                    -----------      -----------

OTHER ASSETS
 Deposits                                                                                                   300            9,234
 Capitalized software costs                                                                              58,058          158,376
 Investment in VideoDome                                                                                   --            250,000
 Goodwill, net of accumulated amortization of $522,628, at December 31, 2000                               --          1,045,256
                                                                                                    -----------      -----------
    Total Other Assets                                                                                   58,358        1,462,866
                                                                                                    -----------      -----------

TOTAL ASSETS                                                                                        $ 1,876,611      $ 2,405,228

                                                                                                    ===========      ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable                                                                                  $    27,726      $    27,095
  Payable to IGPC                                                                                          --             18,098
  Accrued expenses                                                                                       43,592          101,630
  Customer advances                                                                                        --             15,035
  Note payable                                                                                             --            391,930
  Loans payable to affiliates                                                                           952,351          358,750
                                                                                                    -----------      -----------
    Total Current Liabilities                                                                         1,023,669          912,538

MINORITY INTEREST                                                                                          --            132,456

LONG-TERM DEBT                                                                                          349,355             --
                                                                                                    -----------      -----------

TOTAL LIABILITIES                                                                                     1,373,024        1,044,994
                                                                                                    -----------      -----------

COMMITMENTS AND CONTINGENCIES                                                                              --               --

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued and outstanding
  Common stock, $.0002 par value, 500,000,000 shares authorized, 134,976,653 and 119,783,356
   shares issued and outstanding, respectively                                                           26,995           23,957
  Additional paid - in capital                                                                        6,165,678        5,129,386
  Deferred compensation                                                                                    --           (400,000)
  Deficit accumulated during development stage                                                       (6,006,610)      (3,393,109)
  Accumulated other comprehensive income                                                                317,524             --
                                                                                                    -----------      -----------
    Total Stockholders' Equity                                                                          503,587        1,360,234
                                                                                                    -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                          $ 1,876,611      $ 2,405,228
                                                                                                    ===========      ===========

          See accompanying notes to consolidated financial statements.

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
              AND FOR THE PERIOD FROM FEBRUARY 2, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 2001



                                                                                              For the Period from
                                                                                               February 2, 1999
                                                                                              (Inception) Through
                                                                2001              2000         December 31, 2001
                                                           -------------      -------------      -------------

REVENUES, NET                                              $      55,707      $      35,845      $      91,552

COST OF GOODS SOLD                                                26,779             15,097             41,876
                                                           -------------      -------------      -------------

GROSS PROFIT                                                      28,928             20,748             49,676
                                                           -------------      -------------      -------------

OPERATING EXPENSES
 Development                                                     184,217            889,996          1,074,213
 Sales & marketing                                                71,397            375,169            446,566
 General and administrative                                    1,167,182          2,552,729          3,945,891
 Impairment loss on goodwill                                   1,360,923               --            1,360,923
                                                           -------------      -------------      -------------
     Total Operating Expenses                                  2,783,719          3,817,894          6,827,593
                                                           -------------      -------------      -------------

LOSS FROM OPERATIONS                                          (2,754,791)        (3,797,146)        (6,777,917)
                                                           -------------      -------------      -------------

OTHER INCOME (EXPENSE)
 Write-down of investment in VideoDome                              --             (250,000)          (250,000)
 Foreign currency                                                 53,756             52,160            122,949
 Interest, net                                                   (89,879)           (42,144)          (122,849)
 Equity in loss of Stampville.com, Inc.                             --                 --             (185,955)
 Other                                                               957             13,249            (19,509)
                                                           -------------      -------------      -------------
     Total Other Income (Expense)                                (35,166)          (226,735)          (455,364)
                                                           -------------      -------------      -------------

LOSS BEFORE MINORITY INTEREST                                 (2,789,957)        (4,023,881)        (7,233,281)

MINORITY INTEREST                                                176,456          1,050,215          1,226,671
                                                           -------------      -------------      -------------

NET LOSS                                                   $  (2,613,501)     $  (2,973,666)     $  (6,006,610)
                                                           =============      =============      =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED              $       (0.02)     $       (0.03)
                                                           =============      =============

WEIGHTED AVERAGE SHARES OUTSTANDING- BASIC AND DILUTED       128,059,933         89,891,739
                                                           =============      =============

          See accompanying notes to consolidated financial statements.

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   FOR THE PERIOD FROM FEBRUARY 2, 1999 (INCEPTION) THROUGH DECEMBER 31, 2001





                                                                        Common Stock                Additional
                                                                ------------------------------        Paid-In           Deferred
                                                                   Shares           Amount            Capital         Compensation
                                                                -------------     ------------     -------------     --------------

Balance at February 2, 1999 (inception)                                --        $       --        $       --        $       --

Issuance of shares to founders for cash                          20,000,000             4,000            16,000              --

Issuance of shares for cash, net of $27,210 issuance costs       49,250,000             9,850           594,190              --

Issuance of shares for services                                     750,000               150             7,350              --

Issuance of shares in a private placement, net of $59,531
   issuance costs                                                12,500,000             2,500         2,437,969              --

Net loss for the period                                                --                --                --                --
                                                               ------------      ------------      ------------      ------------

Balance at December 31, 1999                                     82,500,000      $     16,500      $  3,055,509      $       --

Issuance of shares to Stampville.Com founders                     5,000,000             1,000           199,000              --

Issuance of shares for cash                                       9,000,000             1,800           448,200              --

Conversion of note payable to affiliate to common stock at
   $0.04 per share                                               23,283,356             4,657           926,677              --

Granting of stock options for services                                 --                --             500,000          (400,000)

Net loss for the year                                                  --                --                --                --
                                                               ------------      ------------      ------------      ------------

Balance at December 31, 2000                                    119,783,356      $     23,957      $  5,129,386      $   (400,000)

Cancellation of stock options for services                             --                --            (400,000)          400,000

Granting of stock options for services                                 --                --              75,000              --

Issuance of shares for cash                                       8,174,600             1,635           660,826              --

Issuance for shares to purchase Australian securities             7,018,697             1,403           700,466              --

Comprehensive Loss:
  Net Loss                                                             --                --                --                --

Unrealized gain on Australian marketable securities                    --                --                --                --
                                                               ------------      ------------      ------------      ------------

Comprehensive Loss:


BALANCE AT DECEMBER 31, 2001                                    134,976,653      $     26,995      $  6,165,678      $       --
                                                               ============      ============      ============      ============

[restubbed table]


                                                                    Deficit
                                                                  Accumulated      Accumulated
                                                                    During            Other
                                                                  Development     Comprehensive
                                                                     Stage            Income           Total
                                                                ---------------   ---------------   -----------

Balance at February 2, 1999 (inception)                         $       --        $       --       $       --

Issuance of shares to founders for cash                                 --                --             20,000

Issuance of shares for cash, net of $27,210 issuance costs              --                --            604,040

Issuance of shares for services                                         --                --              7,500

Issuance of shares in a private placement, net of $59,531
   issuance costs                                                       --                --          2,440,469

Net loss for the period                                             (419,443)             --           (419,443)
                                                                ------------      ------------     ------------

Balance at December 31, 1999                                    $   (419,443)     $       --       $  2,652,566

Issuance of shares to Stampville.Com founders                           --                --            200,000

Issuance of shares for cash                                             --                --            450,000

Conversion of note payable to affiliate to common stock at
   $0.04 per share                                                      --                --            931,334

Granting of stock options for services                                  --                --            100,000

Net loss for the year                                             (2,973,666)             --         (2,973,666)
                                                                ------------      ------------     ------------

Balance at December 31, 2000                                    $ (3,393,109)     $       --       $  1,360,234

Cancellation of stock options for services                              --                --               --

Granting of stock options for services                                  --                --             75,000

Issuance of shares for cash                                             --                --            662,461

Issuance for shares to purchase Australian securities                   --                --            701,869

Comprehensive Loss:
  Net Loss                                                        (2,613,501)             --         (2,613,501)

Unrealized gain on Australian marketable securities                     --             317,524          317,524
                                                                ------------      ------------     ------------

Comprehensive Loss:                                                                                  (2,295,977)
                                                                                                   ------------

BALANCE AT DECEMBER 31, 2001                                    $ (6,006,610)     $    317,524     $    503,587
                                                                ============      ============     ============


          See accompanying notes to consolidated financial statements.

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
              AND FOR THE PERIOD FROM FEBRUARY 2, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 2001



                                                                                                                   For the Period
                                                                                                                       from
                                                                                                                  February 2, 1999
                                                                                                                   (Inception) to
                                                                                     2001            2000        December 31, 2001
                                                                                 -----------      -----------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                        $(2,613,501)     $(2,973,666)     $(6,006,610)
 Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and Amortization                                                    437,488          758,681        1,211,021
    Write-down of inventory                                                           17,013             --             17,013
    Impairment loss on goodwill                                                    1,360,923             --          1,360,923
    Write-down of investment in VideoDome                                               --            250,000          250,000
    Equity in losses of Stampville.Com, Inc.                                            --               --            185,955
    Minority interest in consolidated subsidiary                                    (176,456)      (1,050,215)      (1,226,671)
    Non-monetary compensation                                                         75,000          100,000          182,500
    Loss on disposal of fixed assets                                                    --             14,310           14,310
    Loss of sale of Australia marketable securities                                   16,017             --             16,017
    Amortization of debt discount                                                       (874)            --               (874)
    Increase in other receivables                                                    (11,533)            (524)         (12,058)
    Decrease/(increase) in inventory                                                  13,048          (28,602)           1,459
    Decrease/(increase) in prepaid and other assets                                    8,366         (158,296)        (149,930)
    (Decrease)/increase accounts payable                                             (12,676)         (12,080)          (1,755)
    (Decrease)/increase accrued expenses                                             (46,026)          60,123           42,416
    (Decrease)/increase in customer advances                                         (15,035)          15,035             --
                                                                                 -----------      -----------      -----------
        Net Cash Used In Operating Activities                                       (948,246)      (3,025,234)      (4,116,284)
                                                                                 -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in VideoDome                                                            (222,993)        (500,000)        (722,993)
 Investment in Stampville.Com, Inc.                                                     --            (98,522)        (598,522)
 Purchases of property and equipment                                                 (30,872)        (115,706)        (354,603)
 Proceeds from the sale of Australian marketable securities                           76,788             --             76,788
                                                                                 -----------      -----------      -----------
        Net Cash Used In Investing Activities                                       (177,077)        (714,228)      (1,599,330)
                                                                                 -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds received from notes payable                                                493,817        1,281,334        1,775,151
 Proceeds from issuance of common stock                                              662,461          450,000        4,176,970
 Deferred offering costs                                                                --             33,682             --
                                                                                 -----------      -----------      -----------
        Net Cash Provided By Financing Activities                                  1,156,278        1,765,016        5,952,121
                                                                                 -----------      -----------      -----------

Effect of foreign currency translation on cash                                       (53,755)         (55,168)        (108,923)

Net (Decrease) Increase In Cash                                                      (22,800)      (2,029,614)         127,584

CASH AT BEGINNING OF PERIOD                                                          150,384        2,179,998             --
                                                                                 -----------      -----------      -----------

CASH AT END OF PERIOD                                                            $   127,584      $   150,384      $   127,584
                                                                                 ===========      ===========      ===========

NON-CASH INVESTING ACTIVITIES:

Common stock issued to purchase Australian marketable securities                 $   701,869      $      --        $   701,869
                                                                                 ===========      ===========      ===========

          See accompanying notes to consolidated financial statements.

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000


NOTE 1   COMPANY BACKGROUND AND BUSINESS PLAN
------   ------------------------------------

      I.T. Technology, Inc. ("I.T. Technology") was incorporated in Delaware on February 2, 1999 to engage in businesses related to the Internet, e-commerce and technology ventures, directly and through the acquisition of equity ownership in Internet related and other technology companies. I.T. Technology has two wholly-owned subsidiaries, I.T. Technology Pty. Ltd., which furthers its operations in Australia, and Bickhams Media, Inc, which owns 50% of VideoDome.com Networks, Inc., ("VideoDome") and I.T. Technology also owns 50.1 percent of Stampville.Com Inc. ("Stampville"), (collectively referred to as the "Company").

      I.T. Technology is a development stage enterprise, with limited sales, and its activities through December 31, 2001 have been principally devoted to organizational activities, raising capital, acquiring equity interests in Stampville and VideoDome, and options to acquire the assets of ROO Media Corporation, Streamcom Pty Ltd and the remaining equity interest in VideoDome that it does not already own, plus other efforts. Reference herein to "the Operations" includes collectively I.T. Technology, Inc., its subsidiaries and ROO unless the content indicates otherwise. Stampville has developed its web-site at www.stampville.com and specializes in the wholesale and Internet sale of philatelic memorabilia, including stamps and other collectibles. VideoDome provides a range of Digital Media services, including but not limited to: hosting and delivery, media management services, registration and delivery of video stream via the Internet. I.T. Technology has incurred losses since inception, and management anticipates incurring substantial additional losses as it pursues its strategies. Additionally, I.T. Technology will require additional capital to fund the activities and further development of the Operations.

      On February 14, 2001, I.T. Technology's registration statement filed on Form SB-2 with the Securities and Exchange Commission (SEC) covering the offer and sale of up to 25 million of its shares of common stock at $0.10 per share in an Initial Public Offering ("IPO") was declared effective. The Company sold 5,074,000 shares for proceeds of $507,400 through this offering and the efforts of various market makers filing 15c211 applications with the National Association of Securities Dealers ("NASD") for quotation of the Company's securities on the NASD OTC Bulletin Board is yet to be successful. On September 14, 2001, the Company sold an additional 3,100,000 shares for proceeds of $155,000 in a private placement. The Company has also received proceeds of approximately $59,000 through the sale of marketable securities from its portfolio.

      Management plans to rely on either loans from affiliates, at their discretion, the sale of marketable securities held by the Company and/or debt or equity financing to finance its operations. However, there is no assurance that the Company will be successful in achieving such financing or raising sufficient capital to fund its operations and the further development of the Operations.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------   ------------------------------------------

      (A) PRINCIPLES OF CONSOLIDATION
      -------------------------------

      The consolidated financial statements include the accounts of I.T. Technology, its wholly-owned subsidiaries and the accounts of Stampville.Com which is 50.1% owned, and VideoDome which became a 50% subsidiary as of July 2, 2001. Minority interest reflects the remaining 49.9% of Stampville.Com and the remaining 50 % of VideoDome. As of September 30, 2001, the losses allocated to the minority shareholders of Stampville.Com exceeded the remaining minority interest and the excess for the September 30, 2001 quarter and thereafter has been allocated to the Company. All material intercompany accounts and transactions have been eliminated.

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000


      (B) ESTIMATES
      -------------

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (C) PROPERTY AND EQUIPMENT
      --------------------------

      Property and equipment are stated at cost. Depreciation is provided for using the straight-line method of accounting over the estimated useful lives ranging from 5 to 25 years.

      (D) CAPITALIZED SOFTWARE COSTS
      ------------------------------

      Capitalized software costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software incurred during the application stage. Capitalized software costs are generally amortized over the estimated useful life of two years.

      (E) INVENTORY
      -------------

      Inventory consists of stamps and frames and is stated at the lower of cost (first-in, first-out method) or market.

      (F) INCOME TAXES
      ----------------

      Deferred income taxes are recorded using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income taxes are provided for when there is a temporary difference in recording such items for financial reporting and income tax reporting. The temporary differences that give rise to deferred tax assets primarily are depreciation and accrual to cash adjustments, which were reduced by a like amount because of the uncertainty as to whether the deferred tax assets will be realized.

      (G) REVENUE RECOGNITION
      -----------------------

      Revenues and related costs are recognized when products are shipped or services are rendered to the customer.

      (H) FOREIGN CURRENCY
      --------------------

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

      (I) ASSET IMPAIRMENTS
      ---------------------

      The Company periodically reviews the carrying value of certain of its assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carry value of such assets may not be recoverable, the

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000

      Company would estimate the undiscounted sum of the expected future cash flows of such assets or analyze the fair value of assets, to determine if such sum or fair value is less than the carrying value of such assets to ascertain if a permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value by using quoted market prices, if available, for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets and would adjust the carrying value of the asset to fair value.

      For the year ended December 31, 2001, the Company recorded an impairment loss of $1,360,923, to write off the goodwill associated with the Stampville and VideoDome acquisitions due to recurring losses in those companies.

      (J) FAIR VALUE OF FINANCIAL INSTRUMENTS
      ---------------------------------------

      The carrying value of financial instruments including accounts payable, accrued expenses and mortgages and notes payable approximate their fair values at December 31, 2001 and 2000.

      (K) MARKETABLE SECURITIES

      Investments in Australian marketable securities have been designated as available for sale. These securities are reported at market value, with net unrealized gains and losses included in equity. The Company reviews all of its investments for any unrealized losses deemed to be other than temporary. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses on investments are determined using the specific identification method.

      (L) MINORITY INTEREST
      ---------------------

      Minority interest represents the minority stockholders' proportionate share of the equity of the Company's majority owned subsidiaries.

      (M) LOSS PER COMMON SHARE
      -------------------------

      Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each year. Diluted net loss includes the dilutive effect of common share equivalents such as options to acquire common stock. Common share equivalents are not included in the computation of diluted net loss per common share because the effect would be anti dilutive.

      (N) STOCK-BASED COMPENSATION
      ----------------------------

      The Company recognizes compensation expenses for its stock options plan using the intrinsic value method of accounting. Under the terms of the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date, over the amount an employee must pay to acquire the stock.

      (O) NEW ACCOUNTING PRONOUNCEMENTS
      ---------------------------------

      The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards ("SFAS"). Statement No. 141, "Business Combinations" supersedes APB Opinion 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase methods of accounting; the pooling-of-interest method is no longer permitted, SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000

      concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

      Statement No. 142, "Goodwill and other intangible Assets" supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

      SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

      Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction. Or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier applications encouraged.

      SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be disposed Of", for long-lived assets to be disposed of by sale, and resolves significant implementations issues related to SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged.

      The adoption of these pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 3   PROPERTY AND EQUIPMENT
------   ----------------------

      Property and equipment at December 31 consists of the following:

                                            2001           2000
                                         ---------      ---------

      Land                               $ 150,000      $ 150,000
      Building                             488,595        451,630
      Office and computer equipment        248,014        221,040
      Leasehold improvements                16,110         16,610
                                         ---------      ---------
                                           902,719        839,280
      Less: accumulated depreciation      (178,351)      (104,589)
                                                        ---------
                                                        ---------
                                         $ 724,368      $ 734,691
                                         =========      =========

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000


NOTE 4   CAPITALIZATION
------   --------------

      (A) PREFERRED STOCK
      -------------------

      I.T. Technology has authorized the issuance of 25,000,000 shares of preferred stock, par value $.001 per share. The Board of Directors of I.T. Technology has the right to create one or more series of preferred stock and to determine the rights, preferences and privileges of any such series.

      (B) COMMON STOCK
      ----------------

      Pursuant to a private placement dated September 14, 2001, the Company issued 3,100,000 shares of its restricted common stock for net proceeds of $155,000.

      On June 25, 2001, the Board of Directors of I.T. Technology approved the issuance of 7,018,697 shares of its restricted common stock at $0.10 per share to various companies that were affiliates of an officer of I.T. Technology, in consideration for marketable securities traded on the Australian Stock Exchange. The market value of the securities was $701,869.

      On February 14, 2001, I.T. Technology's registration statement filed on Form SB-2 with the Securities and Exchange Commission (SEC) covering the offer and sale of up to 25 million of its shares of common stock at $0.10 per share in an Initial Public Offering ("IPO") was declared effective. The Company sold 5,074,600 shares for proceeds of $507,461 through this offering.

      On November 6, 2000, the Board of Directors of I.T. Technology approved the issuance of 23,283,356 post-split shares of common stock to Ledger Technologies Pty. Ltd. through conversion of $931,334 in debt at $0.04 per share.

      On October 11, 2000, I.T. Technology issued 9,000,000 shares of common stock to Sunswipe Australasia Pty. Ltd., a related party, at a purchase price of $0.05 per share.

      On September 28, 2000, the Board of Directors approved a restructuring plan, including a five-to-one forward split of I.T. Technology's common stock. Shareholders approved this stock split on November 6, 2000 and all shares are stated below on a post split basis.

      On October 26, 1999, I.T. Technology issued 12,500,000 post-split shares of common stock to Instanz Nominees Pty. Ltd., a related party, at a purchase price of $0.20 per share excluding offering costs of $59,531.

      I.T. Technology issued 50,000,000 shares of common stock in 1999 to various companies that were affiliates of certain officers of I.T. Technology at purchase prices between $0.01 and $0.025 per share (aggregate of $631,250), excluding offering costs of $27,120.

      I.T. Technology issued 20,000,000 shares of common stock in 1999 to the founders through controlled companies at a purchase price of $0.001 per share (aggregate of $20,000).

NOTE 5   INVESTMENT IN STAMPVILLE.COM
------   ----------------------------

      Pursuant to the terms of a Stock Purchase Agreement dated June 18, 1999, I.T. Technology acquired a 6% equity interest in the common stock of Stampville, an unrelated party, and had an option to acquire additional

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000


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

      On December 8, 1999, the Stock Purchase Agreement was amended to accelerate the payment terms contained in the original Stock Purchase Agreement, which would allow I.T. Technology to own an immediate 50.1% of Stampville's common stock.

      On October 13, 2000, the Stock Purchase Agreement was further amended to allow I.T. Technology to retain 50.1% of Stampville's common stock in return for $2,741,250 already paid.

      As partial consideration for entering into the amended stock purchase agreement, I.T. Technology agreed to issue 5,000,000 shares of common stock to a principal of Stampville. During 2000 and 2001 3,500,000 of these shares have been issued and the remaining 1,500,000 shares are due to be issued on October 13, 2002.

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

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000


      maintenance of its websites to the Company's offices in Melbourne, Australia, whilst maintaining the New York branch of Stampville to focus more on fulfillment, delivery and sales efforts.

NOTE 6   INVESTMENT IN VIDEODOME
------   -----------------------

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

      Under the new Shareholders Agreement, the Company invested an additional $150,000 in VideoDome and converted its interest in VideoDome from shares of Series A Preferred Stock to a 50% equity interest in VideoDome's common stock. The Company accounted for the additional investment under the purchase method of accounting since the Company exercises significant influence over the operations of VideoDome. Under the purchase method the operating results of VideoDome, have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the fair value of the assets acquired and liabilities assumed of approximately $62,000 was written off during the third quarter of 2001 due to the recurring losses in VideoDome. Since the Company had previously accounted for its investment in VideoDome under the equity method, the pro forma results of the acquisition do not differ materially from the amounts already presented.

NOTE 7   NOTES AND LOANS PAYABLE
------   -----------------------

      Notes and loans payable consists of:

      (i) In June 2001, the Company refinanced a note payable in connection with its purchase of the building housing its executive offices. A new 3-year financing facility was entered into, with a note payable of $683,000 Australian dollars, which as of December 31, 2001 was approximately $349,355 USD. Such indebtedness bears interest at the rate of 7.75% per annum and is repayable in July 2004. The loan requires monthly payments of interest only and is guaranteed by a shareholder of I.T. Technology. In the event the exchange rate of Australian dollars to U.S. dollars increases, the amount of U.S. dollars required to settle this obligation, as well as any other obligations the Company has in Australia to be paid in Australian dollars, will increase.

      (ii) Note payable to Ledger Technologies Pty. Ltd., a related party. As at December 31, 2001, Ledger Technologies Pty. Ltd. has advanced I.T. Technology $563,343, including accrued interest, to fund its working capital needs. The loan bears interest at the rate of ten percent (10%) per annum and is payable in equivalent Australian dollars.

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000


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

      With regard to the loans and accrued interest payable to affiliates described above, upon mutual agreement of the parties, these loans to affiliates shall be repaid only after the Company has received additional financing and at that time upon the mutual agreement of the Company's Board of Directors and these affiliates.

      Notes and Loans payable at December 31 consists of the following:

                                                       2001             2000
                                                   -----------      -----------

      Property loan                                $   349,355      $   391,930
      Loan from Ledger Technologies Pty. Ltd.          563,343          206,250
      Loan from Instanz Nominees Pty. Ltd.             168,468          152,500
      Loan from Sunswipe Australasia Pty. Ltd.         110,159             --
      Loan from Sunswipe Australasia Pty. Ltd.         110,381             --
                                                   -----------      -----------
                                                     1,301,706          750,680
       Less: current portion                          (952,351)        (750,680)
                                                   -----------      -----------
       Long-Term debt                              $   349,355      $      --
                                                   ===========      ===========

NOTE 8   STOCK OPTION PLAN
------   -----------------

      In April 2000, I.T. Technology's Board of Directors authorized the issuance of up to 8,250,000 shares of common stock in connection with I.T. Technology's 2000 Stock Option Plan. The 2000 Stock Option Plan became effective on February 14, 2001 in connection with I.T. Technology's effective registration statement on Form SB-2. I.T. Technology intends to grant options under the Stock Option Plan to officers, directors, employees and consultants of I.T. Technology and its subsidiaries. No options have been granted under the 2000 Stock Option Plan as of December 31, 2001.

      In July, 2001, Robert Petty temporarily relocated from New York back to Australia. The Company's previous consulting arrangements with Mr. Petty were terminated and the Company reached a new agreement with Mr. Petty, which included Mr. Petty's continued service to the Company's designated entities as required; and which granted the Company an option to acquire a 25% equity interest in Mr. Petty's ROO Media Corporation, Inc, ("ROO") a Delaware Corporation providing syndication of digital media content and a provider of digital media solutions. ROO has also entered into a re-seller agreement with VideoDome, of which Mr. Petty is also a related party. Under the terms of the new agreement, Mr. Petty's previous option agreement to acquire shares in the Company was canceled and new options to acquire up to 1,250,000 shares at $0.10 per share were granted to Mr. Petty and certain of his affiliates. In connection with the cancellation of the options, the Company reversed deferred compensation amounting to $400,000. In connection with the grant of the new options, the Company recorded $75,000 of consulting expense in the third quarter of 2001 based on the fair

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000


      value of the options at grant date. These options will potentially all be replaced under proposed new arrangements involving the acquisition of ROO (See Note 9).

NOTE 9   PROPOSED ACQUISITIONS
------   ---------------------

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

      o ROO Media Corporation, Inc. ("ROO") a company owned and controlled by Robert Petty, the Company's President and Chief Executive Officer; and

      o Streamcom Pty Ltd ("Streamcom") based in Melbourne, Australia. Upon successful consummation of these transactions, the Company 's primary focus will be in the digital media arena.

      In connection with the proposed acquisition of ROO, Robert Petty has entered into a loan agreement, pursuant to which he has advanced the Company $40,000, in November 2001, which pursuant to the agreement, was utilized by the Company to continue funding ROO's operations and expenses for 90 days following ROO entering the agreement, whilst the Company, VideoDome and ROO seek to integrate their respective digital media operations into a single operating unit. The repayment of this loan is contingent upon the final consummation of the contemplated transaction and the Company obtaining at least $500,000 in additional working capital.

      The consummation of the transactions contemplated by these agreements in principal are subject to the negotiation and execution of definitive asset purchase agreements with each of the Companies. There can be no assurance that definitive agreements will be entered into with any of the Companies or that any of these transactions will in fact be consummated (See Note
      11).

NOTE 10  COMMITMENTS AND CONTINGENCIES
-------  -----------------------------

      The Company's affiliate, VideoDome, and certain of VideoDome's officers were named in a complaint styled Bob Helfant v VideoDome.Com Networks, Inc., a California corporation, Daniel Aharanoff, an individual, Vardit Cohen, an individual, et. al. filed in Superior Court for the State of California, County of Los Angeles on August 13, 2001 for breach of contract, promissory fraud, fraud and other causes of action arising out of an alleged employment agreement between plaintiff and VideoDome. In the complaint, plaintiff alleges that VideoDome failed to honor the terms of an employment agreement which it had entered into with plaintiff and caused the plaintiff actual damages for breach of contract of $150,000 and additional damages arising out of VideoDome's breach of covenant of good faith and fair dealing, promissory fraud and actual fraud for emotional distress, loss of wages and other damages in an undetermined amount. VideoDome has responded to the complaint and status conferences were held on February 28, 2002 and March 13, 2002. Although some

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000


      discovery has been conducted and Helfant's deposition has been taken, no trial date has been set. VideoDome believes the complaint to be without merit and is vigorously contesting the matter. As such there are no accruals relating to the complaint in the accompanying consolidated financial statements.

NOTE 11  RECENT EVENTS
-------  -------------

      On January 14, 2002, the Company completed the acquisition of certain of the assets of Streamcom Pty Ltd ("Streamcom"), a company engaged in the digital media sector. As provided in the agreement, the Company issued 10,000,000 shares of common stock to Streamcom in January 2002. The Company acquired existing infrastructure, equipment and personnel that were of strategic importance to its digital media focus.

      On February 4, 2002, the Company entered into a Contract of Sale over the building housing its executive offices at 34-36 Punt Road Windsor, Victoria Australia ("the Premises"). The sale closed on April 4, 2002. Under the terms of the Contract of Sale, the Company received a total consideration of $983,000 Australian dollars, equivalent to approximately US$503,000. Pursuant to a further agreement with the purchaser, the Company will receive a rent-free period to continue occupying its executive offices in the Premises for a period of 12 months from the date of settlement. The net book value of the Premises at December 31, 2001 was approximately US$598,000 ("the net book value").

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On January 15, 2002, Grant Thornton LLP was dismissed as the independent certified public accountants for the Company. On January 16, 2002, the Company chose to engage the accounting firm of Weinberg and Company, P.A. to serve as independent certified public accountants. The dismissal of Grant Thornton LLP was not in connection with any dispute over accounting practices or the Company's financial statements or reporting; management believed that it would be more economical and in their best interest to retain a local independent certified public accountant and auditor.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based on the information provided to it by the officers or directors, the Company believes that no officer or director submitted late filings under
Section 16(a) of the Act during the fiscal year ended December 31, 2001 except Levi Mochkin, a former Chief Executive Officer of the Company and Ledger Technologies Pty Ltd, filed a Form 4 Report on September 28, 2001 relating to changes in beneficial ownership as a result of a prior negotiated exchange of $931,334 of outstanding notes held by Ledger Technologies Pty Ltd into common stock. Mr. Mochkin also filed additional Form 4 Reports relating to a prior private placements made to affiliated parties.

Directors and Executive Officers of the Company

The following table sets out certain information in relation to each person who held a position of Director and/or executive officer of the Company at December 31, 2001. The background of each of the individuals identified in the table follows the table.

NAME                        AGE                       POSITION(S) HELD
                            ---                       ----------------

Robert Petty                 36               President, Chief Executive Officer, Chairman of the Board of
                                              Directors

Jonathan Herzog              30               Secretary, Executive Vice President and Director

Jim Tan                      58               Chief Financial Officer and Director

Michael Neistat              45               Vice President - Marketing and Director

Henry Herzog                 60               Director


ROBERT PETTY - PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS

         Robert Petty has an extensive background in management and operations across the manufacturing, retail, and Internet e-commerce industries. Since October 1999, he has been engaged by the Company through his consulting company as an executive or officer in various capacities.

         He has served as the Company's Vice President of Business Development since January 2000, has been the Acting Chief Executive of Stampville since January 2000 and was appointed as the President and Chief Executive Officer of the Company in November, 2001. From December 1997 to March 1999, prior to his activities on behalf of the Company, Mr. Petty, was engaged in a number of capacities by Telstra Corp., one of the world's largest telecommunications companies, where he was the senior Business Development Manager responsible for the company's electronic business solution products as well as the Manager of

Electronic Business Services on a global scale, responsible for marketing and strategy of Telstra Corp.'s global product roll out of e-commerce products.

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

JONATHAN HERZOG - FOUNDER, SECRETARY, EXECUTIVE VICE PRESIDENT & DIRECTOR

         Mr. Jonathan Herzog was the original founder of the Company and served as its Chief Financial Officer from February 1999 to August 2001, when he filled a vacancy to become the Company's Chairman of the Board and Chief Executive Officer. Since November 2001, Mr. Herzog has served as an Executive Vice President of the Company. Between 1995 and 1999, Mr. Herzog was a securities dealer and consultant with the Ledger Holdings Group at Bell Securities Limited, a member of the Australian Stock Exchange. He has been actively involved in the Australian financial markets for over twelve years. He attended the Rothberg School at Hebrew University in Jerusalem in 1991. Mr. Herzog is a Fellow of the Australian Institute of Company Directors since 1993, and holds a Bachelor of Economics Degree from Monash University in Melbourne, Australia. Mr. Herzog also continues to serve as the Company Secretary. Mr. Jonathan Herzog is the son of Henry Herzog.

MICHAEL NEISTAT - VICE PRESIDENT MARKETING AND DIRECTOR

         Prior to joining the Company as a director and Vice President - Marketing, in November 2001, Mr. Neistat had 20 years experience in information technology and related industries. He founded Skai Computer Systems Pty. Ltd. in 1983. As the Managing Director of Skai, Mr Neistat was responsible for building its national sales channels, sourcing and negotiating the rights for various exclusive product lines from both local and overseas manufacturers, successfully ran and implemented new business strategies and opportunities as well as built one of Australia's most identifiable brands of personal computers and fileservers. In 1999 Mr Neistat sold Skai to Voicenet (Aust) Ltd, a company listed on the Australian Stock Exchange. From 1999 through 2001, Mr Neistat fulfilled a number of roles with Voicenet including, Chief General Manager, Business development and Investor Relations Manager as well as Chief Operating Officer for the group. Prior to founding Skai he spent six years with a global oil company as a Systems Analyst designing and implementing a new national wide-area-network involving mainframe, mini and pc integration.

HENRY HERZOG - DIRECTOR

         Mr. Henry Herzog is a founding director of the Company and served as its President from February 1999 through to November, 2001. Previously, he headed up a restructuring and reorganization of Bayou International, a publicly listed company, and served as President and Chief Executive Officer of that company from May 1986 to March 1988. From March 1988 through June 1999, he served as Vice President of Bayou International, now Bay Resources Ltd. He has over thirty-five years of business experience. He was responsible for the reorganization of the Kingsway Group, which became known as Australia Wide Industries Ltd. From 1983 to 1988, Mr. Herzog served as a director of Australia Wide, which has been renamed Autogen Limited, a company listed on the Australian Stock Exchange under the symbol "AGT," and also served as a director of numerous other publicly listed companies during this period. Over the past five years he has been employed as a consultant by Sujol Nominees Pty. Ltd., which is involved in hotel management, consulting and investment. Mr. Herzog is the father of Jonathan Herzog. Mr. Herzog resigned from the Board in February 2002.

JIM TAN - CHIEF FINANCIAL OFFICER AND DIRECTOR

         Mr. Jim Tan is a Chartered Accountant. Mr. Tan has served as the Company's Chief Financial Officer since August 2001. In 1976, he was admitted as an associate member to the Institute of Chartered Accountants in Australia. From 1967 to 1975, Mr. Tan was employed in Melbourne, Australia, with various Chartered Accounting firms, including Marquand and Co., which became part of Hall Chadwick and Coopers and Lybrand, now known as Price Waterhouse Coopers, specializing in the areas of Audit and Insolvency. Over the past five years until November 2000, Mr.Tan was a self-employed Business Consultant in Malaysia consulting to government agencies in Malaysia and to private industry in South East Asia, China and North East Asian Nations. Mr. Tan joined the Company in May 2001, to serve as a financial controller and manager of Business Development at Stampville.Com, Inc.

ITEM 10. EXECUTIVE COMPENSATION.

         During the Company's fiscal year ended December 31, 2001 and for each of the two preceding fiscal years no executive officer of the Company, with the exception of Robert Petty as outlined below, received compensation, including salary and bonuses in excess of $100,000.

         Levi Mochkin, a former Chief Executive Officer until August 2001 and for the prior two fiscal years, did not receive any compensation, including salary or bonuses during such period. Mr. Mochkin resigned as Chief Executive Officer and Director of the Company in August, 2001. The Board has agreed to pay Mr. Mochkin, an amount of approximately $35,000 for his past services rendered, subject to the Board's satisfaction that such payment would not materially adversely effect the Company's financial condition and its satisfaction as to the availability of funds to make such payment. In addition, certain affiliates of Mr. Mochkin have loaned funds to the Company and purchased Common Stock from the Company. See "Certain Relationships and Related Transactions."

         Effective as of December 6, 1999, the Company agreed to pay Jonathan Herzog, its then Chief Financial Officer and Secretary, an annual salary of $80,000. Mr. Herzog, who served as the Company's Chief Executive Officer between August and November of 2001 received an annual salary of approximately $70,000 in the fiscal year ended December 31, 2001. Mr. Jim Tan, the Company's Chief Financial Officer currently receives approximately $2,500 per month in compensation.

         The Company's current President and Chief Executive Officer since November 2001, Robert Petty, has assumed various different consulting positions with the Company and its affiliates. Until October 2000, Mr. Petty, through Petty Consulting, Inc. had entered into simultaneous previous consulting agreements with both the Company and Stampville, whereby he received approximately $110,000 per annum plus the provision of accommodation while living in New York. Mr. Petty also serves as the acting Chief Executive Officer of Stampville. Under new arrangements, in October 2000 this was revised such that he received approximately $3,800 per month from the Company and pursuant to a new consulting agreement between Petty Consulting, Inc. and the Company's 50% owned VideoDome, he received payments of an aggregate amount of approximately $15,000 per month directly from VideoDome. This arrangement was cancelled as of July 30, 2001. At this time, a new arrangement for Mr. Petty's ongoing services was reached with Mr. Petty and Petty Consulting, which involved no monetary compensation for the rest of the year ended December 31, 2001.

         Henry Herzog, the Company's former President, temporarily relocated to New York from May 2000 until August of 2000, during which time he received compensation of approximately $21,000 plus travel expenses.

         Except as set forth above, no officer or director of the Company has received any material cash or non-cash benefit from the Company in connection with their services on behalf of the Company.

         In addition, except as set forth below no executive officer of the Company received any stock options, stock appreciation rights or other stock or other incentive based compensation during the fiscal year ended December 31, 2001, nor are there any such stock options, stock appreciation rights or other stock or other incentive based compensation or rights held by any executive officer of the Company.

         As of October 20, 2000 Mr. Petty had been granted options to purchase up to 5,000,000 shares of the Company's common stock, exercisable at $.10 per share, these options were subsequently terminated under the terms of the new agreement, pursuant to which Mr.Petty and an affiliated entity received new, currently exercisable, three year options to purchase up to 1,250,000 shares of Common Stock exercisable at the same price.

         On November 8, 2001, the Company agreed in principle to pursue the negotiation and execution of definitive agreements along the lines of certain signed agreements (Letters of Intent) it has received for the acquisition of substantially all of the assets of three companies whose businesses are engaged in the digital media sector. One of these companies is ROO, an aggregator and distributor of online digital media content. Pursuant to the terms of this acquisition, ROO and/or Mr. Petty will receive 20,000,000 shares of the Company's Common Stock and options to purchase an additional 20,000,000 shares of the Company's Common Stock exercisable at $.05 per share. These options will vest in quarterly instalments over the three year term of the Consulting Agreement. Upon consummation of the ROO transaction, Mr. Petty, through Petty Consulting has agreed that he will enter into a 3 year consulting agreement with the Company. The terms of the Consulting Agreement have not yet been finalized.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth to the best of the Company's knowledge, the numbers of shares in the Company beneficially owned as at December 31, 2001 by: (i) each of the present Executive Officers and Directors of the Company,
(ii) each person (including any "group") who is known to the Company to beneficially own more than 5% of the Company's common stock, and (iii) all present Directors and officers of the Company as a group.


                NAME                         BENEFICIALLY OWNED                (1)PERCENT
                ----                         ------------------                ----------

Ledger Technologies Pty Ltd                  54,783,356 (2)(3)(10)(11)             41%
Sunswipe Australasia Pty Ltd                  9,000,000 (2)(3)(10)(11)            6.7%
Daccar Pty Ltd                                6,704,521 (4)(10)(11)                 5%
Nasdaq Australia Pty Ltd                        314,176 (4)(10)(11)                 *
Eurolink International Pty Ltd               10,000,000 (5)(11)                   7.5%
Riccalo Pty Ltd                              10,000,000 (6)                       7.5%
Instanz Nominees Pty Ltd                     18,500,000 (7)                      13.9%
Yam-Hin (Jim) Tan                                     0                             *
Jonathan Herzog                              10,000,000 (5)(11)                   7.5%
Henry Herzog                                 10,000,000 (6)                       7.5%
Robert Petty                                  1,000,000 (8)(11)                     *
Michael Neistat                                       0                             *
All directors & officers as a group          21,000,000 (9)                      15.8%
(5 individuals)
---------------

*    Represents less than 1% of the outstanding Common Stock

(1) Based upon 133,476,653 shares outstanding. Pursuant to the rules promulgated by the SEC, all shares underlying options which were exercisable on December 31, 2001 or which become exercisable within 60 days, held by a described person are deemed to be "beneficially" owned. The

     SEC rules further require that every person who has sole or shared power to vote or to dispose of shares of common stock are deemed to be the "beneficial" owner of all of the shares of common stock over which any such sole or shared power exists.

(2) Lisa Mochkin, spouse of Levi Mochkin, a former director and Chief Executive Officer of the Company, is a director of Ledger Technologies Pty Ltd ("Ledger")and Sunswipe Australasia Pty Ltd ("Sunswipe"). Lisa Mochkin is the daughter of Henry Herzog a director of the Company and the sister of Jonathan Herzog the Company's Executive Vice President.

(3) Levi Mochkin, a former Chief Executive Officer and director of the Company, is an affiliate of Ledger and Sunswipe and may be deemed be a beneficial owner of the 63,783,356 shares held by Ledger and Sunswipe.

(4) Levi Mochkin, is director of Daccar Pty Ltd ("Dacca") and Nasdaq Australia Pty Ltd ("NAPL") and may be deemed to be a beneficial owner of the 7,018,697 shares of Common Stock held by Dacca and NAPL. Through his beneficial ownership of the shares held by Ledger, Sunswipe, Dacca and NAPL, Mr. Mochkin may be deemed to beneficially own 70,802,053 shares or 53% of the shares outstanding as December 31, 2001.

(5) Jonathan Herzog, the Company's Executive Vice President and a director of the Company, is a director of Eurolink International Pty Ltd. ("Eurolink") and may be deemed to be a beneficial owner of the 10,000,000 shares of Common Stock held by Eurolink.

(6) Henry Herzog, a director of the Company is a director of Riccalo Pty Ltd. ("Riccalo") and may be deemed to be a beneficial owner of the 10,000,000 shares of Common Stock held by Riccalo.

(7)  Helen Abeles, a former director is affiliated with Instanz Pty Ltd.

(8) Includes up to 1,000,000 shares issuable upon the exercise of currently exercisable stock options held by Mr. Petty and an affiliate, Roo Media Corporation, an entity of which Mr. Petty is the Chief Executive Officer and controlling shareholder ("ROO"). Mr. Petty has entered into an agreement with the Company to sell the assets of ROO to the Company and enter into a new consulting arrangement with the Company. Upon the consummation of these transactions Mr. Petty and ROO would relinquish their outstanding options and receive 20,000,000 shares of Common Stock and options to purchase an additional 20,000,000 shares of Common Stock (see "Certain Relationships and Related Transactions").

(9) Does not include officers and directors of the Company's 50.1% subsidiary Stampville.Com, Inc.

(10) On March 6, 2002, the Company entered into a voting agreement with Levi Mochkin, Ledger, Sunswipe, Dacca and NAPL pursuant to which the shares of common stock beneficially owned by these parties of approximately 49% of the currently outstanding shares of common stock, will be voted in accordance with the remaining shareholders.

(11) On March 5, 2002, officers and directors holding or entitled to common stock and Ledger, Sunswipe, Dacca and NAPL entered into a two year Lock-Up Agreement with Kensington Capital Corp pursuant to which the affiliates have agreed not to offer or sell any shares of the Company's common stock without first obtaining the written consent of Kensington Capital.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         From June 6, 2000 through October 20, 2000, Ledger Technologies Pty. Ltd. loaned the Company $905,000, which was used to make further payments to Stampville, for working capital, and to make further investments under the agreement with VideoDome. Ledger Technologies is a stockholder and Lisa Mochkin, a director of Ledger Technologies is the wife of Levi Mochkin, who at that time was a Director and Chief Executive Officer of the Company. In November, 2000, the Company issued 23,283,356 shares to Ledger Technologies Pty. Ltd., in lieu of repayment of the liability owing Ledger in the amount of $931,334 including interest.

         In July, 2000, Instanz Nominees Pty Ltd ("Instanz") loaned the Company $150,000 to supplement working capital. Instanz is also a stockholder and Helen Abeles, an affiliate of Instanz, at that time was a director of the Company. These loans bear interest at the rate of ten percent (10%) per year.

         In October, 2000, the Company raised $450,000 in a private placement of 9,000,000 shares to Sunswipe Australasia Pty Ltd, an affiliate of Lisa Mochkin and Levi Mochkin. These funds were used to complete the Company's investment in Stampville and for working capital purposes.

         As of October 20, 2000 Mr. Petty was granted options to purchase up to 5,000,000 shares of the Company's common stock, exercisable at $.10 per share, this has since been revised under the terms of the new arrangements entered into on July 30, 2001, whereby these options were cancelled and Mr. Petty or his affiliated entities received options to purchase up to 1,250,000 shares of Common Stock, at an exercise price of US$0.10 per option. The stock options have a term of 3 years. In connection with a proposed new option agreement with ROO, Mr. Petty and Petty Consulting have agreed to terminate these options also, See "Employment Agreements" and "Executive Compensation." Mr. Petty was the only employee of the Company to receive a stock option grant during the Company's fiscal year ended December 31, 2001.

         On November 8, 2000 the Company entered into a new Loan Agreement with Ledger Technologies Pty Ltd, pursuant to which it had received advances and borrowed $563,343 including accrued interest as at December 31, 2001. This loan bears interest at the rate of ten percent (10%) per year and is payable in equivalent Australian Dollars.

         On June 25, 2001 the Company sold an aggregate of 7,018,697 shares of Common Stock valued at $.10 per share in a private placement, to two affiliates of Levi Mochkin, the Company's former Chief Executive Officer in exchange for freely traded shares of five (5) Australian companies whose shares are traded on the Australian Stock Exchange. The Australian companies' shares had a market value equal to $701,869 which was based on recent trading activities in such shares at this time. The purpose of the transaction was to give the Company additional liquidity for working capital and investments in VideoDome.

         On November 8, 2001, the Company agreed in principle to pursue the negotiation and execution of definitive agreements along the lines of certain signed agreements (Letters of Intent) it received for the acquisition of substantially all of the assets of ROO, which is wholly-owned by Robert Petty. The Company's agreement in principle with ROO provides for the issuance of 20,000,000 shares of Common Stock in a private placement and options to acquire a further 20,000,000 shares at an exercise price of $0.05 per share which shall be vested quarterly over a 3 year period, in exchange for substantially all of the assets of ROO which was recently formed by Robert Petty to be an aggregator and distributor of online digital media content and a three year consulting agreement with Petty Consulting, to provide the services of Mr. Petty as the Company's President and Chief Executive Officer. The consummation of the ROO transaction and the related agreements with Mr. Petty are subject to the negotiation, drafting and execution of definitive documents with respect thereto.

         In connection with the proposed acquisition of ROO, Robert Petty has entered into a loan agreement, pursuant to which he has advanced the Company $40,000, in November 2001, which pursuant to the agreement, was utilized by the Company to continue funding ROO's operations and expenses for 90 days following ROO entering the agreement, whilst the Company, VideoDome and ROO seek to integrate their respective digital media operations into a single operating unit. The repayment of this loan is contingent upon the final consummation of the contemplated transaction and the Company obtaining at least $500,000 in additional working capital. Furthermore, upon consummation of the acquisition, all stock options previously granted to Mr. Petty on July 30, 2001 will be cancelled. See "Employment Agreements".

         The consummation of the transactions contemplated by these agreements in principal are subject to the negotiation and execution of definitive asset purchase agreements with each of the Companies. There can be no assurance that definitive agreements will be entered into with any of the Companies or that any of these transactions will in fact be consummated.

Employment Agreements

Effective as of December 6, 1999, the Company agreed to pay Jonathan Herzog, its then Chief Financial Officer and Secretary, an annual salary of $80,000. Mr. Herzog received an annual salary of approximately $70,000 in the fiscal year ended December 31, 2001. Mr. Jim Tan, the Company's Chief Financial Officer currently receives approximately $2,500 per month in compensation.

         On October 9, 2000, the Company agreed to pay Robert Petty its Vice President - Business Development an amount of approximately $3,800 per month, paid to Robert Petty's consulting company, Petty Consulting, Inc. This arrangement was cancelled as of July 30, 2001. At that time, a new arrangement for Mr. Petty's ongoing services was reached with Mr. Petty and Petty Consulting, which involved no monetary compensation for the rest of the year ended December 31, 2001. Since January 2002, Petty Consulting has received an aggregate total of approximately $8000 in connection with the services of Robert Petty.

         In addition, as of October 20, 2000 Mr. Petty had been granted options to purchase up to 5,000,000 shares of the Company's common stock, exercisable at $.10 per share, these options were subsequently terminated under the terms of the new agreement, pursuant to which Mr.Petty and an affiliated entity received new, currently exercisable, three year options to purchase up to 1,250,000 shares of Common Stock exercisable at the same price. In October 2000, Petty Consulting, Inc. had also entered into a one year consulting agreement with the Company's 50% owned VideoDome, which provided for the payment of an aggregate amount of approximately $15,000 per month by VideoDome for the services of Mr. Petty, which agreement was terminated as of July 30, 2001 by mutual consent.

         On November 8, 2001, the Company agreed in principle to pursue the negotiation and execution of definitive agreements along the lines of certain signed agreements (Letters of Intent) it has received for the acquisition of substantially all of the assets of three companies whose businesses are engaged in the digital media sector. One of these companies is ROO, an aggregator and distributor of online digital media content. Pursuant to the terms of this acquisition, ROO and/or Mr. Petty will receive 20,000,000 shares of the Company's Common Stock and options to purchase an additional 20,000,000 shares of the Company's Common Stock exercisable at $.05 per share. These options will vest in quarterly installments over the three year term of the Consulting Agreement. Upon consummation of the proposed ROO transaction, Mr. Petty, through Petty Consulting has agreed that he will enter into a 3 year consulting agreement with the Company. The terms of the Consulting Agreement have not yet been finalized . Except as set forth above, since January 1, 2000, the Company has not compensated any of its officers or directors. The Board of Directors has previously agreed to pay Levi Mochkin, the Company's former Chief Executive Officer, an amount of approximately $35,000 for past services rendered, subject to the financial condition and resources of the Company. Furthermore, the Company may, subject to its financial condition and resources, compensate its other senior officers or directors in the future.

         The Company does not currently have any termination pay, severance arrangement or change-in control arrangements with any of its officers or directors.

2000 Stock Option Plan

         The Company's board of directors and shareholders have authorized the issuance of up to 8,250,000 shares of common stock in connection with the grant of options pursuant to our 2000 stock option plan. The 2000 stock option plan became effective on February 14, 2001, the effective date of the registration statement with respect to the Offering. Options may be granted under this stock option plan to officers, directors, employees and consultants of the Company and our subsidiaries. To date the Company has not granted any options under the 2000 stock option plan.

2000 and 2001 Private Placements

On October 11, 2000, the Company consummated the sale of the equivalent of 9,000,000 shares of our common stock for $.05 per share to Sunswipe Australasia Pty Ltd., for which the Company received proceeds of $450,000. A portion of the proceeds of this sale was used to complete a portion of our investment in Stampville.

On June 25, 2001 the Company sold an aggregate of 7,018,697 shares of Common Stock valued at $.10 per share in a private placement, to two affiliates of Levi Mochkin, the Company's former Chief Executive Officer in exchange for freely traded shares of five (5) Australian companies whose shares are traded on the Australian Stock Exchange.

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

3.2 By-laws of the Registrant. Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 dated February 14, 2000, Commission File No. 333-30364.

3.3      Amendment to Certificate of Incorporation, incorporated by reference to
         Exhibit 1 to the Company's Form 8-K Report, dated December 27, 2000, Commission File No. 30-543.

3.4 Amendment to the Company's By-laws adopted November 6, 2000, incorporated by reference to Exhibit 3.4 of the Company's 10K-SB for the year ending December 31, 2000 dated March 28, 2001.

3.5 Amendment to the Company's By-laws adopted November 8, 2001 incorporated by reference to Exhibit 3.5 of the Company's 10Q-SB for quarter ended September 30, 2001 dated November 21, 2001.

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

10.5(b) Amendment No. 1 to the Consulting Agreement between Mendel Mochkin IT Technology dated February 24, 2000, incorporated by reference to
         Exhibit 10.5(d) to Amendment No. 2 dated April 17, 2000 to the Company's Registration Statement on Form SB-2, Commission File No.333-30364.

10.6(a)  The Company's 2000 Stock Option Plan, incorporated by reference to
         Exhibit 10.6a of the Company's 10K-SB for the year ending December 31, 2000 dated March 28, 2001.

10.6(b) Option Agreement between Jonathan Y. Malamud and IT Technology dated December 8, 1999, incorporated by reference to Exhibit 10.6(b) to the Company's Registration Statement on Form SB-2 dated February 14, 2000, Commission File No. 333-30364.

10.6(c) New Option Agreement between Robert Petty and the Company dated October 20, 2000, incorporated by reference to Exhibit 10.6(c) to Post Effective Amendment No. 1 dated December 13, 2000 to the Company's Registration Statement on Form SB-2, Commission File No. 333-30364.

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

10.7 (b) Shareholders Agreement between VideoDome.com Networks, Inc. and Bickhams Media, Inc. dated July 2, 2001 incorporated by reference to
         Exhibit 2 to the Company's Form 8-K Report dated July 24, 2001.

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

10.9(a) Amendment No. 1 to Loan Agreement between Company and Ledger Technologies Pty. Ltd. dated July 26, 2000, incorporated by reference to Exhibit 10.11 to Amendment No. 7 dated August 4, 2000 to the Company's Registration Statement on Form SB-2, Commission File No.333-30364.

10.9(b) Amendment No. 2 to Loan Agreement between Company and Ledger Technologies Pty. Ltd. dated August 28, 2000, incorporated by reference to Exhibit (i) to the Company's Form 10 QSB Report for the quarter ended June 30, 2000 dated September 13, 2000, Commission File No.30-543.

10.9(c) Amendment dated October 24, 2000 to the Loan Agreement between Company and Ledger Technologies Pty. Ltd June 6, 2000, as amended.

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

10.13 New Agreement dated July 30, 2001 re: Consultancy arrangements with Robert Petty and option to acquire an equity interest in ROO Media Corporation, an affiliate of Mr. Petty, incorporated by reference to
         Exhibit 10.13 of the Company's 10Q-SB for quarter ended September 30, 2001 dated November 21, 2001.

10.14 Option agreement dated July 30, 2001 with Robert Petty incorporated by reference to Exhibit 10.14 of the Company's 10Q-SB for quarter ended September 30, 2001 dated November 21, 2001.

10.15 Option agreement dated July 30, 2001 with ROO Media Corporation, incorporated by reference to Exhibit 10.15 of the Company's 10Q-SB for quarter ended September 30, 2001 dated November 21, 2001.

10.16 Heads of Agreement dated November 7, 2001 to acquire assets of ROO Media Corporation, incorporated by reference to Exhibit 10.16 to the Company's Form 8-K Report dated November 8, 2001.

10.17 Contract of Sale of Real Estate 34-36 Put Road, Windsor incorporated by reference to Exhibit 10.17 to the Company's Form 8-K Report dated Febuary 12, 2002.

10.17(a) Agreement for unconditional Contract of Sale and rent free period incorporated by reference to Exhibit 10.17 (a) to the Company's Form 8-K Report dated Febuary 12, 2002.

10.18 Heads of Agreement dated October 25, 2001 to acquire assets of VideoDome.com Networks, Inc., incorporated by reference to the Exhibit filed as Exhibit 10.14 to the Company's Form 8-K Report dated November 8, 2001.

10.19 Heads of Agreement dated November 1, 2001 to acquire assets of Streamcom Pty Ltd, incorporated by reference to the Exhibit filed as
         Exhibit 10.15 to the Company's Form 8-K Report dated November 8, 2001.

10.20 Notice of Portfolio Purchase dated June 25, 2001 incorporated by reference to Exhibit 1 to the Company's Form 8-K Report dated July 24, 2001.

10.21 Asset Purchase Agreement and Bill of Sale dated January 14, 2002 between I.T. Technology Pty Ltd and Streamcom Pty Ltd*

21.      List of Subsidiaries as at December 31, 2001.*

*   Filed herewith

(b)   Reports on Form 8-K

         The Company's Form 8-K Report filed on July 24, 2001 with respect to the Company's new shareholder's agreement with VideoDome, its acquisition of the Australian securities portfolio from an affiliate and the resignation of a Director.

         The Company's Form 8-K Report filed on August 29, 2001 with respect to the Company's interim Board restructuring, including the appointment of a new Board member following the resignation of the Company's former Chairman and Chief Executive Officer.

         The Company's Form 8-K Report filed on September 20, 2001 with respect to the resignation of a Director.

         The Company's Form 8-K Report dated November 8, 2001 with respect to the Company's intended acquisition of substantially all of the assets of three companies whose businesses are engaged in the digital media sector and the appointment of a two new directors, including Robert Petty who became the Company's new President and Chief Executive Officer.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized this 8 day of April 2002.

                                        I.T. TECHNOLOGY, INC.

                                        (Registrant)

                                        By  /s/ ROBERT PETTY
                                            -------------------
                                        Robert Petty
                                        President and
                                        Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.



SIGNATURE                                                TITLE                                         DATE
---------                                                -----                                         ----
/s/  Robert Petty                          President, Chief Executive Officer and Director         April 8, 2002
---------------------
Robert Petty

/s/  Yam-Hin Tan                           Chief Financial Officer and Director                    April 8, 2002
---------------------
Yam-Hin (Jim) Tan

/s/ Jonathan Herzog                        Director                                                April 8, 2002
---------------------
Jonathan Herzog

/s/  Michael Neistat                       Director                                                April 8, 2002
---------------------
Michael Neistat

                                  EXHIBIT INDEX

3.1 Certificate of Incorporation of the Registrant, Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 dated February 14, 2000, Commission File No. 333-30364.

3.2 By-laws of the Registrant. Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 dated February 14, 2000, Commission File No. 333-30364.

3.3      Amendment to Certificate of Incorporation, incorporated by reference to
         Exhibit 1 to the Company's Form 8-K Report, dated December 27, 2000, Commission File No. 30-543.

3.4 Amendment to the Company's By-laws adopted November 6, 2000, incorporated by reference to Exhibit 3.4 of the Company's 10K-SB for the year ending December 31, 2000 dated March 28, 2001.

3.5 Amendment to the Company's By-laws adopted November 8, 2001 incorporated by reference to Exhibit 3.5 of the Company's 10Q-SB for quarter ended September 30, 2001 dated November 21, 2001.

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

10.5(b) Amendment No. 1 to the Consulting Agreement between Mendel Mochkin IT Technology dated February 24, 2000, incorporated by reference to
         Exhibit 10.5(d) to Amendment No. 2 dated April 17, 2000 to the Company's Registration Statement on Form SB-2, Commission File No.333-30364.

10.6(a)  The Company's 2000 Stock Option Plan, incorporated by reference to
         Exhibit 10.6a of the Company's 10K-SB for the year ending December 31, 2000 dated March 28, 2001.

10.6(b) Option Agreement between Jonathan Y. Malamud and IT Technology dated December 8, 1999, incorporated by reference to Exhibit 10.6(b) to the Company's Registration Statement on Form SB-2 dated February 14, 2000, Commission File No. 333-30364.

10.6(c) New Option Agreement between Robert Petty and the Company dated October 20, 2000, incorporated by reference to Exhibit 10.6(c) to Post Effective Amendment No. 1 dated December 13, 2000 to the Company's Registration Statement on Form SB-2, Commission File No. 333-30364.

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

10.7 (b) Shareholders Agreement between VideoDome.com Networks, Inc. and Bickhams Media, Inc. dated July 2, 2001 incorporated by reference to
         Exhibit 2 to the Company's Form 8-K Report dated July 24, 2001.

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

10.9(a) Amendment No. 1 to Loan Agreement between Company and Ledger Technologies Pty. Ltd. dated July 26, 2000, incorporated by reference to Exhibit 10.11 to Amendment No. 7 dated August 4, 2000 to the Company's Registration Statement on Form SB-2, Commission File No.333-30364.

10.9(b) Amendment No. 2 to Loan Agreement between Company and Ledger Technologies Pty. Ltd. dated August 28, 2000, incorporated by reference to Exhibit (i) to the Company's Form 10 QSB Report for the quarter ended June 30, 2000 dated September 13, 2000, Commission File No.30-543.

10.9(c) Amendment dated October 24, 2000 to the Loan Agreement between Company and Ledger Technologies Pty. Ltd June 6, 2000, as amended.

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

10.13 New Agreement dated July 30, 2001 re: Consultancy arrangements with Robert Petty and option to acquire an equity interest in ROO Media Corporation, an affiliate of Mr. Petty, incorporated by reference to
         Exhibit 10.13 of the Company's 10Q-SB for quarter ended September 30, 2001 dated November 21, 2001.

10.14 Option agreement dated July 30, 2001 with Robert Petty incorporated by reference to Exhibit 10.14 of the Company's 10Q-SB for quarter ended September 30, 2001 dated November 21, 2001.

10.15 Option agreement dated July 30, 2001 with ROO Media Corporation, incorporated by reference to Exhibit 10.15 of the Company's 10Q-SB for quarter ended September 30, 2001 dated November 21, 2001.

10.16 Heads of Agreement dated November 7, 2001 to acquire assets of ROO Media Corporation, incorporated by reference to Exhibit 10.16 to the Company's Form 8-K Report dated November 8, 2001.

10.17 Contract of Sale of Real Estate 34-36 Put Road, Windsor incorporated by reference to Exhibit 10.17 to the Company's Form 8-K Report dated Febuary 12, 2002.

10.17(a) Agreement for unconditional Contract of Sale and rent free period incorporated by reference to Exhibit 10.17 (a) to the Company's Form 8-K Report dated Febuary 12, 2002.

10.18 Heads of Agreement dated October 25, 2001 to acquire assets of VideoDome.com Networks, Inc., incorporated by reference to the Exhibit filed as Exhibit 10.14 to the Company's Form 8-K Report dated November 8, 2001.

10.19 Heads of Agreement dated November 1, 2001 to acquire assets of Streamcom Pty Ltd, incorporated by reference to the Exhibit filed as
         Exhibit 10.15 to the Company's Form 8-K Report dated November 8, 2001.

10.20 Notice of Portfolio Purchase dated June 25, 2001 incorporated by reference to Exhibit 1 to the Company's Form 8-K Report dated July 24, 2001.

10.21 Asset Purchase Agreement and Bill of Sale dated January 14, 2002 between I.T. Technology Pty Ltd and Streamcom Pty Ltd*

21.      List of Subsidiaries as at December 31, 2001.*