Form 10QSB
period 2002-03-31
I T TECHNOLOGY INC
filed 2002-05-15
CIK 1100006

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

For the quarterly period ended    March 31, 2002 or
                                  --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to ______________
Commission File Number 000-30-543

                              I.T. TECHNOLOGY, INC.
             (Exact name of Registrant as specified in its charter)

     Delaware                                                     98-0200077
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)



   34-36 Punt Road Windsor Melbourne Victoria,             3181 Australia
   ----------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)

                               0ll (613)9533-7800
                          -----------------------------
                         (Registrant's telephone number,
                              including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 145,176,653 shares of common stock outstanding as of May 1, 2002.

                                     PART 1

                              FINANCIAL INFORMATION


ITEM 1.  CONDENSED FINANCIAL STATEMENTS



              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                                         PAGE

                                                                        ------
CONDENSED CONSOLIDATED BALANCE SHEETS                                   1 - 2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                         3

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS                          4 - 5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                    6 - 14
                                                                        ------

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                            March 31, 2002     December 31, 2001
                                            --------------     -----------------
                                              (Unaudited)
CURRENT ASSETS
--------------
Cash                                          $  143,918           $  127,584
Other Receivable                                  53,016               13,427
Inventory                                         17,000               17,000
Prepaid Expenses                                   8,900                8,900
Investment in Australian
   Marketable Securities                         239,513              926,974
                                              ----------           ----------
     TOTAL CURRENT ASSETS                        462,347            1,093,885
                                              ----------           ----------
PROPERTY AND EQUIPMENT,NET                       137,077              724,368

OTHER ASSETS
Deposits                                             300                  300
Capitalized Software Costs                        31,026               58,058
                                              ----------           ----------
     TOTAL OTHER ASSETS                           31,326               58,358
                                              ----------           ----------
     TOTAL ASSETS                             $  630,750           $1,876,611
                                              ==========           ==========



   See accompanying notes to the condensed consolidated financial statements.

(CONTINUED)



                  LIABILITIES AND STOCKHOLDERS'(DEFICIT) EQUITY

                                           March 31, 2002      December 31, 2001
                                           --------------      -----------------
                                            (Unaudited)

CURRENT LIABILITIES
Accounts Payable                            $    14,214          $    27,726
Accrued Expenses                                 42,518               43,592
Payable to Affiliates                           976,335              952,351
                                            -----------          -----------

     TOTAL CURRENT LIABILITIES                1,033,067            1,023,669
                                            -----------          -----------
LONG-TERM DEBT                                       --              349,355
                                            -----------          -----------
TOTAL LIABILITIES                             1,033,067            1,373,024
                                            -----------          -----------
COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS'(DEFICIT)EQUITY
Preferred Stock, Par Value $.001;
   Authorized 25,000,000 Shares, no                  --                   --
   Shares Issued and Outstanding
Common Stock, Par Value $.0002;
   Authorized 500,000,000 Shares,
   Issued and Outstanding
   144,976,653 and 134,976,653
   Shares, Respectively                          28,995               26,995
Additional Paid In Capital                    6,231,675            6,165,678
Deficit Accumulated During the
   Development Stage                         (6,500,987)          (6,006,610)
Accumulated Other Comprehensive
   (loss)Income                                (162,000)             317,524
                                            -----------          -----------
     TOTAL STOCKHOLDERS'(DEFICIT)EQUITY        (402,317)             503,587
                                            -----------          -----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS'(DEFICIT)EQUITY          $   630,750          $ 1,876,611
                                            ===========          ===========




   See accompanying notes to the condensed consolidated financial statements.

                           I.T. Technology, Inc. and Subsidiaries
                              (a development stage enterprise)
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                        (UNAUDITED)


                                                                         Cumulative From
                                                                            Inception
                                                                        (February 2, 1999)
                              Three Months Ended   Three Months Ended        Through
                                 March 31, 2002       March 31, 2001      March 31, 2002
                                 --------------       --------------      --------------

NET REVENUES                     $      19,648       $      14,189       $     111,200

     COST OF GOODS SOLD                     87               4,669              41,963
                                 -------------       -------------       -------------
     GROSS PROFIT                       19,561               9,520              69,237
                                 -------------       -------------       -------------
Development                                 --              95,094           1,074,213
Sales and Marketing                         --              58,729             446,566
General and Administrative             328,957             300,973           4,274,848
Impairment Loss on Goodwill                 --                  --           1,360,923
                                 -------------       -------------       -------------
     TOTAL OPERATING EXPENSES          328,957             454,796           7,156,550
                                 -------------       -------------       -------------
     LOSS FROM OPERATIONS             (309,396)           (445,276)         (7,087,313)
                                 -------------       -------------       -------------
OTHER INCOME/(EXPENSE)
Write-down of Investment
   in VideoDome                             --                  --            (250,000)
Foreign Currency
   Translation Gain/(Loss)            (164,694)             48,672             (41,745)
Interest, Net                          (27,762)            (17,400)           (150,611)
Equity in Loss of
   Stampville.Com                           --                  --            (185,955)
Other                                    7,475                  --             (12,034)
                                 -------------       -------------       -------------
TOTAL OTHER INCOME (EXPENSE)          (184,981)             31,272            (640,345)
                                 -------------       -------------       -------------
     LOSS BEFORE
      MINORITY INTEREST               (494,377)           (414,004)         (7,727,658)

MINORITY INTEREST IN
   STAMPVILLE.COM, INC                      --             118,504           1,226,671
                                 -------------       -------------       -------------
     NET LOSS                    $    (494,377)      $    (295,500)      $  (6,500,987)
                                 =============       =============       =============

Basic and Diluted loss
Per common share                 $       (0.00)      $       (0.00)
                                 =============       =============
Weighted-average shares
Outstanding                        142,309,986         120,634,789
                                 =============       =============


   See accompanying notes to the condensed consolidated financial statements.


                           I.T. Technology, Inc. and Subsidiaries
                              (a development stage enterprise)
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                        For the Period
                                                                             From
                                        Three Months   Three Months     February 2, 1999
                                               Ended       Ended      (Inception) Through
                                       March 31, 2002  March 31, 2001   March 31, 2002
                                       --------------  --------------   --------------

INCREASE (DECREASE) IN CASH:
   CASH FLOWS FROM OPERATING
   ACTIVITIES:
Net Loss                                $  (494,377)    $  (295,500)    $(6,500,987)
Adjustments to Reconcile Net Loss
 To Net Cash Used In Operating
 Activities:
   Depreciation and Amortization             43,725         183,671       1,254,746
   Write-Down of Inventory                       --              --          17,013
   Impairment Loss on Goodwill                   --              --       1,360,923
   Write-Down of Investment in
    VideoDome                                    --              --         250,000
   Equity in Losses of Stampville
    Com, Inc.                                    --              --         185,955
   Minority Interest in Consolidated
    Subsidiary                                   --        (118,504)     (1,226,671)
   Non-monetary Compensation                     --              --         182,500
   (Gain)/Loss on Disposal of
    Fixed Assets                             (7,475)          3,387           6,835
   Loss on Sale of Australia
    Marketable Securities                    50,424              --          66,441
   Amortization of Debt Discount                 --              --            (874)
   (Increase)/Decrease in
    Accounts Receivable                     (39,589)            137         (51,647)
   Decrease in Inventory                         --          13,048           1,459
   (Increase)/Decrease in Prepaid
    and Other Assets                             --           2,092        (149,930)
   (Decrease) in Accounts Payable           (13,512)        (21,387)        (15,267)
   (Decrease)/Increase in Accrued
    Expenses                                 (1,074)        (16,483)         41,342
   (Decrease) in Customer Advances               --         (14,833)             --
                                        -----------     -----------     -----------
     NET CASH FLOWS PROVIDED BY
      (USED IN)OPERATING ACTIVITIES        (461,878)       (264,372)     (4,578,162)
                                        -----------     -----------     -----------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
Investment in VideoDome                          --        (100,000)       (722,993)
Investment in Stampville.Com, Inc.               --              --        (598,522)
Purchase of Property and Equipment               --              --        (354,603)
Proceeds From the Sale of Building          521,187              --         521,187
Proceeds From the Sale of
 Australian Portfolio                       141,686              --         218,474
                                        -----------     -----------     -----------

         See accompanying notes to the condensed consolidated financial statements.

                     I.T. Technology, Inc. and Subsidiaries
                        (a development stage enterprise)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         For the Period
                                                                              From
                                        Three Months    Three Months    February 2, 1999
                                               Ended       Ended      (Inception) Through
                                       March 31, 2002  March 31, 2001   March 31, 2002
                                       --------------  --------------   --------------
(CONTINUED)

     NET CASH FLOWS PROVIDED BY/
      (USED IN) INVESTING ACTIVITIES    $   662,873     $  (100,000)    $  (936,457)
                                        -----------     -----------     -----------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
(Payments Made)/Proceeds Received
 From Notes Payable                        (349,355)        100,000       1,425,796
Proceeds From Issuance of
 Common Stock                                    --         313,100       4,176,970
                                        -----------     -----------     -----------

     NET CASH FLOWS (USED)/PROVIDED
      BY FINANCING ACTIVITIES              (349,355)        413,100       5,602,766
                                        -----------     -----------     -----------
     EFFECT OF FOREIGN CURRENCY
      TRANSLATION ON CASH                   164,694         (51,870)         55,771
                                        -----------     -----------     -----------

     NET INCREASE/(DECREASE) IN CASH         16,334          (3,142)        143,918

CASH AT BEGINNING OF THE PERIOD             127,584         150,384              --
                                        -----------     -----------     -----------

CASH AT END OF THE PERIOD               $   143,918     $   147,242     $   143,918
                                        ===========     ===========     ===========

NON CASH INVESTING ACTIVITIES
 Common stock issued to purchase
   Australian Marketable Securities     $        --     $        --     $   701,869
                                        ===========     ===========     ===========
Issuance of 10,000,000 Shares
 of Common Stock for asset
 acquisition                            $    67,997     $        --     $    67,997
                                        ===========     ===========     ===========



   See accompanying notes to the condensed consolidated financial statements.

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1   COMPANY BACKGROUND AND BUSINESS PLAN

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

         I.T. Technology is a development stage enterprise, with limited sales, and its activities through March 31, 2002 have been principally devoted to organizational activities, raising capital, acquiring equity interests in Stampville and VideoDome, the assets and business of Streamcom Pty Ltd and options to acquire either a 25% equity interest or possibly acquire all of the assets of ROO Media Corporation ("ROO") and the remaining equity interest in VideoDome that it does not already own, plus other efforts. (See Note 12) Reference herein to "the Operations" includes collectively I.T. Technology, Inc., its subsidiaries and ROO unless the content indicates otherwise. Stampville has developed its web-site at www.stampville.com and specializes in the wholesale and Internet sale of philatelic memorabilia, including stamps and other collectibles. VideoDome provides a range of Digital Media services, including but not limited to: hosting and delivery, media management services, registration and delivery of video stream via the Internet. The Company has incurred losses since inception, and management anticipates incurring substantial additional losses as it pursues its strategies. Additionally, I.T. Technology will require additional capital to fund the activities and further development of the Operations.

         On February 14, 2001, I.T. Technology's registration statement filed on Form SB-2 with the Securities and Exchange Commission (SEC) covering the offer and sale of up to 25 million of its shares of common stock at $0.10 per share in an Initial Public Offering ("IPO") was declared effective. The Company sold 5,074,000 shares for proceeds of $507,400 through the IPO. On September 14, 2001, the Company sold an additional 3,100,000 shares for proceeds of $155,000 in a private placement. The Company has also received proceeds of approximately $218,474 through the sale of marketable securities from its portfolio.

         Management plans to rely on either loans from affiliates, at their discretion, the sale of marketable securities held by the Company and/or debt or equity financing to finance its operations. However, there is no assurance that the Company will be successful in achieving such financing or raising sufficient capital to fund its operations and the further development of the Operations.

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------   ------------------------------------------


         (A) Principles of Consolidation
         -------------------------------

         The condensed consolidated financial statements include the accounts of I.T. Technology, its wholly-owned subsidiaries and the accounts of Stampville.Com which is 50.1% owned, and VideoDome which became a 50% subsidiary as of July 2, 2001. The losses allocated to the minority shareholders of Stampville.Com and VideoDome exceeded the remaining minority interest and the excess has been allocated to the Company. All material intercompany accounts and transactions have been eliminated.

         (B) Estimates
         -------------

         The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (C) Marketable Securities
         -------------------------

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

         (D) Loss Per Common Share
         -------------------------

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

         (E) Interim Consolidated Financial Statements
         ---------------------------------------------

         The condensed consolidated financials statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2001 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         (F) Going Concern
         -----------------

         The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has cumulative losses of $6,500,987 as is dependent on additional funding from loans from affiliates, at their discretion, the sale of marketable securities held my the Company and/or debt or equity financing or alternative means of financing. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4   ACCOUNTING CHANGE - GOODWILL AMORTIZATION
------   -----------------------------------------

         Effective January 1, 2002, I.T. Technology adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized. Following is a reconciliation of previously reported net loss to pro forma net loss excluding goodwill amortization for the quarter ended March 31, 2001:

                                                     2002        2001

         Net loss as reported                    $  494,377    $  295,500

         Goodwill amortization, net of tax               --       130,000
                                                 ----------    ----------

         Pro forma net loss                      $  494,377    $  165,000
                                                 ==========    ==========

NOTE 5   CAPITALIZATION
------   --------------

         (A) Preferred Stock
         -------------------

         I.T. Technology has authorized the issuance of 25,000,000 shares of preferred stock, par value $.001 per share. The Board of Directors of I.T. Technology has the right to create one or more series of preferred stock and to determine the rights, preferences and privileges of any such series. No shares of preferred stock are currently outstanding.

         (B) Common Stock
         ----------------

         In March 2002, I.T. Technology engaged Kensington Capital Corp ("Kensington") pursuant to an investment and merchant banking contract on a non-exclusive basis until August, 2003. Pursuant to this agreement, in April 2002, the Company issued Kensington 1,700,000 shares of its restricted common stock as partial consideration for its consulting services. This will result in a charge to operations of approximately $85,000 in the second quarter.

         On January 14, 2002 I.T. Technology issued 10,000,000 shares of common stock to Pacific and Orient Investments Ltd, pursuant to an Asset Purchase Agreement of the same date in connection with the acquisition of the assets and infrastructure of Streamcom Pty Ltd. This resulted in an increase in common stock of $2,000 and additional paid in capital of $66,000 for the quarter ended March 31, 2002.

         Pursuant to a private placement dated September 14, 2001, the Company issued 3,100,000 shares of its restricted common stock for net proceeds of $155,000.

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

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

         On September 28, 2000, the Board of Directors approved a restructuring plan, including a five-to-one forward split of I.T. Technology's common stock. Shareholders approved this stock split on November 6, 2000 and all shares are stated on a post split basis.

         On October 26, 1999, I.T. Technology issued 12,500,000 post-split shares of common stock to Instanz Nominees Pty. Ltd., at a purchase price of $0.20 per share excluding offering costs of $59,531.

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

NOTE 6   INVESTMENT IN STAMPVILLE.COM
         ----------------------------

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

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         As partial consideration for entering into the amended stock purchase agreement, I.T. Technology agreed to issue 5,000,000 shares of common stock to a principal of Stampville. During 2000 and 2001 3,500,000 of these shares have been issued and the remaining 1,500,000 shares are due to be issued on October 13, 2002.

         In addition, I.T. Technology has entered into a shareholders agreement with Stampville and its shareholders that, among other things, restricts the ability of the shareholders of Stampville to transfer their interests; provides that I.T. Technology shall be entitled to appoint to the Board of Directors of Stampville.Com such additional nominees selected by I.T. Technology so that at all times half of the members of the Board of Directors of Stampville shall consist of individuals nominated by I.T. Technology and one-half of the members of the Board of Directors of Stampville shall consist of individuals nominated by the current shareholders of Stampville other than I.T. Technology. Stampville's continuance is dependent on its ability to obtain funds from I.T. Technology pursuant to the Stock Purchase Agreement and its continued agreement with the Inter- Governmental Philatelic Corporation. There can be no assurance that I.T. Technology or Stampville will obtain the financing to develop or to sustain the operations of Stampville.

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

         In April, 2001, the Company and Stampville determined it to be in Stampville's best interests to take advantage of the lower Australian currency and significant cost savings and operating advantages that would result through the relocation of important aspects of its operations, including finance, development and maintenance of its websites to the Company's offices in Melbourne, Australia, whilst maintaining the New York branch of Stampville to focus more on fulfillment, delivery and sales efforts. Subsequently in March 2002, in view of the limited financial resources available for I.T. Technology to direct toward Stampville, the Company explored various possible options for Stampville and further restructured and commenced a review of its operations. Since this time, the operation of substantially all of Stampville's activities has reverted back to its founders, Messrs Malamud and Popack in New York. The Company anticipates that this will significantly reduce Stampville's funding requirements from the Company, at least until such time as the Company has determined a more comprehensive strategy to advance Stampville's prospects.

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 7   INVESTMENT IN VIDEODOME
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

NOTE 8   NOTES AND LOANS PAYABLE
------   -----------------------

         Notes and loans payable consists of:

         (i) In June 2001, the Company refinanced a note payable in connection with its purchase of the building housing its executive offices. A new 3-year financing facility was entered into, with a note payable of $683,000 Australian dollars, which as of December 31, 2001 was approximately $349,355 USD. Such indebtedness had interest at the rate of 7.75% per annum and was repayable in July 2004. The loan required monthly payments of interest only and was guaranteed by a shareholder of I.T. Technology.

                  On February 4, 2002, the Company entered into a Contract of Sale over the building housing its executive offices at 34-36 Punt Road Windsor, Victoria Australia ("the Premises"). The sale closed on March 25, 2002. Under the terms of the Contract of Sale, the Company received a total consideration of $983,000 Australian dollars, equivalent to approximately US$503,000. Pursuant to a further agreement with the purchaser, the Company will receive a rent-free period to continue occupying its executive offices in the Premises for a period of 12 months from the date of settlement. The Company booked a net gain of approximately $7,000 on the sale. In connection with the closing of the sale of the Premises on March 25, 2002, the Company paid in full the outstanding principle and accrued interest on a note secured by the Premises in the amount of approximately $ 362,000 (US).

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         (ii) Note payable to Ledger Technologies Pty. Ltd., a related party. Ledger Technologies Pty. Ltd. has advanced I.T. Technology $563,343 as at December 31, 2001 and $577,542, as at March 31, 2002, including accrued interest, to fund its working capital needs. The loan bears interest at the rate of ten percent (10%) per annum and is payable in equivalent Australian dollars.

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

Notes and Loans payable consists of the following:

                                                   March 31, 2002    December 31, 2001
                                                   --------------    -----------------
         Property loan                               $       --        $  349,355
         Loan from Ledger Technologies Pty. Ltd.        577,542           563,343
         Loan from Instanz Nominees Pty. Ltd.           172,716           168,468
         Loan from Sunswipe Australasia Pty. Ltd.       112,935           110,159
         Loan from Sunswipe Australasia Pty. Ltd.       113,141           110,381
                                                     ----------        ----------
                                                        976,334         1,301,706
          Less: current portion                              --          (952,351)
                                                     ----------        ----------
          Long-Term debt                             $       --        $  349,355
                                                     ==========        ==========

NOTE 9   STOCK OPTION PLAN

         In April 2000, I.T. Technology's Board of Directors authorized the issuance of up to 8,250,000 shares of common stock in connection with I.T. Technology's 2000 Stock Option Plan. The 2000 Stock Option Plan became effective on February 14, 2001 in connection with I.T. Technology's effective registration statement on Form SB-2. I.T. Technology intends to grant options under the Stock Option Plan to officers, directors, employees and consultants of I.T. Technology and its subsidiaries. No options have been granted under the 2000 Stock Option Plan as of March 31, 2002.

         In July, 2001, Robert Petty temporarily relocated from New York back to Australia. The Company's previous consulting arrangements with Mr. Petty were terminated and the Company reached a new agreement with Mr. Petty, which included Mr. Petty's continued service to the Company's designated entities as required; and which granted the Company an option to acquire a 25% equity interest in ROO, a Delaware Corporation providing syndication of digital media content owned and controlled by Mr. Petty. ROO has also entered into

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         a re-seller agreement with VideoDome, of which Mr. Petty has also been a related party. Under the terms of the new agreement, Mr. Petty's previous option agreement to acquire shares in the Company was canceled and new options to acquire up to 1,250,000 shares at $0.10 per share were granted to Mr. Petty and certain of his affiliates. In connection with the cancellation of the options, the Company reversed deferred compensation amounting to $400,000. In connection with the grant of the new options, the Company recorded $75,000 of consulting expense in the third quarter of 2001 based on the fair value of the options at grant date. (See Note 9 and Note 12).

NOTE 10  ACQUISITIONS
-------  ------------

         On January 14, 2002, the Company completed the acquisition of certain of the assets of Streamcom Pty Ltd ("Streamcom"), a company engaged in the digital media sector amounting to $66,000. As provided in the agreement, the Company issued 10,000,000 shares of common stock to Streamcom in January 2002. The Company acquired existing infrastructure, equipment and personnel that were of strategic importance to its digital media focus.

         As of November 2001, the Board of Directors also agreed in principle to pursue the negotiation and execution of definitive agreements, along the lines of certain signed agreements it has received (Letters of Intent) for the acquisition of substantially all of the assets of two other companies whose businesses are engaged in the digital media sector:

         o VideoDome.com Networks, Inc, a 50% owned subsidiary of the Company ("VideoDome");

         o ROO Media Corporation, Inc. ("ROO") a company owned and controlled by Robert Petty, the Company's then President and Chief Executive Officer; and

         In connection with the proposed acquisition of ROO, Robert Petty has entered into a loan agreement, pursuant to which he has advanced the Company $40,000, in November 2001, which pursuant to the agreement, was utilized by the Company to continue funding ROO's operations and expenses for 90 days following ROO entering the agreement, whilst the Company, VideoDome and ROO seek to integrate their respective digital media operations into a single operating unit. The repayment of this loan is contingent upon the final consummation of the contemplated transaction and the Company obtaining at least $500,000 in additional working capital. (See Note 12)

         In April 2002, the Company elected not to proceed with the contemplated acquisition of ROO. The consummation of the VideoDome transaction contemplated by the agreement in principal is subject to completion to the satisfaction of the Company of its due diligence on VideoDome and the negotiation and execution of definitive asset purchase agreement with VideoDome. There can be no assurance that definitive agreements will be entered into with VideoDome or that any of this transaction will in fact be consummated.

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 11  COMMITMENTS AND CONTINGENCIES
-------  -----------------------------

         The Company's affiliate, VidoeDome.Com Networks, Inc.("VideoDome") and certain of VideoDome's officers were named in a complaint styled Bob Helfant v VideoDome.Com Networks, Inc., a California corporation, Daniel Aharanoff, an individual, Vardit Cohen , an individual, et. al. filed in Superior Court for the State of California, County of Los Angeles on August 13, 2001 for breach of contract, promissory fraud, fraud and other causes of action arising out of an alleged employment agreement between plaintiff and VideoDome. In the complaint plaintiff alleges that VideoDome failed to honor the terms of an employment agreement which it had entered into with plaintiff and caused the plaintiff actual damages for breach of contract of up to $150,000 and additional damages arising out of VideoDome's breach of covenant of good faith and fair dealing, promissory fraud and actual fraud for emotional distress, loss of wages and other damages in an undetermined amount. VideoDome has responded to this complaint and the matter is currently in the discovery stage. VideoDome believes the complaint to be without merit and is vigorously contesting the matter. On March 13, 2002, the Court ordered the parties to submit this dispute to an independent mediator. The mediation is to be completed by June 28, 2002.

NOTE 12  RECENT EVENTS
-------  -------------

         In March 2002, the Company engaged Kensington pursuant to an investment and merchant banking contract on a non-exclusive basis until August, 2003. Pursuant to this agreement, in April 2002, the Company issued Kensington 1,700,000 shares of its restricted common stock as partial consideration for its consulting services. This will result in a charge to operations of approximately $85,000 in the second quarter.

         On April 10, 2002 the Company's common stock commenced trading on the NASDAQ OTC- Bulletin Board under the symbol "ITTE."

         In April, 2002, the Company entered into an agreement with foreign investors (the "Investors"), pursuant to which the Investors have purchased a three (3) year option to buy up to 50,000,000 shares of the Company's common stock at an exercise price of $.04 per share. The premium relating to the option is $500,000. The Company has received $200,000 of the option premium with the balance due within 90 days. The Investors also received certain registration rights with respect to the Option Shares.

         On April 30, 2002, the Company reached an agreement with its Chief Executive Officer and President, Robert Petty pursuant to which Mr. Petty resigned from all positions with the Company and its affiliates in order to devote his energies to the further development of ROO, which is owned by Mr. Petty. Pursuant to this agreement, the Company exercised an option to acquire 25% of ROO's capital stock on a fully-diluted basis. In connection with the foregoing, the Company elected not to proceed with the transactions contemplated by the heads of Agreement (letter of intent) delivered to the Company by ROO in November 2001, pursuant to which ROO proposed that the Company acquire all of the assets of ROO. At such time Michael Neistat, a director and officer of the Company also resigned such positions.

         Mr Daniel Aharonoff, the founder of the Company's 50% owned subsidiary, VideoDome agreed to join the Company's Board of Directors and serve as its President. The Company has received a heads of agreement (letter of intent) from VideoDome pursuant to which it has the right to acquire substantially all of the assets of VideoDome. Consummation of the proposed transaction with VideoDome is subject to the satisfactory completion of the Company's due diligence and negotiation of definitive agreements between the parties.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Plan of Operations

The Company was formed in February 1999 and is engaged in e-commerce, digital media and other technology businesses. The Company expects to add value to operating companies by providing active and ongoing management infrastructure, support, funding, and expertise. The Company also seeks to identify projects or entities that have high growth potential and can benefit from the commercial and financial expertise of its personnel. The Company's practice is to emphasize relationships in which its resources can enhance the creative and technological skills of its partners.

The Company does not have any meaningful revenues, and will not generate any meaningful revenues until it can successfully develop its operations. As of March 31, 2002, the Company had cash at bank of $143,918. In April 2002, the Company entered into an agreement with foreign investors (the "Investors"), pursuant to which the Investors have purchased a three (3) year option to buy up to 50,000,000 shares of the Company's common stock at an exercise price of $.04 per share. The premium relating to the option is $500,000. The Company has received $200,000 of the option premium with the balance due within 90 days. The Investors also received certain registration rights with respect to the Option Shares (the "April 2002 Private Placement"). The Company will seek to satisfy its cash requirements during the next twelve months through the proceeds of the April 2002 Private Placement, the sale of securities from its portfolio of stocks listed on the Australian Stock Exchange (the "Portfolio") and/or through other debt or equity financing. If the Company is unable to raise additional working capital it will be required to further reduce or cease its operations. During the next twelve months, the Company does not expect the purchase or sale of plant or any significant equipment, and the only current material commitments the Company has at this time is to meet the working capital requirements of Stampville, VideoDome and its Australian activities. The Company does not anticipate hiring additional employees at this time. In November, 2001 the Company announced that it had agreed in principle to pursue the acquisition of substantially all of the assets of three companies whose businesses are engaged in the digital media sector and increase its focus in the digital media area. The consummation of these transactions were subject to the satisfactory completion of the Company's due diligence and the negotiation and execution of definitive agreements. Beyond the development of Stampville and the Company's increased digital media focus, the Company is continually reviewing and considering other enterprises and ventures, but has not made any commitments at this stage.

To date the Company has satisfied its working capital requirements from the proceeds of its IPO and subsequent private placements including the April 2002 Private Placement, the sale of a portion of securities from the Portfolio, the sale of the Premises and through loans from affiliates, and a portion thereof has also been loaned to both Stampville and VideoDome, providing them with working capital.

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

Results of Operations

Three Months ended March 31, 2002 versus Three Months ended March 31, 2001

During the three months ending March 31, 2001 the Company's activities consisted of raising capital pursuant to the Offering, improving the functionality of the Stampville Web site, preparing stamp products for a potential offline based sales initiative, other limited test-marketing at Stampville and further investment in VideoDome. In the three months ending March 31, 2002, the Company's activities were mainly related to acquiring the business infrastructure of Streamcom, consummating the sale of the Company's premises Melbourne, Australia, efforts to commence trading of the Company's common stock on the Nasdaq OTC-Bulletin Board and other efforts to raise capital.

On January 14, 2002, the Company completed the acquisition of certain of the assets of Streamcom, a company engaged in the digital media sector. As provided in the agreement, the Company issued 10,000,000 shares of common stock to Streamcom. The Company acquired existing infrastructure, equipment and personnel that were of strategic importance to its digital media focus.

On February 4, 2002, the Company entered into a Contract of Sale over the building housing its executive offices at 34-36 Punt Road Windsor, Victoria Australia ("the Premises"). The sale closed on March 25, 2002. Under the terms of the Contract of Sale, the Company received a total consideration of $983,000 Australian dollars, equivalent to approximately $US503,000. Pursuant to a further agreement with the purchaser, the Company will receive a rent free period to continue occupying its executive offices in the Premises for a period of 12 months from the date of settlement.

In view of the limited financial resources available for the Company to direct toward Stampville, the Company had been exploring various possible options for Stampville. As of March 2002, Stampville restructured certain aspects of its operations and commenced a review of its operations. Since this time, the operation of substantially all of Stampville's activities has reverted back to its founders, Messrs Malamud and Popack in New York. The Company anticipates that this will significantly reduce Stampville's funding requirements from the Company, at least until such time as the Company has determined a more comprehensive strategy to advance Stampville's prospects.

The net loss for the three months ended March 31, 2002 was $494,377, compared with a net loss of $295,500 for the three months ended March 31, 2001. The primary reason for the change was a realization of a foreign currency loss of $164,694, which largely eventuated as a result of the sale of the Premises, as well as the incorporation of VideoDome into the Company's accounts. The Company's actual loss from operations for the three months ended March 31, 2002 was $309,396, which was down from $445,276 for the three months ended March 31, 2001.

The Company overall generated $19,648 in revenues in the three months ended March 31, 2002, compared with revenues of $14,189 in the three months ended March 31, 2001. Management attributes this increase to the commencement of limited sales operations and the incorporation of VideoDome into the Company's accounts.

Liquidity and Capital Resources

The Company's primary capital requirements have been to fund its investments in Stampville and VideoDome and its preparations to raise funds in the financial markets. Additional capital will be needed to maintain the operations of Stampville, VideoDome and the Company's other digital media activities, to pursue other business opportunities as well as to fund working capital requirements, including legal and professional expenses.

To date, capital requirements have been financed through the issuance of equity securities, long-term debt, loans from affiliates, the sale of marketable securities and the sale of the Premises. In February, 2001 the Company's Form SB-2 Registration Statement was declared effective by the SEC. The Company raised $507,460 from the sale of shares through the IPO and subsequently raised $155,000 in September 2001 in a private placement of 3,100,000 shares at a price of $0.05 per share.

On February 4, 2002, the Company entered into a Contract of Sale over the Premises. The sale closed on March 25, 2002. Under the terms of the Contract of Sale, the Company received a total consideration of $983,000 Australian dollars, equivalent to approximately $US503,000 and retired its outstanding note over the Premises which was $683,000 Australian dollars, which as of December 31, 2001 equaled to approximately $349,355 USD. In the three months ended March 31, 2002, the Company also continued to liquidate securities from the Portfolio and received approximately $218,474 USD from such sales. Following the liquidation of additional securities from the Portfolio and as a result of market fluctuations, as of March 31, 2002, the value of the Company's marketable securities available for sale reduced to $239,513 from $926,974 as at December 31, 2001.

As of March 31, 2002, the Company had cash of $143,918 and incorporating the Company's loans from affiliates, it had a working capital deficit of $570,720. As at March 31, 2002, loans and accrued interest payable to these affiliates was $976,335. Upon mutual agreement of the parties, these loans to affiliates shall be repaid only after the Company has received additional financing and at that time upon the mutual agreement of the Company's Board of Directors and these affiliates.

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

The Company has been dependent on the proceeds of the Offering, private placements of its equity securities and other financings in order to implement its operations. The Company has also historically borrowed additional funds for working capital requirements in loan transactions with parties related or affiliated with it. The Company also anticipates selling shares from its remaining Portfolio from time to time. As of March 31, 2002, the Company had a working capital deficit of $570,720, which deficit includes $976,335 in loans to affiliates as described above. The Company has significant cumulative net losses of $6,500,987 and is dependent on significant additional funding either from loans from affiliates, at their discretion, the sale of marketable securities held by the Company and/or debt or equity financing or alternative means of financing. In addition to the anticipated proceeds from the April 2002 Private Placement (see Recent Events), the Company also continues to seek additional capital in order to meet its cash flow requirements during the forthcoming year. There can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. If the Company is not successful in sourcing additional capital it may have to further significantly curtail or cease its operations and this could have a material adverse effect on the Company's business, results of operations and financial condition.

Inflation

The Company has not been materially affected by inflation in the United States. While it is not anticipated inflation will affect the Company's operations, increases in labor and supplies could impact its ability to compete.

Recent Developments

On April 10, 2002 the Company's common stock commenced trading on the NASDAQ OTC- Bulletin Board under the symbol "ITTE." In connection with its application for listing of the Company's common stock on the NASDAQ-OTC Bulletin Board, in March 2002, the Company entered into a voting agreement with Levi Mochkin, a former Chief Executive Officer of the Company and certain affiliated entities, pursuant to which the shares of common stock beneficially owned by these parties of approximately 49% of the outstanding shares of common stock in the Company, will be voted in accordance with the remaining shareholders. In addition to this Mr. Mochkin and these affiliated entities together with the officers and directors of the Company holding or entitled to common stock, entered into a two year Lock-Up Agreement with Kensington pursuant to which they have agreed not to offer or sell any shares of the Company's common stock without first obtaining the written consent of Kensington. The Company has engaged Kensington to provide it with investment and merchant banking services on a non-exclusive basis until August, 2003.

In April, 2002, the Company entered into the April 2002 Private Placement, pursuant to which the Investors have purchased a three (3) year option to buy up to 50,000,000 shares of the Company's common stock at an exercise price of $.04 per share. The premium relating to the option is $500,000. The Company has received $200,000 of the option premium with the balance due within 90 days. The Investors also received certain registration rights with respect to the Option Shares.

On April 30, 2002, the Company reached an agreement with its Chief Executive Officer and President, Robert Petty pursuant to which Mr. Petty resigned from all positions with the Company and its affiliates in order to devote his energies to the further development of ROO, which is owned by Mr. Petty. Pursuant to this agreement, the Company exercised an option to acquire 25% of ROO's capital stock on a fully-diluted basis. In connection with the foregoing, the Company elected not to proceed with the transactions contemplated by the heads of Agreement (letter of intent) delivered to the Company by ROO in November 2001, pursuant to which ROO proposed that the Company acquire all of the assets of ROO.

Mr Daniel Aharonoff, the founder of the Company's 50% owned subsidiary, VideoDome agreed to join the Company's Board of Directors and serve as its President. The Company has received a heads of agreement from VideoDome pursuant to which it has the right to acquire substantially all of the assets of VideoDome. Consummation of the proposed transaction with VideoDome is subject to the satisfactory completion of the Company's due diligence and negotiation of definitive agreements between the parties.

                                     PART II

Item 1.  LEGAL PROCEEDINGS

         The Company's affiliate, VidoeDome.Com Networks, Inc.("VideoDome") and certain of VideoDome's officers were named in a complaint styled Bob Helfant v VideoDome.Com Networks, Inc., a California corporation, Daniel Aharanoff, an individual, Vardit Cohen , an individual, et. al. filed in Superior Court for the State of California, County of Los Angeles on August 13, 2001 for breach of contract, promissory fraud, fraud and other causes of action arising out of an alleged employment agreement between plaintiff and VideoDome. In the complaint plaintiff alleges that VideoDome failed to honor the terms of an employment agreement which it had entered into with plaintiff and caused the plaintiff actual damages for breach of contract of up to $150,000 and additional damages arising out of VideoDome's breach of covenant of good faith and fair dealing, promissory fraud and actual fraud for emotional distress, loss of wages and other damages in an undetermined amount. VideoDome has responded to this complaint and the matter is currently in the discovery stage. On March 13, 2002, the Court ordered the parties to submit this dispute to an independent mediator. The mediation is to be completed by June 28, 2002. VideoDome believes the complaint to be without merit and is vigorously contesting the matter.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 14, 2002, the Company issued 10,000,000 shares of common stock in connection with the acquisition of certain of the assets of Streamcom Pty Ltd, a company engaged in the digital media sector. As provided in the agreement, the Company to Streamcom in January 2002.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable

Item 5.  OTHER INFORMATION

                  Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Reports

         The Company filed the following Reports on Form 8-K:

On January 18, 2002 with respect to the Company's change of independent certified public accountants. (as amended on March 14, 2002)

On February 12, 2002 with respect to the Contract of Sale, by the Company's wholly owned subsidiary over the building housing the Company's executive offices at 34-36 Punt Road Windsor, Victoria Australia and its completion of the Streamcom acquisition.

On February 25, 2002 with respect to the resignation of a Director.

(b)      Exhibits

         Exhibit 10.23 - Voting Trust and irrevocable proxy

         Exhibit 10.24 - Lock-Up Agreement

         Exhibit 10.25 - Investment and Merchant Banking consulting Agreement

                                                                   (FORM 10-QSB)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     I.T. TECHNOLOGY, INC.

Dated: May 14, 2002
                                     By: /s/ Daniel Aharonoff
                                         --------------------
                                             Daniel Aharonoff
                                             Director and President
                                            (Principal Executive Officer)

                                     By: /s/ Jonathan Herzog
                                         --------------------

                                             Jonathan Herzog
                                             Director and
                                             Chief Accounting Officer
                                            (Principal Financial Officer)