Form 10QSB
period 2002-06-30
I T TECHNOLOGY INC
filed 2002-08-12
CIK 1100006

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 2O549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    June 30, 2002
                                           --------------

                                       or

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



       15303 Ventura Boulevard, Suite 900, Sherman Oaks, California 91403
       -------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  (818)380-3020
                               ------------------
                         (Registrant's telephone number,
                              including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 145,176,653 shares of common stock outstanding as of August 1, 2002.

         ---------------------------------------------------------------

                                     PART 1


                              FINANCIAL INFORMATION


ITEM 1.  CONDENSED FINANCIAL STATEMENTS



              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                                       PAGE
                                                                       ----



CONDENSED CONSOLIDATED BALANCE SHEETS                                  1 - 2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                        3

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS                         4 - 5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT                    6 - 14

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------


                                           June 30, 2002       December 31, 2001
                                           -------------       -----------------
                                            (Unaudited)

CURRENT ASSETS
--------------
Cash                                         $  186,336          $  127,584
Other Receivable                                 13,629              13,427
Inventory                                        17,000              17,000
Prepaid Expenses                                  8,900               8,900
Investment in Australian
   Marketable Securities                        101,925             926,974
                                             ----------          ----------

     TOTAL CURRENT ASSETS                       327,790           1,093,885
     --------------------                    ----------          ----------


PROPERTY AND EQUIPMENT-NET                       85,444             724,368
--------------------------                   ----------          ----------


OTHER ASSETS
------------
Other                                             8,500                 300
Capitalized Software Costs                        5,394              58,058
                                             ----------          ----------


     TOTAL OTHER ASSETS                          13,894              58,358
     ------------------                      ----------          ----------


     TOTAL ASSETS                            $  427,128          $1,876,611
     ------------                            ==========          ==========


   See accompanying notes to the condensed consolidated financial statements.

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(CONTINUED)
-----------

                  LIABILITIES AND STOCKHOLDERS'(DEFICIT) EQUITY
                  ---------------------------------------------

                                            June 30, 2002      December 31, 2001
                                            ------------       ----------------
                                             (Unaudited)

CURRENT LIABILITIES
--------------------
Accounts Payable                             $    23,820         $    27,726
Accrued Expenses                                  61,194              43,592
Payable to Affiliates                          1,000,921             952,351
                                             -----------         -----------

     TOTAL CURRENT LIABILITIES                 1,085,935           1,023,669
     -------------------------               -----------         -----------

LONG-TERM DEBT                                        --             349,355
--------------                               -----------         -----------

TOTAL LIABILITIES                              1,085,935           1,373,024
-----------------                            -----------         -----------

COMMITMENTS AND CONTINGENCIES
-----------------------------

     STOCKHOLDERS'(DEFICIT) EQUITY
     -----------------------------
Preferred Stock, Par Value $.001;
   Authorized 25,000,000 Shares, no
   Shares Issued and Outstanding                      --                  --
Common Stock, Par Value $.0002;
   Authorized 500,000,000 Shares,
   Issued and Outstanding
   146,676,653 and 134,976,653
   Shares, Respectively                           29,335              26,995
Additional Paid-In Capital                     6,709,835           6,165,678
Deficit Accumulated During the
   Development Stage                          (7,098,762)         (6,006,610)
Accumulated Other Comprehensive
   (Loss) Income                                (299,215)            317,524
                                             -----------         -----------

     TOTAL STOCKHOLDERS'(DEFICIT) EQUITY        (658,807)            503,587
     -----------------------------------     -----------         -----------

     TOTAL LIABILITIES AND
      STOCKHOLDERS' (DEFICIT) EQUITY         $   427,128         $ 1,876,611
      ------------------------------         ===========         ===========


   See accompanying notes to the condensed consolidated financial statements.

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                             Cumulative From
                                                                                                             February 2, 1999
                                                                                                               (inception)
                               Three Months Ended  Three Months Ended  Six Months Ended   Six Months Ended       Through
                                  June 30, 2002       June 30, 2001     June 30, 2002      June 30, 2001      June 30, 2002
                                  -------------       -------------     -------------      -------------      -------------
NET REVENUES                      $      29,786      $      19,388      $      49,434      $      33,577      $     140,986
------------

COST OF GOODS SOLD                        5,922              3,478              6,009              8,147             47,885
------------------                -------------      -------------      -------------      -------------      -------------

     GROSS PROFIT                        23,864             15,910             43,425             25,430             93,101
     ------------                 -------------      -------------      -------------      -------------      -------------

OPERATING EXPENSES
-------------
Development                                  --             36,857                 --            131,951          1,074,213
Sales and Marketing                          --              1,206                 --             59,935            446,566
General and Administrative              572,628            333,225            901,585            634,198          4,847,476
Impairment Loss on Goodwill                  --                 --                 --                 --          1,360,923
                                  -------------      -------------      -------------      -------------      -------------

     TOTAL OPERATING EXPENSES           572,628            371,288            901,585            826,084          7,729,178
     ------------------------     -------------      -------------      -------------      -------------      -------------

     LOSS FROM OPERATIONS              (548,764)          (355,378)          (858,160)          (800,654)        (7,636,077)
     --------------------         -------------      -------------      -------------      -------------      -------------

OTHER INCOME/(EXPENSE)
Write-down of Investment
   in VideoDome                              --                 --                 --                 --           (250,000)
Foreign Currency
   Translation Gain/(Loss)                5,171            (19,778)          (159,523)            28,894            (36,574)
Interest, Net                           (21,330)           (20,113)           (49,092)           (37,513)          (171,941)
Equity in Loss of
   Stampville.Com                            --                 --                 --                 --           (185,955)
Other                                   (32,852)                --            (25,377)                --            (44,886)
                                  -------------      -------------      -------------      -------------      -------------

TOTAL OTHER INCOME/(EXPENSE)            (49,011)           (39,891)          (233,992)            (8,619)          (689,356)
----------------------------      -------------      -------------      -------------      -------------      -------------

     LOSS BEFORE
      MINORITY INTEREST                (597,775)          (395,269)        (1,092,152)          (809,273)        (8,325,433)
      -----------------

MINORITY INTEREST IN
   STAMPVILLE.COM, INC                       --             13,952                 --            132,456          1,226,671
   -------------------            -------------      -------------      -------------      -------------      -------------

     NET LOSS                     $    (597,775)     $    (381,317)     $  (1,092,152)     $    (676,817)     $  (7,098,762)
     --------                     =============      =============      =============      =============      =============

Basic and Diluted loss
Per common share                  $       (0.00)     $       (0.00)     $       (0.01)     $       (0.01)
                                  =============      =============      =============      =============

Weighted-average shares
Outstanding                         146,676,653        124,740,196        145,113,117        122,687,493
                                  =============      =============      =============      =============

   See accompanying notes to the condensed consolidated financial statements.

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 For the Period
                                                                     From
                                                                February 2, 1999
                                    Six Months      Six Months     (Inception)
                                       Ended          Ended          Through
                                    June 30, 2002  June 30, 2001   June 30, 2002
                                     -----------    -----------    -----------
INCREASE (DECREASE) IN CASH:
----------------------------
   CASH FLOWS FROM OPERATING
   -------------------------
   ACTIVITIES:
   -----------
Net Loss                             $(1,092,152)   $  (676,817)   $(7,098,763)
Adjustments to Reconcile Net Loss
 To Net Cash Used In Operating
 Activities:
   Depreciation and Amortization          89,062        378,282      1,300,084
   Write-Down of Inventory                    --             --         17,013
   Impairment Loss on Goodwill                --             --      1,360,923
   Write-Down of Investment in
    VideoDome                                 --             --        250,000
   Equity in Losses of Stampville
    Com, Inc.                                 --             --        185,955
   Minority Interest in Consolidated
    Subsidiary                                --       (132,456)    (1,226,671)
   Non-monetary Compensation             170,000         25,000        352,500
   Loss on Disposal of Fixed Assets       27,766          3,387         42,076
   (Gain)/Loss on Sale of Australia
    Marketable Securities                 50,790            (36)        66,807
   Amortization of Debt Discount              --             --           (874)
   (Increase)/Decrease in
    Accounts Receivable                     (202)         1,611        (12,260)
   Decrease in Inventory                      --         13,048          1,459
   (Increase)/Decrease in Prepaid
    and Other Assets                         300          3,057       (149,630)
   (Decrease) in Accounts Payable         (3,906)        (6,760)        (5,661)
   (Decrease)/Increase in Accrued
    Expenses                              17,602        (61,630)        60,018
   (Decrease) in Customer Advances            --        (15,035)            --
                                     -----------    -----------    -----------
     NET CASH FLOWS USED IN
     ----------------------
      OPERATING ACTIVITIES              (740,740)      (468,349)    (4,857,024)
      --------------------           -----------    -----------    -----------

CASH FLOWS FROM INVESTING
-------------------------
   ACTIVITIES:
   -----------
Investment in VideoDome                       --       (221,000)      (722,993)
Investment in Stampville.Com, Inc.            --             --       (598,522)
Purchase of Property and Equipment           370        (30,872)      (354,233)
Proceeds From the Sale of Building       521,187             --        521,187
Proceeds From the Sale of
 Australian Portfolio                    141,706          1,281        218,494
                                     -----------    -----------    -----------


   See accompanying notes to the condensed consolidated financial statements.

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(CONTINUED)
-----------
                                                               For the Period
                                                                    From
                                                               February 2, 1999
                                      Six Months     Six Months   (Inception)
                                         Ended         Ended        Through
                                     June 30, 2002  June 30, 2001 June 30, 2002
                                      -----------    -----------    -----------
     NET CASH FLOWS PROVIDED BY
     --------------------------
     (USED) IN INVESTING ACTIVITIES   $   663,263    $  (250,591)   $  (936,067)
      ------------------------------  -----------    -----------    -----------

CASH FLOWS FROM FINANCING
-------------------------
   ACTIVITIES:
   -----------
(Payments Made)/Proceeds Received
 From Notes Payable                      (323,294)       189,546      1,451,857
Proceeds From Issuance of
 Common Stock                                  --        507,460      4,176,970
Proceeds From Issuance of Options         300,000             --        300,000
                                      -----------    -----------    -----------

     NET CASH FLOWS (USED)/PROVIDED
     ------------------------------
      BY FINANCING ACTIVITIES             (23,294)       697,006      5,928,827
      ------------------------        -----------    -----------    -----------

     EFFECT OF FOREIGN CURRENCY
     --------------------------
      TRANSLATION ON CASH                 159,523        (28,377)        50,600
     ---------------------            -----------    -----------    -----------

     NET INCREASE/(DECREASE) IN CASH       58,752        (50,311)       186,336
     -------------------------------

CASH AT BEGINNING OF THE PERIOD           127,584        150,384             --
------------------------------        -----------    -----------    -----------

CASH AT END OF THE PERIOD             $   186,336    $   100,073    $   186,336
-------------------------             ===========    ===========    ===========

NON CASH INVESTING ACTIVITIES
-----------------------------
Common Stock Issued to
 Purchase Australian
 Marketable Securities                $        --    $   701,900    $   701,900
                                      ===========    ===========    ===========

Issuance of 10,000,000 Shares
 of Common Stock for Asset
 Acquisition                          $    67,997    $        --    $    67,997
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

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1   COMPANY BACKGROUND AND BUSINESS PLAN
------   ------------------------------------

         I.T. Technology, Inc. ("I.T. Technology") was incorporated in Delaware on February 2, 1999. I.T. Technology is engaged in e-commerce and digital media businesses through interests in its operating subsidiaries, Stampville.Com Inc. ("Stampville") and VideoDome.com Networks, Inc., ("VideoDome"). I.T. Technology has two wholly-owned subsidiaries, I.T. Technology Pty. Ltd., which furthers its operations in Australia, and Bickhams Media, Inc, which owns 50% of VideoDome; and I.T. Technology also owns 50.1% of Stampville and 25% of ROO Media Corporation ("ROO"), (collectively referred to as the "Company").

         I.T. Technology is a development stage enterprise, with limited sales, and its activities through June 30, 2002 have been principally devoted to organizational activities, raising capital, acquiring equity interests in Stampville, VideoDome and ROO and the assets and business infrastructure of Streamcom Pty Ltd and negotiating the potential acquisition of the remaining interest in VideoDome that it does not already own (see Note 9), plus other efforts. Stampville has developed its web-site at www.stampville.com and specializes in the wholesale and Internet sale of philatelic memorabilia, including stamps and other collectibles. VideoDome provides a range of Digital Media services, including but not limited to: hosting and delivery, media management services, registration and delivery of video stream via the Internet. ROO is a recently established development stage enterprise aggregating and distributing online digital media content. The Company has incurred losses since inception, and management anticipates incurring substantial additional losses as it pursues its strategies. Additionally, I.T. Technology will require additional capital to fund the activities and further development of the operations of the Company. Due to changes in the marketplace and the economic environment, the Company has recently determined that it will seek to broaden its strategic focus and pursue a broader range of potential growth and investment strategies.

         On February 14, 2001, I.T. Technology's registration statement filed on Form SB-2 with the Securities and Exchange Commission (SEC) covering the offer and sale of up to 25 million of its shares of common stock at $0.10 per share in an Initial Public Offering ("IPO") was declared effective. The Company sold 5,074,000 shares for proceeds of $507,400 through the IPO. On September 14, 2001, the Company sold an additional 3,100,000 shares for proceeds of $155,000 in a private placement. In April, 2002 the Company's common stock commenced trading on the NASDAQ OTC- Bulletin Board under the symbol "ITTE" and the Company subsequently entered into an agreement with foreign investors (the "Investors"), pursuant to which the Investors purchased for $500,000 a three (3) year option to buy up to 50,000,000 shares of the Company's common stock at an exercise price of $0.04 per share. The Company has received $300,000 of the option purchase price, as of June 30, 2002. The amount was recorded to additional paid-in capital. Subsequent to June 30, 2002, the Company received approximately $100,000 more of the option purchase price, which will be recorded to additional paid-in capital. The remaining $100,000 of the option purchase price will be recorded by the Company when received.

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

         (B) ESTIMATES
         -------------

         The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         (D) LOSS PER COMMON SHARE
         -------------------------

         Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each year. Common stock equivalents are not included in the computation of diluted net loss per common share because the effect would be anti dilutive.

         (E) INTERIM CONSOLIDATED FINANCIAL STATEMENTS
         ---------------------------------------------

         The condensed consolidated financials statements as of June 30, 2002 and for the six months ended June 30, 2002 and 2001 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2001 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


         (F) GOING CONCERN
         -----------------

         The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has cumulative losses of $7,098,762 and is dependent on additional funding from loans from affiliates, at their discretion, the sale of marketable securities held by the Company and/or debt or equity financing or alternative means of financing. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Management plans to rely on either loans from affiliates, at their discretion, the sale of marketable securities held by the Company and/or debt or equity financing to finance its operations. However, there is no assurance that the Company will be successful in achieving such financing or raising sufficient capital to fund its operations and the further development of the Company.

NOTE 3   ACCOUNTING CHANGE - GOODWILL AMORTIZATION
------   -----------------------------------------

         Effective January 1, 2002, I.T. Technology adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized. Following is a reconciliation of previously reported net loss to pro forma net loss excluding goodwill amortization for the six months ended June 30, 2001:

                                                         2002          2001
                                                         ----          -----

         Net loss as reported                         $1,092,152   $  676,817
         Goodwill amortization, net of  tax                   --      261,314
                                                      ----------   ----------

         Pro forma net loss                           $1,092,152   $  415,503
                                                      ==========   ==========

NOTE 4   CAPITALIZATION
------   --------------

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

         (B) COMMON STOCK
         ----------------

         In April 2002, the Company entered into an agreement with foreign investors (the "Investors"), pursuant to which the Investors purchased for $500,000 a three (3) year option to buy up to 50,000,000 shares of the Company's common stock at an exercise price of $.04 per share (See
         Note 1).

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         In March 2002, I.T. Technology engaged Kensington Capital Corp ("Kensington") pursuant to an investment and merchant banking contract on a non-exclusive basis until August, 2003. Pursuant to this agreement, in April 2002, the Company issued Kensington 1,700,000 shares of its restricted common stock as partial consideration for its consulting services. In connection with this, a charge to operations of $170,000 was recorded based on the then market value of the common stock.

         On January 14, 2002 I.T. Technology issued 10,000,000 shares of common stock to Pacific and Orient Investments Ltd, pursuant to an Asset Purchase Agreement of the same date in connection with the acquisition of the assets and infrastructure of Streamcom Pty Ltd. This resulted in an increase in additional paid-in capital of $66,000 for the six months ended June 30, 2002.

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

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         In April, 2001, the Company and Stampville determined it to be in Stampville's best interests to take advantage of the lower Australian currency and significant cost savings and operating advantages that would result through the relocation of important aspects of its operations, including finance, development and maintenance of its websites to the Company's offices in Melbourne, Australia, whilst maintaining the New York branch of Stampville to focus more on fulfillment, delivery and sales efforts. Subsequently in March 2002, in view of the limited financial resources available for I.T. Technology to direct toward Stampville, the Company explored various possible options for Stampville and further restructured and commenced a review of its operations. Since this time, the operation of substantially all of Stampville's activities has reverted back to its founders, Messrs Malamud and Popack in New York. This has significantly reduced Stampville's funding requirements from the Company, whilst at the same time, the Company continues to work with the founders of Stampville to determine a more comprehensive strategy to advance Stampville's prospects.

NOTE 6   INVESTMENT IN VIDEODOME
------   -----------------------

         On March 24, 2000, the Company entered into an option agreement to acquire up to a 50.1% equity interest in VideoDome. On April 10, 2000, the Company invested an initial $150,000 for a 5% equity interest in VideoDome. On July 28, 2000 the Company invested a further $150,000 for an additional 5% equity interest. An option to acquire a further 40.1% equity interest for approximately $5,000,000 upon completion of due diligence, receipt from VideoDome of audited financial statements, and the raising of sufficient funds to complete the potential investment in VideoDome expired on October 31, 2000. Management has written off its investment as a result of the recurring losses in VideoDome and to reflect uncertainty in the market, the broad decline in the market value of technology companies and the high degree of risk associated with development stage enterprises.

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

         (ii) Note payable to Ledger Technologies Pty. Ltd., a related party. Ledger Technologies Pty. Ltd. has advanced I.T. Technology $563,343 as at December 31, 2001 and $592,099, as at June 30, 2002, including accrued interest, to fund its working capital needs. The loan bears interest at the rate of ten percent (10%) per annum and is payable in equivalent Australian dollars.

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

         Notes and Loans payable consists of the following:

                                                 June 30, 2002 December 31, 2001
                                                 ------------- -----------------

         Property loan                              $        --    $   349,355
         Loan from Ledger Technologies Pty. Ltd.        592,099        563,343
         Loan from Instanz Nominees Pty. Ltd.           177,070        168,468
         Loan from Sunswipe Australasia Pty. Ltd.       115,783        110,159
         Loan from Sunswipe Australasia Pty. Ltd.       115,969        110,381
                                                    -----------    -----------
                                                      1,000,921      1,301,706
          Less: current portion                      (1,000,921)      (952,351)
                                                    -----------    -----------
          Long-Term debt                            $        --    $   349,355
                                                    ===========    ===========

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 8   STOCK OPTION PLAN
------   -----------------

         In April 2000, I.T. Technology's Board of Directors authorized the issuance of up to 8,250,000 shares of common stock in connection with I.T. Technology's 2000 Stock Option Plan. The 2000 Stock Option Plan became effective on February 14, 2001 in connection with I.T. Technology's effective registration statement on Form SB-2. I.T. Technology intends to grant options under the Stock Option Plan to officers, directors, employees and consultants of I.T. Technology and its subsidiaries. No options have been granted under the 2000 Stock Option Plan as of June 30, 2002.

         At June 30, 2002, there are 1,250,000 stock options outstanding to Robert Petty, a former President and Chief Executive Officer of the Company and certain of his affiliates, which have been granted pursuant to various agreements. The options are exercisable at $0.10 per share. Options covering 1,000,000 shares expire on July 30, 2003 and options covering the remaining 250,000 shares expire on April 30, 2004.

NOTE 9   ACQUISITIONS
------   ------------

         On January 14, 2002, the Company completed the acquisition of certain of the assets of Streamcom Pty Ltd ("Streamcom"), a company engaged in the digital media sector amounting to $66,000. As provided in the agreement, the Company issued 10,000,000 shares of common stock to Streamcom in January 2002. The Company acquired existing infrastructure, equipment and personnel that were of strategic importance to its plans for an increased digital media focus.

         As part of its plans for an increased digital media focus, in November 2001, the Board of Directors had agreed in principle to pursue the negotiation and execution of definitive agreements, along the lines of certain signed agreements it had received (Letters of Intent) for the acquisition of substantially all of the assets of two other companies whose businesses are engaged in the digital media sector:

         o VideoDome.com Networks, Inc, a 50% owned subsidiary of the Company ("VideoDome");

         o ROO Media Corporation, Inc. ("ROO") a company owned and controlled by Robert Petty, the Company's then President and Chief Executive Officer;

         In April 2002, the Company elected not to proceed with the contemplated acquisition of ROO. On April 30, 2002, the Company reached an agreement with its then Chief Executive Officer and President, Robert Petty pursuant to which Mr. Petty resigned from all positions with the Company and its affiliates in order to devote his energies to the further development of ROO, which is owned by Mr. Petty. Pursuant to this agreement, certain stock options previously granted to Mr. Petty and his affiliates became vested as a result of the Company exercising its option to acquire a 25% equity interest in ROO's capital stock on a fully-diluted basis. In connection with the agreement, the Company recorded an $8,500 investment in ROO. The Company will not share in the losses of ROO, however in the event that ROO has net income in the future, the Company will then record its share of the net income.

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         The Company received a heads of agreement from VideoDome in November 2001, pursuant to which VideoDome agreed that the Company could acquire substantially all of its assets, replacing its current equity interests. The consummation of this transaction was subject to the completion of satisfactory due diligence on VideoDome and the negotiation and execution of a definitive asset purchase agreement with VideoDome on terms deemed acceptable to the Company. The Company is continuing to review this transaction. There can be no assurance that definitive agreements will be entered into with VideoDome or that any of this transaction will in fact be consummated.

         In view of the Company's shift in strategic focus previously discussed and as a result of the events mentioned above and the limited financial resources available to the Company combined with the lack of any meaningful revenues in Australia from Streamcom; in July 2002, following the loss of certain key personnel, the Company opted to curtail its existing digital media activities in Australia at the present time and increase its focus in the more developed U.S. market through VideoDome directly. The Company is directing any resources available from Streamcom toward improving VideoDome's operations.

NOTE 10  COMMITMENTS AND CONTINGENCIES
-------  -----------------------------

         The Company's affiliate, VideoDome and certain of VideoDome's officers were named in a complaint styled Bob Helfant v VideoDome.Com Networks, Inc., a California corporation, Daniel Aharanoff, an individual , Vardit Cohen, an individual, et. al. filed in Superior Court for the Sate of California, County of Los Angeles, on August 13, 2001. Pursuant to court order, the matter was submitted to a non-binding mediation on June 6, 2002. As a result thereof and subsequent negotiations between the parties, the matter was settled and the plaintiff agreed to dismiss the matter with prejudice in return for the payment by VideoDome and Mr. Aharanoff of non-material sums. The Company has paid the plaintiff all amounts due from it pursuant to the settlement. The Company will no longer be reporting on this matter.

         There are no other legal proceedings against the Company outstanding.

NOTE 11  RECENT EVENTS
-------  -------------

         In July, 2002, the Company relocated its principal offices to California, however it still maintains offices in Melbourne, Australia.

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

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Plan of Operations

The Company was formed in February 1999 and is currently engaged in e-commerce and digital media businesses, through interests in its operating subsidiaries, Stampville and VideoDome. The Company's practice is to emphasize relationships in which its resources can enhance the creative and technological skills of its partners. The Company expects to add value to operating companies by providing active and ongoing management infrastructure, support, funding, and expertise. Due to changes in the marketplace and the economic environment, the Company recently decided to seek to broaden its strategic focus and pursue a broader range of potential growth and investment strategies in other enterprises or ventures which in the Company's judgement either have significant near term growth potential or the potential to generate operating profits in the near to mid term.

The Company does not have any meaningful revenues, and will not generate any meaningful revenues until it can successfully develop its operations. As of June 30, 2002, the Company had cash at bank of $186,336. The Company will seek to satisfy its cash requirements during the next twelve months through the proceeds of a recent private placement, the sale of securities from its portfolio of stocks listed on the Australian Stock Exchange (the "Portfolio") and/or through other debt or equity financing. If the Company is unable to raise additional working capital it will be required to further reduce or cease its operations. During the next twelve months, the Company does not anticipate any significant capital outlays for capital items and the only current material commitments the Company has at this time is to meet the working capital requirements principally of its corporate activities and VideoDome. The Company does not anticipate hiring additional employees at this time.

To date the Company has satisfied its working capital requirements from the proceeds of its IPO and subsequent private placements - including a private placement which was entered into in April 2002, the sale of a portion of securities from the Portfolio, the sale of its building headquarters in Australia and through loans from affiliates, and a portion thereof has also been loaned to both Stampville and VideoDome, providing them with working capital.

The Company has generated losses from its inception and anticipates that it will continue to incur significant losses until, at the earliest, it can generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with establishing, attracting and retaining a significant business base. In the six months ended June 30, 2002 the Company incurred a net loss of $1,092,152, which includes the Company taking account of losses incurred by consolidation of its 50% equity interest in VideoDome. There can be no assurance that the Company will be able to generate meaningful revenues or achieve profitable operations. As a result of a shift in the Company's strategic focus discussed above, the Company does not anticipate meaningful additional revenue or capital expenditures in the near term with respect to Streamcom, which its Australian subsidiary acquired in January 2002, which has been involved in digital media activities.

Results of Operations

Three Months and Six Months ended June 30, 2002 versus Three and Six Months ended June 30, 2001

During the three and six months ending June 30, 2002, the Company generated revenues of $29,786 and $49,434, respectively as compared to revenues of $19,388 and $33,577 for the corresponding periods in 2001. These revenues are principally attributed to sales generated by both VideoDome and Stampville. The increases in revenue are a result of having a more established business infrastructure leading to the commencement of additional sales and the incorporation of VideoDome into the Company's accounts during the six months ending June 30, 2002.

During the three and six months ending June 30, 2002, the Company had operating expenses of $572,628 and $901,585, respectively as compared to $371,288 and $826,084 during the prior periods. The significant increase in operating expenses for the three months ending June 30, 2002, is attributed to an increase in general and administrative costs predominantly as a result of a charge to operations of $170,000 in connection with the issuance of securities for investment and merchant banking services. Excluding this, the general and administrative costs for the six months ending June 30, 2002 would have otherwise been reduced, as a result of the reduction in overhead and development costs at Stampville from the previous year. General and administrative expenses consist primarily of items such as insurance, consulting fees, salaries, legal and accounting expenses, depreciation, investor relations costs, and other costs associated with being a public company.

The net loss for the three months ended June 30, 2002 was $597,775, compared with a net loss of $381,317 for the three months ended June 30, 2001. The primary reason for the change was the increased general and administrative expenses described above. The net loss for the six months ended June 30, 2002 was $1,092,152, compared with a net loss of $676,817 for the six months ended June 30, 2001. In addition to that which has been described, this is also a result of the consolidation of VideoDome into the Company's financial statements and also the fact that since the period ended June 30, 2001, the Company wrote down its investment in Stampville and no longer accounts for a minority interest for this investment.

During the three months ending June 30, 2002, the Company's activities consisted of the commencement of trading of the Company's common stock on the Nasdaq OTC-Bulletin Board, a private placement, acquiring a 25% equity interest in ROO, an increased focus on sales at VideoDome and other corporate activities. During the corresponding period in the year 2001, the Company's activities included raising capital pursuant to the IPO, refinancing its building headquarters, acquiring the Portfolio, preparing for the launch of an improved Stampville Web site and further investment in VideoDome.

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

As of May 1, 2002, Mr Daniel Aharonoff, the founder of the Company's 50% owned subsidiary, VideoDome agreed to join the Company's Board of Directors and serve as its President. The Company also received a heads of agreement from VideoDome in November 2001, pursuant to which VideoDome agreed that the Company could acquire substantially all of its assets, replacing its current equity interests. The consummation of this transaction was subject to the completion of satisfactory due diligence on VideoDome and the negotiation and execution of a definitive asset purchase agreement with VideoDome on terms deemed acceptable to the Company. The Company is continuing to review this transaction. There can be no assurance that definitive agreements will be entered into with VideoDome or that any of this transaction will in fact be consummated.

In April, 2002 the Company's common stock commenced trading on the Nasdaq OTC-Bulletin Board under the symbol "ITTE." In connection with its application for listing of the Company's common stock on the Nasdaq - OTC Bulletin Board, in March 2002, the Company entered into a voting agreement with a former Chief Executive Officer of the Company and certain affiliated entities, pursuant to which the shares of common stock beneficially owned by these parties (approximately 49% of the outstanding shares of common stock in the Company), will be voted in a like manner as the shares held by the remaining shareholders. In addition to this, these affiliated entities together with the officers and directors of the Company holding or entitled to common stock, entered into a two year Lock-Up Agreement with Kensington pursuant to which they have agreed not to offer or sell any shares of the Company's common stock without first obtaining the written consent of Kensington.

Liquidity and Capital Resources

The Company's primary capital requirements have been to fund its investments in Stampville and VideoDome and its preparations to raise funds in the financial markets. Additional capital will be needed to maintain the operations of Stampville, VideoDome and the Company's other activities, to pursue other business opportunities as well as to fund working capital requirements, including legal and professional expenses. The Company has engaged Kensington to provide it with investment and merchant banking services on a non-exclusive basis until August, 2003.

As of June 30, 2002, the Company had cash of $186,336, a working capital deficit of $758,145 and cumulative net losses of $7,098,762. The Company's working capital deficit incorporates loans from affiliates in the amount of $1,085,935. Upon mutual agreement of the parties, these loans to affiliates shall be repaid only after the Company has received additional financing and at that time upon the mutual agreement of the Company's Board of Directors and these affiliates. To date, capital requirements have been financed through the issuance of equity securities through private placements and the IPO, long-term debt, loans from affiliates, the sale of marketable securities from the Portfolio and the sale of the Company's Australian building premises (the "Premises"). The Company is dependent on significant additional funding either from loans from affiliates, at their discretion, the sale of marketable securities held by the Company and/or debt or equity financing or alternative means of financing.

 In February, 2001 the Company's Form SB-2 Registration Statement was declared effective by the SEC. The Company raised $507,460 from the sale of shares through the IPO and subsequently raised $155,000 in September 2001 in a private placement of 3,100,000 shares at a price of $0.05 per share.

On February 4, 2002, the Company entered into a Contract of Sale over the Premises. The sale closed on March 25, 2002. Under the terms of the Contract of Sale, the Company received a total consideration of $983,000 Australian dollars, equivalent to approximately $US503,000 and retired its outstanding note over the Premises which was $683,000 Australian dollars, which as of December 31, 2001 equaled to approximately $349,355 USD. In the six months ended June 30, 2002, the Company also liquidated securities from the Portfolio and received approximately $141,706 USD from such sales. As of June 30, 2002, the value of the Company's marketable securities available for sale was reduced to $101,925 from $239,513 as at March 31, 2002, predominantly as a result of market fluctuations.

In April 2002, the Company entered into an agreement with foreign investors (the "Investors"), pursuant to which the Investors purchased for $500,000 a three (3) year option to buy up to 50,000,000 shares of the Company's common stock at an exercise price of $.04 per share. The Company has received approximately $400,000 of the option purchase price, with the balance due currently. The Investors received certain registration rights with respect to any shares issued to them in connection with the exercise of the option (the "April 2002 Private Placement").

In addition to the remaining proceeds from the April 2002 Private Placement, the Company also continues to seek additional capital in order to meet its cash flow requirements during the forthcoming year. The capital requirements relating to implementation of the Company's business plan will be significant. The Company currently intends during the next twelve months to pursue its investment in the digital media sector, principally through VideoDome and pursue new business opportunities. At its existing level of operations, the Company anticipates that it will require at least an additional $250,000 during the next twelve months. As discussed above, its working capital requirements will be principally to satisfy its corporate obligations and the working capital of VideoDome. Other than as described above, at present there are no material commitments for capital expenditures.

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

Recent Developments

As a result of a shift in the Company's strategic focus discussed above and the limited financial resources currently available to the Company combined with the lack of any meaningful revenues in Australia from Streamcom; in July 2002, following the loss of certain key personnel, the Company opted to curtail its existing digital media activities in Australia at the present time and increase its focus in the more developed U.S. market through VideoDome directly. The Company is directing any resources available from Streamcom toward improving VideoDome's operations.

In July, 2002, the Company relocated its principal offices to California, however it still maintains offices in Melbourne, Australia.

                                     PART II


Item 1.  LEGAL PROCEEDINGS

         The Company's affiliate, VideoDome and certain of VideoDome's officers were named in a complaint styled Bob Helfant v VideoDome.Com Networks, Inc., a California corporation, Daniel Aharanoff, an individual , Vardit Cohen, an individual, et. al. filed in Superior Court for the Sate of California, County of Los Angeles, on August 13, 2001. Pursuant to court order, the matter was submitted to a non-binding mediation on June 6, 2002. As a result thereof and subsequent negotiations between the parties, the matter was settled and the plaintiff agreed to dismiss the matter with prejudice in return for the payment by VideoDome and Mr. Aharanoff of non-material sums. The Company has paid the plaintiff all amounts due from it pursuant to the settlement. The Company will no longer be reporting on this matter.

         There are no other legal proceedings against the Company outstanding.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 8, 2002, the Company issued 1,700,000 shares of common stock in connection with consulting agreements for services.

         In April 2002, the Company entered into an agreement with foreign investors (the "Investors"), pursuant to which the Investors purchased for $500,000 a three (3) year option to buy up to 50,000,000 shares of the Company's common stock at an exercise price of $.04 per share. The Company has received $300,000 of the option purchase price as of June 30, 2002.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

Item 5.  OTHER INFORMATION

         Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Reports

                  In the three months ended, June 30, 2002, the Company filed the following Reports on Form 8-K:

                  On May 2, 2002 with respect to the resignation of the Company's President and another director and in connection with the acquiring a 25% interest in ROO Media Corporation.

         (b)      Exhibits

                  Exhibit 3.6 - Amendment to Corporation's Bylaws dated June 25,
                                2002.

                  Exhibit 99.1 - Officer's certification regarding Quarterly
                                 Report on Form 10-QSB for the Quarter Ended
                                 June 30, 2002.

                  Exhibit 99.2 - Officer's certification regarding Quarterly
                                 Report on Form 10-QSB for the Quarter Ended
                                 June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    I.T. TECHNOLOGY, INC.

Dated: August 9, 2002
                                    By: /s/ Daniel Aharonoff
                                        ---------------------
                                        Daniel Aharonoff
                                        Director and President
                                        (Principal Executive Officer)



                                    By: /s/ Yam-Hin Tan
                                        --------------------
                                        Yam-Hin Tan
                                        Director and
                                        Chief Financial Officer
                                       (Principal Financial Officer)