Form 10QSB
period 2002-09-30
I T TECHNOLOGY INC
filed 2002-11-14
CIK 1100006

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 2O549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    September 30, 2002
                                              --------------

                                       or

[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 159,026,653 shares of common stock outstanding as of November 1, 2002.

         _______________________________________________________________

                                     PART 1


                              FINANCIAL INFORMATION


ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------



                                          September 30, 2002  December 31, 2001
                                          ------------------  -----------------
                                             (Unaudited)        (as restated)
                                             ----------          ----------
CURRENT ASSETS
--------------
Cash                                         $  197,617          $  127,584
Other Receivable                                 19,117              13,427
Prepaid Expenses                                  9,629               8,900
Investment in Australian
   Marketable Securities                         45,271             926,974
                                             ----------          ----------

     TOTAL CURRENT ASSETS                       271,634           1,076,885
                                             ----------          ----------


EQUIPMENT-NET                                    82,463             724,368
                                             ----------          ----------



OTHER ASSETS
------------
Other                                             8,530                 300
Capitalized Software Costs                        4,495              58,058
Inventory                                        17,000              17,000
                                             ----------          ----------



     TOTAL OTHER ASSETS                          30,025              75,358
                                             ----------          ----------



     TOTAL ASSETS                            $  384,122          $1,876,611
                                             ==========          ==========


   See accompanying notes to the condensed consolidated financial statements.

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(CONTINUED)
-----------


                  LIABILITIES AND STOCKHOLDERS'(DEFICIT) EQUITY
                  ---------------------------------------------

                                           September 30, 2002  December 31, 2001
                                           ------------------  -----------------
                                               (Unaudited)      (as restated)
                                               -----------       -----------
CURRENT LIABILITIES
-------------------
Accounts Payable                               $    24,835       $    27,726
Accrued Expenses                                    49,965            43,592
Payable to Affiliates                            1,026,127           952,351
                                               -----------       -----------

     TOTAL CURRENT LIABILITIES                   1,100,927         1,023,669
                                               -----------       -----------
LONG-TERM DEBT                                          --           349,355

TOTAL LIABILITIES                                1,100,927         1,373,024
                                               -----------       -----------

COMMITMENTS AND CONTINGENCIES
-----------------------------

     STOCKHOLDERS'(DEFICIT) EQUITY
     -----------------------------
Preferred Stock, Par Value $.001;
   Authorized 25,000,000 Shares, no
   Shares Issued and Outstanding                        --                --
Common Stock, Par Value $.0002;
   Authorized 500,000,000 Shares,
   Issued and Outstanding
   146,676,653 and 134,976,653
   Shares, Respectively                             29,335            26,995
Additional Paid-In Capital                       7,009,887         6,165,678

Deficit Accumulated During the
   Development Stage                            (7,622,010)       (6,129,459)
Accumulated Other Comprehensive
   (Loss) Income                                   (39,017)          440,373
Deferred Compensation                              (95,000)               --
                                               -----------       -----------

     TOTAL STOCKHOLDERS'(DEFICIT) EQUITY          (716,805)          503,587
                                               -----------       -----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' (DEFICIT) EQUITY           $   384,122       $ 1,876,611
                                               ===========       ===========


   See accompanying notes to the condensed consolidated financial statements.

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                Cumulative From
                                                                                                                   Inception
                                                                                                               (February 2, 1999
                              Three Months Ended  Three Months Ended   Nine Months Ended  Nine Months Ended         Through
                              September 30, 2002  September 30, 2001  September 30, 2002  September 30, 2001   September 30, 2002
                              ------------------  -----------------   ------------------  ------------------   ------------------
                                                     (as restated)                           (as restated)         (as restated)
NET REVENUES                   $      34,456        $      16,165        $      83,890        $      49,742        $     175,442

     COST OF GOODS SOLD                   --               17,190                6,009               25,337               47,885
                               -------------        -------------        -------------        -------------        -------------
     GROSS PROFIT                     34,456               (1,025)              77,881               24,405              127,557
                               -------------        -------------        -------------        -------------        -------------


Development                               --               26,053                   --              978,046            1,074,213
Sales and Marketing                       --                6,815                   --               66,750              446,566
General and Administrative           211,665              343,849            1,113,250              158,004            5,059,141
Impairment Loss on Goodwill               --            1,360,923                   --            1,360,923            1,360,923
                               -------------        -------------        -------------        -------------        -------------
     TOTAL OPERATING EXPENSES        211,665            1,737,640            1,113,250            2,563,723            7,940,843
                               -------------        -------------        -------------        -------------        -------------
     LOSS FROM OPERATIONS           (177,209)          (1,738,665)          (1,035,369)          (2,539,318)          (7,813,286)
                               -------------        -------------        -------------        -------------        -------------

OTHER INCOME/(EXPENSE)
                                                                                                                   -------------
Write-down of Investment
   in VideoDome                           --                   --                   --                   --             (250,000)
Interest, Net                        (27,032)             (26,456)             (76,124)             (63,969)            (198,000)
Equity in Loss of
   Stampville.Com                         --                   --                   --                   --             (185,955
Impairment Loss on Australian
   Marketable Securities            (355,869)                  --             (355,869)                  --             (355,869)
Other                                    288              (20,154)             (25,089)             (20,154)             (44,598)
                               -------------        -------------        -------------        -------------        -------------
TOTAL OTHER INCOME/(EXPENSE)        (382,613)             (46,610)            (457,082)             (84,123)          (1,035,395
                               -------------        -------------        -------------        -------------        -------------
     LOSS BEFORE
      MINORITY INTEREST             (559,822)          (1,785,275)          (1,492,451)          (2,623,441)          (8,848,681)

MINORITY INTEREST IN
   STAMPVILLE.COM, INC                    --               44,000                   --              176,456            1,226,671
                               -------------        -------------        -------------        -------------        -------------
     NET LOSS                  $    (559,822)       $  (1,741,275)          (1,492,451)       $  (2,446,985)       $  (7,622,010)
                               =============        =============        =============        =============        =============

Basic and Diluted loss
Per common share               $       (0.00)       $       (0.01)       $       (0.01)       $       (0.02)
                               =============        =============        =============        =============
Weighted-average shares
Outstanding                      146,676,653          124,192,418          146,003,859          125,807,954
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

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    For the Period
                                                                                         From
                                           Nine Months         Nine Months          February 2, 1999
                                             Ended               Ended            (Inception) Through
                                        September 30, 2002   September 30, 2001    September 30, 2002
                                        ------------------   -----------------    ------------------
                                                               (as restated)         (as restated)
INCREASE (DECREASE) IN CASH:
----------------------------
   CASH FLOWS FROM OPERATING
   -------------------------
   ACTIVITIES:
   -----------
Net Loss                                    $(1,492,451)        $(2,446,985)        $(7,622,010)
Adjustments to Reconcile Net Loss
 To Net Cash Used In Operating
 Activities:
   Depreciation and Amortization                 90,986             389,069           1,302,007
   Write-Down of Inventory                           --              17,013              17,013
   Impairment Loss on Goodwill                       --           1,360,923           1,360,923
   Impairment Loss on Australian
    Marketable Securities                       355,868                  --             355,868
   Write-Down of Investment in
    VideoDome                                        --                  --             250,000
   Equity in Losses of Stampville
    Com, Inc.                                        --                  --             185,955
   Minority Interest in Consolidated
    Subsidiary                                       --            (176,456)         (1,226,671)
   Non-monetary Compensation                    175,000              75,000             357,500
   Loss on Disposal of Fixed Assets              27,766                  --              42,076
    Loss on Sale of Australia
    Marketable Securities                        50,790              21,215              66,807
   Amortization of Debt Discount                     --                  --                (874)
    Decrease in Accounts Receivable              (5,690)               (874)            (17,748)
   Decrease in Inventory                             --              13,048               1,459
   (Increase)/Decrease in Prepaid
    and Other Assets                             (8,959)             14,193            (158,889)
   (Decrease) in Accounts Payable                (2,891)             (8,009)             (4,646)
   (Decrease)/Increase in Accrued
    Expenses                                      6,373             (53,631)             48,789
   (Decrease) in Customer Advances                   --             (15,035)                 --
                                            -----------         -----------         -----------
     NET CASH FLOWS USED IN
      OPERATING ACTIVITIES                     (803,208)           (810,529)         (5,042,441)
                                            -----------         -----------         -----------

CASH FLOWS FROM INVESTING
-------------------------
   ACTIVITIES:
   -----------
Investment in VideoDome                              --            (222,993)           (722,993)
Investment in Stampville.Com, Inc.                   --                  --            (598,522)
Purchase of Property and Equipment               (1,336)            (30,872)           (355,939)
Proceeds From the Sale of Building              521,187                  --             521,187
Proceeds From the Sale of
  Australian Portfolio                          141,706              38,568             218,494
                                            -----------         -----------         -----------


   See accompanying notes to the condensed consolidated financial statements.

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 For the Period
                                                                                      From
                                           Nine Months        Nine Months        February 2, 1999
                                              Ended              Ended         (Inception) Through
                                        September 30, 2002  September 30, 2001  September 30, 2002
                                        -----------------   ------------------  ------------------
                                                             (as restated)         (as restated)
(CONTINUED)

     NET CASH FLOWS PROVIDED BY
     (USED) IN INVESTING ACTIVITIES        $   661,557         $  (215,297)        $  (937,773)
                                           -----------         -----------         -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
(Payments Made)/Proceeds Received
 From Notes Payable                           (249,351)            453,817           1,525,800
Proceeds From Issuance of
 Common Stock                                       --             662,461           4,176,970
Proceeds From Issuance of Options              500,052                  --             500,052
                                           -----------         -----------         -----------
     NET CASH FLOWS PROVIDED BY
      FINANCING ACTIVITIES                     250,701           1,116,278           6,202,822
                                           -----------         -----------         -----------
     EFFECT OF FOREIGN CURRENCY
      TRANSLATION ON CASH                      (39,017)             24,633             (24,991)
                                           -----------         -----------         -----------
     NET INCREASE IN CASH                       70,033             115,085             197,617

CASH AT BEGINNING OF THE PERIOD                127,584             150,384                  --

CASH AT END OF THE PERIOD                  $   197,617         $   265,469         $   197,617
                                           ===========         ===========         ===========

NON CASH INVESTING ACTIVITIES
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

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1   COMPANY BACKGROUND AND BUSINESS PLAN
------   ------------------------------------

         I.T. Technology, Inc. ("I.T. Technology") was incorporated in Delaware on February 2, 1999. I.T. Technology is engaged in e-commerce and digital media businesses through interests in its operating subsidiaries, Stampville.Com Inc. ("Stampville") and VideoDome.com Networks, Inc., ("VideoDome"). I.T. Technology has two wholly-owned subsidiaries, I.T. Technology Pty. Ltd., which furthers its operations in Australia, and Bickhams Media, Inc, which owns 50% of VideoDome; and I.T. Technology also owns 50.1 % of Stampville and 25% of ROO Media Corporation ("ROO"), (collectively referred to as the "Company").

         I.T. Technology is a development stage enterprise, with limited sales, its activities through September 30, 2002 have been principally devoted to organizational activities, raising capital, acquiring equity interests in Stampville, VideoDome and ROO and the assets and business infrastructure of Streamcom Pty Ltd and negotiating the potential acquisition of the remaining interest in VideoDome that it does not already own (see Note 9), plus other efforts. In July 2002, the Company relocated its principal offices to California, however it still maintains offices in Melbourne, Australia. Stampville has developed its web-site at www.stampville.com and specializes in the wholesale and Internet sale of philatelic memorabilia, including stamps and other collectibles. VideoDome provides a range of Digital Media services, including but not limited to: hosting and delivery, media management services, registration and delivery of video stream via the Internet. ROO is a recently established development stage enterprise aggregating and distributing online digital media content. The Company has incurred losses since inception, and management anticipates incurring substantial additional losses as it pursues its strategies. Additionally, I.T. Technology will require additional capital to fund the activities and further development of the operations of the Company. Due to changes in the marketplace and the economic environment, the Company has recently determined that it will seek to broaden its strategic focus and pursue a broader range of potential growth and investment strategies. In connection with this, on October 30, 2002, the Company announced that its Board of Directors has approved a proposal to change the Company's name to "Avenue Group, Inc.," subject to shareholders' approval at the Company's 2002 Annual Meeting of Stockholders which has been set for December 24, 2002

         On February 14, 2001, I.T. Technology's registration statement filed on Form SB-2 with the Securities and Exchange Commission (SEC) covering the offer and sale of up to 25 million of its shares of common stock at $0.10 per share in an Initial Public Offering ("IPO") was declared effective. The Company sold 5,074,600 shares for proceeds of $507,460 through the IPO. On September 14, 2001, the Company sold an additional 3,100,000 shares for proceeds of $155,000 in a private placement. In April, 2002 the Company's common stock commenced trading on the NASDAQ OTC- Bulletin Board under the symbol "ITTE" and the Company subsequently entered into an agreement with foreign investors (the "Investors"), pursuant to which the Investors purchased for $500,000 a three (3) year option to buy up to 50,000,000 shares of the Company's common stock at an exercise price of $0.04 per share. This amount was recorded to additional paid-in capital.

         On October 17, 2002, the Company completed a private placement of 10,250,000 shares of common stock for proceeds of $1.025 million. S.B. Cantor and Co., Inc. acted as the exclusive placement agent for the Company in connection with the offering and received a $60,000 fee in connection therewith.

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

         (C) MARKETABLE SECURITIES
         -------------------------

         Investments in Australian marketable securities have been designated as available for sale. These securities are reported at market value, with net unrealized gains and losses included in equity. The Company reviews all of its investments for any unrealized losses deemed to be other than temporary. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses on investments are determined using the specific identification method. During the three months ended September 30, 2002, the Company determined that the unrealized loss on its marketable securities was other than temporary and recognized a permanent impairment amounting to $355,869 in the condensed consolidated statements of operations.

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

         (E) INTERIM CONSOLIDATED FINANCIAL STATEMENTS
         ---------------------------------------------

         The condensed consolidated financials statements as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2001 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         (F) GOING CONCERN
         -----------------

         The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $1,492,451 and a negative cash flow from operations of $803,208 for the nine months ended September 30, 2002, and has an accumulated deficit of $7,622,010 and a working capital deficit of $829,293 as of September 30, 2002. The Company is dependent on the proceeds of recent private placements, the sale of marketable securities held by the Company and/or debt or equity financing or alternative means of financing. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Management plans to rely on the proceeds of private placements, including the one recently completed in October 2002,(See Note 10) the sale of marketable securities held by the Company and/or debt or equity financing to finance its operations. However, there is no assurance that the Company will be successful in achieving such financing or raising sufficient capital to fund its operations and the further development of the Company.

         (G) PRIOR PERIOD ADJUSTMENT
         ---------------------------

         The accompanying condensed consolidated balance sheet as of December 31, 2001, the condensed consolidated statements of operations for the three and nine months ended September 30, 2001 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2001 have been restated to correct an error for the adjustment for foreign currency translation. The effect of the restatement was to increase the accumulated deficit and increase accumulated other comprehensive income at December 31, 2001 by $122,949. Additionally the effect was to increase the net loss for the three and nine months ended September 30, 2001 by $21,620 and $50,514, respectively.

         (H) NEW ACCOUNTING PRONOUNCEMENTS
         ---------------------------------

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The Company does not believe the adoption of this standard will have a material impact on the consolidated financial statements.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         NOTE 2 - Continued...

         is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The Company does not believe the adoption of this standard will have a material impact the consolidated financial statements.

NOTE 3   ACCOUNTING CHANGE - GOODWILL AMORTIZATION
------   -----------------------------------------

      Effective January 1, 2002, I.T. Technology adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized. Following is a reconciliation of previously reported net loss to pro forma net loss excluding goodwill amortization for the nine months ended September 30, 2001:

                                                      2002               2001
                                                   ----------        ----------
         Net loss as reported                      $1,492,451        $2,446,985
         Goodwill amortization, net of  tax                --           261,314
                                                   ----------        ----------

         Pro forma net loss                        $1,492,451        $2,185,671
                                                   ==========        ==========

NOTE 4   CAPITALIZATION
------   --------------

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

         On January 14, 2002 I.T. Technology issued 10,000,000 shares of common stock to Pacific and Orient Investments Ltd, pursuant to an Asset Purchase Agreement of the same date in connection with the acquisition of the assets and infrastructure of Streamcom Pty Ltd. This resulted in an increase in additional paid-in capital of $66,000 for the nine months ended September 30, 2002.

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

         As partial consideration for entering into the amended stock purchase agreement, I.T. Technology agreed to issue 5,000,000 shares of common stock to a principal of Stampville. During 2000 and 2001 3,500,000 of these shares have been issued. The Company has not yet issued the remaining 1,500,000 shares.

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

         The provisions of the IGPC Agreement covering IGPC's extension of credit and IGPC's additional services will terminate on December 1, 2002, if IGPC notifies Stampville by such date that its elects to terminate the IGPC Agreement. In such event, the terms of the IGPC Agreement will continue until December 1, 2004 with respect to IGPC's sale of stamps to Stampville. Should Stampville not be able to renew its contract with IGPC on favorable terms, or require a change in stamp providers, this could cause significant service disruptions, which may have an adverse affect on I.T. Technology.

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

         (ii) Ledger Technologies Pty. Ltd, a related party, has advanced I.T. Technology $563,343 as of December 31, 2001 and $607,023, as of September 30, 2002, including accrued interest, to fund its working capital needs. The loan bears interest at the rate of ten percent (10%) per annum and is payable in equivalent Australian dollars. The Company plans to repay $200,000 of this note from the proceeds of the PPM. See Note 10

         (iii) On August 1, 2000, I.T. Technology borrowed $150,000 from Instanz Nominees Pty. Ltd., a related party. The loan bears interest at the rate of ten percent (10%) per annum. The Company repaid $100,000 of this note from the proceeds of the PPM.

         (iv) On January 11, 2001, Stampville entered into a loan agreement with Sunswipe Australasia Pty. Ltd., a related party, for $100,000. The loan bears interest at 10 percent and is payable upon a loan advance to Stampville by I.T. Technology. See Note 10

         (v) On January 4, 2001 VideoDome entered into a loan agreement with Sunswipe Australasia Pty. Ltd., a related party, for $100,000. The loan bears interest at 10 percent and is payable upon a loan advance to VideoDome by I.T. Technology. See Note 10

         With regard to the loans and accrued interest payable to affiliates described above, upon mutual agreement of the parties, these loans to affiliates shall be repaid only after the Company has received additional financing and at that time upon the mutual agreement of the Company's Board of Directors and these affiliates.

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         Notes and Loans payable consists of the following:

                                                     September 30, 2002    December 31, 2001
                                                         -----------         -----------
         Property loan                                   $        --         $   349,355
         Loan from Ledger Technologies Pty. Ltd.             607,024             563,343
         Loan from Instanz Nominees Pty. Ltd.                181,533             168,468
         Loan from Sunswipe Australasia Pty. Ltd.            118,701             110,159
         Loan from Sunswipe Australasia Pty. Ltd.            118,869             110,381
                                                         -----------         -----------
                                                           1,026,127           1,301,706

          Less: current portion due to Related Parties    (1,026,127)           (952,351)
                                                         -----------         -----------
          Long-Term debt                                 $        --         $   349,355
                                                         ===========         ===========

NOTE 8   STOCK OPTIONS AND EMPLOYMENT AGREEMENTS
------   ---------------------------------------

         In April 2000, I.T. Technology's Board of Directors authorized the issuance of up to 8,250,000 shares of common stock in connection with I.T. Technology's 2000 Stock Option Plan. The 2000 Stock Option Plan became effective on February 14, 2001 in connection with I.T. Technology's effective registration statement on Form SB-2. I.T. Technology intends to grant options under the Stock Option Plan to officers, directors, employees and consultants of I.T. Technology and its subsidiaries. No options have been granted under the 2000 Stock Option Plan as of September 30, 2002.

         At September 30, 2002, there are 1,250,000 stock options outstanding to Robert Petty, a former President and Chief Executive Officer of the Company and certain of his affiliates, which have been granted pursuant to various agreements. The options are exercisable at $0.10 per share. Options covering 1,000,000 shares expire on July 30, 2003 and options covering the remaining 250,000 shares expire on April 30, 2004.

         On September 1, 2002, pursuant to the authorization of the Board of Directors, the Company entered into a three year non-exclusive employment agreement with Jonathan Herzog, its Executive Vice President, pursuant to which Mr. Herzog has been engaged on a part-time basis and shall receive a base salary of $6,000 per month ("Base Salary"), which is subject to an upward adjustment to a maximum of $9,000 per month in the event Mr. Herzog's services on behalf of the Company require an increased time commitment during any month. The employment agreement also provides for severance pay, upon termination without cause, not to exceed the lesser of the Base Salary due for the remainder of the term or eighteen month's Base Salary.

         On September 12, 2002, pursuant to the authorization of the Board of Directors, the Company granted its Chief Financial Officer, a three-year option to purchase 1,000,000 shares of common stock at $0.10 per share. This option vests quarterly over twelve months. The continued vesting and the ability to exercise these options are contingent upon the officer's continued employment with the Company. This option was granted outside of the Plan. In connection with the grant, the Company expensed the vested intrinsic value of $5,000 in the quarter ended September 30, 2002 and recorded deferred compensation of $95,000 for the unvested portion.

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

         On April 30, 2002, the Company reached an agreement Mr. Petty pursuant to which Mr. Petty resigned from all positions with the Company and its affiliates. Pursuant to this agreement, the Company exercised an existing option to acquire a 25% equity interest in ROO's capital stock on a fully-diluted basis and certain stock options previously granted to Mr. Petty and his affiliates became vested. In connection with the agreement, the Company recorded an $8,500 investment in ROO. The Company will not share in the losses of ROO, however in the event that ROO has net income in the future, the Company will then record its share of the net income.

         In November 2001, VideoDome agreed that the Company could acquire substantially all of its assets, replacing its current equity interests. The consummation of this transaction was subject to the Company's completion of satisfactory due diligence on VideoDome and the negotiation and execution of a definitive asset purchase agreement with VideoDome. The Company is continuing to review this transaction. There can be no assurance that definitive agreements will be entered into with VideoDome or that any transaction will in fact be consummated.

         In July 2002, following the loss of certain key personnel at Streamcom and in light of the lack of any meaningful revenues being generated by Streamcom, the limited financial resources available to the Company and the Company's shift in strategic focus previously discussed; the Company opted to curtail its existing digital media activities in Australia at this time and increase its focus and resources in the more developed U.S. market through VideoDome.

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 10  RECENT EVENTS
-------  -------------

         In early October, 2002 the Company's application for a listing on the third market segment of the Frankfurt Stock Exchange was approved.

         On October 17, 2002, the Company completed a private placement of 10,250,000 shares of its common stock for proceeds of $1.025 million. S.B. Cantor and Co., Inc ("Cantor") acted as the exclusive placement agent for the Company in connection with the offering and received a $60,000 fee in connection therewith. The Company used part of the proceeds to repay a portion of the notes payable to affiliates as described above.

         On October 29, 2002, the Board of Directors of I.T. Technology approved the issuance of 2,600,000 shares of common stock at $0.10 per share to Perfect Optical Corporation ("Perfect"), in a private placement with Perfect, in exchange for the cancellation of $260,000 of indebtedness owed to Perfect. This indebtedness had been assigned to Perfect by Ledger Technologies Pty. Ltd. ("Ledger") in exchange for the cancellation of a like amount of indebtedness owed by Ledger to Perfect. Ledger is beneficially owned by Levi Mochkin a former director and Chief Executive officer of the Company and an affiliate of the Company.

         On October 30, 2002 the Company announced that its Board of Directors had approved a submission of a resolution to the Company's shareholders at the 2002 Annual Meeting of Shareholders (the "Annual Meeting") to amend the Company's certificate of Incorporation to change the Company's name to "Avenue Group, Inc.". The Annual Meeting has been scheduled for December 24, 2002. The Board's decision to seek shareholder approval of an amendment to its Certificate of Incorporation to change the Company's name was an outgrowth of its recent decision to seek to broaden its strategic focus and pursue a broader range of potential growth and investment strategies, beyond its existing e-commerce and digital media businesses. The Company's change of focus has enabled it to consider activities that will potentially incorporate interests in other enterprises or ventures distinct from these operations. The Company believes that its existing name does not reflect the scope of activities and operations that the Company will be considering. The Board also nominated for election at the Annual Meeting the three current directors and proposed amendments to the Company's 2000 Stock option Plan to enable the Board, as currently configured without non-employee directors to grant options under the Option Plan and to increase the number of shares authorized for grant from 8,250,000 to 15,000,000. The Board also will be requesting that shareholders ratify the appointment of Weinberg & Company, P.A. as the Company's independent auditors for fiscal 2002 at the Annual Meeting.

         In November 2002, I.T. Technology engaged an affiliate of Cantor, Tecumseh Holdings Corporation ("Tecumseh"), to render investment and merchant banking consulting services on a non-exclusive basis for a year. Pursuant to this agreement, in November 2002, the Company issued Tecumseh 1,000,000 shares of its restricted common stock as partial consideration for its consulting services, of which 500,000 are being held in escrow for six months. In connection with this agreement, the Company anticipates recording a charge to operations over the term of the agreement of $270,000, based on the then market value of the common stock.

                     I.T. TECHNOLOGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         On November 4, 2002, in an effort to further reduce the Company's outstanding indebtedness, the Board of Directors of I.T. Technology approved the issuance of an aggregate amount of 3,915,850 shares of common stock at $0.10 per share in a private placement to Cohero Group Inc. ("Cohero"), in exchange for an aggregate of $391,585 of indebtedness owed by the Company as follows:

         (i) an amount of $152,084 previously owing to Ledger, which Ledger had assigned to Cohero for the cancellation of a like amount of obligations owed by Ledger to it; this debt has been cancelled;

         (ii) an amount of $119,641 previously owing by Stampville to Sunswipe Pty Ltd, ("Sunswipe") an affiliate of Levi Mochkin. Sunswipe had assigned this amount to Cohero in exchange for Cohero's cancellation of a like amount of obligations owed by Sunswipe to it; and

         (iii) an amount of $119,859 previously owing by VideoDome to Sunswipe, which Sunswipe had assigned to Cohero in exchange for Cohero's cancellation of a like amount of obligations owed by Sunswipe to it.

         Cohero is beneficially owned by Mendel Mochkin, a brother of Levi Mochkin. Mendel and Levi Mochkin disclaim beneficial ownership over the shares of the Company's common stock owned by each other and their affiliates. In addition, the Company plans to repay Ledger $200,000 extinguishing the remaining indebtedness owed by it to Ledger.

         As a result of the aforementioned transactions, the Company will have reduced its outstanding indebtedness from $1,026,127 as at September 30, 2002, to approximately $83,622 as of November 13, 2002.

         On November 11, 2002, the Company's subsidiary, Avenue Energy, Inc. ("Avenue"), entered into a Stock Purchase Agreement with a company controlled by Dr Jaap Poll to acquire up to 36% of the outstanding capital stock of Anzoil (Thailand) Pty Ltd ("Anzoil Thailand"), a company which has a contract to acquire 100% of the offshore petroleum concession Block B7/38 (the "Concession") located in the Gulf of Thailand and US$1.8 million in cash (the "AT Agreement"). This agreement reflects the Company's recent decision to broaden its strategic focus and pursue a range of potential growth and investment strategies.

         Upon the initial closing of the transaction, the Company will issue to Dr. Poll's company 14,444,444 shares of its restricted Common Stock ("Shares") for 26% of Anzoil Thailand's outstanding shares and upon satisfaction of certain additional conditions up to a further 5,555,556 shares for up to an additional 10% of Anzoil Thailand's outstanding shares.

         Thailand Block B7/38 has three drillable prospects identified by 3D seismic coverage as well as a host of follow up structural and stratigraphic leads in a basin with proven oil potential. The Company believes that these prospects have substantial oil potential as a result of the Shell Nang Nuang oil discoveries immediately adjacent to Anzoil Thailand's drilling targets. Approximately US $4 million has already been spent on pre drilling exploration within the Concession.

         Anzoil Thailand has indicated that it currently anticipates that drilling will start in early 2003.

         The closing of the transactions contemplated by the Anzoil Thailand stock purchase agreement is subject to final Thai Government ratification, completion by Anzoil Thailand of contracts with the holder of the Concession and the consent of Anzoil Thailand's other shareholders, which the Company understands are anticipated to be achieved by the end of the year. Upon acquiring the Concession, the participants will be required to contribute their proportional share of the costs of the expenditure obligations of approximately US $4.3 million (less the balance of the funds allocated to Anzoil Thailand specifically for this program - estimated to be US $1.8 million).

         In addition, Avenue entered into a consulting agreement with Dr. Poll and a company controlled by him pursuant to which Dr. Poll will become Avenue's Director of Exploration, managing its acreage portfolio to ensure the professional performance of joint venture requirements, to assist the Board of Avenue with advice regarding its acreage portfolio, source and pursue new petroleum opportunities worldwide and potentially enter into new venture agreements. The ultimate objective is to assist Avenue's entry into the petroleum exploration and production arena.

CAUTIONARY SAFE HARBOR STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain information contained in this Form 10-QSB are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 ("the Act"), which became law in December, 1995. In order to obtain the benefits of the "safe harbor" provisions of the Act for any such forward-looking statements, the Company wishes to caution investors and prospective investors about significant factors which, among others, have in some cases affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10-QSB contains forward-looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control, including general economic and business conditions; effects of war or terrorists acts on the capital markets or the Company's activities, including oil and gas exploration and production, competition and ability to gain market acceptance of products; success of its operating and investment initiatives; including its oil and gas exploration and drilling initiatives, operating costs; fluctuation in oil and gas prices, advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans and the Company's ability to successfully implement such strategies and business plans; the ability to retain management; its ability to obtain financing for its ongoing operations or proposed initiatives; availability, terms and deployment of capital; availability of qualified personnel; labor and employment benefit costs; changes in, or failure to comply with various government regulations; slower than anticipated completion of research and development projects and movements in the foreign exchange rate; illiquidity of its securities and volatility in the trading price of its securities, and other risks listed from time to time in reports filed with the Securities and Exchange Commission, which factors are incorporated herein by reference. This Form 10-QSB is not an offer to sell or a solicitation of an offer to buy any securities of the Company. Any such solicitation or offer may only be made through a prospectus which has been approved by the Securities and Exchange Commission in the states in which such solicitation or offer has been approved.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview and Plan of Operations

The Company was formed in February 1999 and is currently engaged in e-commerce and digital media businesses, through interests in its operating subsidiaries, Stampville and VideoDome. The Company's practice is to emphasize relationships in which its resources can enhance the creative and technological skills of its partners. The Company expects to add value to operating companies by providing active and ongoing management infrastructure, support, funding, and expertise. Due to changes in the marketplace and the economic environment, the Company recently decided to seek to broaden its strategic focus and pursue a broader range of potential growth and investment strategies in other enterprises or ventures which in the Company's judgment either have significant growth potential or the potential to generate operating profits. See "Recent Developments."

The Company does not have any meaningful revenues, and will not generate any meaningful revenues until it can successfully develop its operations. As of September 30, 2002, the Company had cash at bank of $197,617.

The Company will seek to satisfy its cash requirements during the next twelve months through the proceeds of recent private placements, the sale of securities from its portfolio of stocks listed on the Australian Stock Exchange (the "Portfolio") and/or through additional other debt or equity financing. If the Company is unable to raise additional working capital it may be limited in its scope and level of operations. During the next twelve months, the Company does not anticipate any significant capital outlays for capital items, in connection with its current operations and the only current material commitments the Company has at this time is to meet the working capital requirements principally of its corporate activities and VideoDome. In connection with its recent shift in strategic focus, the Company currently anticipates hiring certain additional employees and/or consultants in the near term. See "Recent Developments."

To date the Company has satisfied its working capital requirements from the proceeds of its IPO and subsequent private placements, through the sale of securities from the Portfolio, the sale of its building headquarters in Australia and through loans from affiliates, and a portion thereof has also been loaned to both Stampville and VideoDome, providing them with working capital.

Subsequent to the end of the third quarter, in October, 2002, the Company received an additional $965,000 of net proceeds from a private placement of its common stock through S.B. Cantor and Co., Inc who acted as the exclusive placement agent for the Company. See "Recent Developments."

The Company has generated losses from its inception and anticipates that it will continue to incur significant losses until, at the earliest, it can generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with establishing, attracting and retaining a significant business base. In the nine months ended September 30, 2002 the Company incurred a net loss of $1,492,451, which includes the Company taking account of losses incurred by consolidation of its 50% equity interest in VideoDome. There can be no assurance that the Company will be able to generate meaningful revenues or achieve profitable operations. As a result of a shift in the Company's strategic focus discussed above, the Company does not anticipate meaningful additional revenue or capital expenditures in the near term with respect to Streamcom, which its Australian subsidiary acquired in January 2002, which has been involved in digital media activities.

Results of Operations

Three Months and Nine Months ended September 30, 2002 versus Three and Nine Months ended September 30, 2001

During the three and nine months ending September 30, 2002, the Company generated revenues of $34,456 and $83,890, respectively as compared to revenues of $16,165 and $49,742 for the corresponding periods in 2001. These revenues are principally attributed to sales generated by both VideoDome and Stampville. The increases in revenue are a result of having a more established business infrastructure leading to the commencement of additional sales and in so far as the revenues for the nine months are concerned, the increase is also attributable to the incorporation of VideoDome into the Company's accounts for the full nine months ending September 30, 2002, following it becoming a 50% subsidiary, whereas in the corresponding period in 2001, the Company did not incorporate VideoDome's revenue for the full 9 months.

During the three and nine months ending September 30, 2002, the Company had operating expenses of $211,665 and $1,113,250, respectively as compared to $1,737,640 and $2,563,723 during the prior periods. The primary reason for the change was the impairment loss on goodwill that was recorded in connection with the Company's investment in Stampville and VideoDome during the three months ended September 30, 2001. There was also a decrease in operating expenses attributable to a reduction in overhead and development costs at Stampville from the previous year. General and administrative expenses consist primarily of items such as insurance, consulting fees, salaries, legal and accounting expenses, depreciation, investor relations costs, and other costs associated with being a public company.

The net loss for the three months ended September 30, 2002 was $559,822, compared with a net loss of $1,719,655 for the three months ended September 30, 2001. As mentioned above, the primary reason for the change was the impairment loss on goodwill that was recorded in connection with the Company's investment in Stampville and VideoDome during the three months ended September 30, 2001. The net loss for the nine months ended September 30, 2002 was $1,492,451, compared with a net loss of $2,396,471 for the nine months ended September 30, 2001. In addition to that which has been described, this is also a result of an impairment loss of $355,869 recorded this quarter in connection with the

Portfolio and also the fact that since the period ended June 30, 2001, the Company wrote down its investment in Stampville and no longer accounts for a minority interest for this investment, which in the nine months ended September, 2001 was accounted for at $176,456.

During the three months ending September 30, 2002, the Company's included preparations for a listing on the third market segment of the Frankfurt Stock Exchange, commencing a private placement, seeking out new growth and investment opportunities in other enterprises or ventures consistent with the Company's change in strategic focus, continued focus on sales at VideoDome and other corporate activities. During the corresponding period in the year 2001, the Company's activities consisted of raising capital, increasing its interest in VideoDome, the launching of an improved Stampville Web site and obtaining an option to acquire 25% of ROO.

As a result of a shift in the Company's strategic focus discussed above and the limited financial resources then available to the Company combined with the lack of any meaningful revenues in Australia from Streamcom; in July 2002, following the loss of certain key personnel, the Company opted to curtail its existing digital media activities in Australia at that time and increase its focus in the more developed U.S. market through VideoDome directly. The Company is directing any resources available from Streamcom toward improving VideoDome's operations.

In July, 2002, the Company relocated its principal offices to California, however it still maintains offices in Melbourne, Australia.

In September, 2002, the Company commenced a private placement of 10,250,000 shares of its common stock through S.B. Cantor and Co., Inc., who acted as the exclusive placement agent. This private placement was completed after the end of the third quarter, in October, 2002. See "Recent Developments."

Liquidity and Capital Resources

Through the end of the third quarter of 2002, the Company's primary capital requirements have been to fund its investments in Stampville and VideoDome and its preparations to raise funds in the financial markets. Additional capital will be needed to maintain the operations of Stampville, VideoDome and the Company's other activities, to pursue other business opportunities as well as to fund working capital requirements, including legal and professional expenses. The Company has engaged Kensington to provide it with investment and merchant banking services on a non-exclusive basis until August, 2003. In conjunction with its listing in Frankfurt, the Company has also engaged OTC Consulting and Financial Services to provide it with such services in Europe.

As of September 30, 2002, the Company had cash of $197,617, a working capital deficit of $829,293 and cumulative net losses of $7,622,010. The Company's working capital deficit incorporates loans from affiliates in the amount of $1,026,127. Upon mutual agreement of the parties, these loans to affiliates shall be repaid only after the Company has received additional financing and at that time upon the mutual agreement of the Company's Board of Directors and these affiliates. As of September 30, 200, capital requirements have been financed through the issuance of equity securities through private placements and the Company's initial public offering, long-term debt, loans from affiliates, the sale of marketable securities from the Portfolio and the sale of the Company's Australian building premises (the "Premises"). The Company anticipates that it will require additional funding through debt or equity financing or alternative means of financing. Subsequent to the end of the third quarter the Company received approximately $965,000 from the sale of its common stock in a private placements. Certain of these proceeds were utilized to repay outstanding loans. See "Recent Developments."

In February, 2001 the Company's Form SB-2 Registration Statement was declared effective by the SEC. The Company raised $507,460 from the sale of shares through the IPO and subsequently raised $155,000 in September 2001 in a private placement of 3,100,000 shares at a price of $0.05 per share.

On February 4, 2002, the Company entered into a Contract of Sale over the Premises. The sale closed on March 25, 2002. Under the terms of the Contract of Sale, the Company received a total consideration of $983,000 Australian dollars, equivalent to approximately $US503,000 and retired its outstanding note over the Premises which was $683,000 Australian dollars, which as of December 31, 2001 equaled to approximately $349,355 USD. In the nine months ended September 30, 2002, the Company also liquidated securities from the Portfolio and received approximately $141,706 USD from such sales. As of September 30, 2002, the value of the Company's marketable securities available for sale was $45,271.

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

In October, 2002, the Company completed a private placement of 10,250,000 shares of its common stock for net proceeds of $965,000 through S.B. Cantor and Co., Inc., who acted as the exclusive placement agent for the Company. The Company allocated $300,000 of the proceeds to repay a portion of the notes payable to affiliates as described above.

The Company anticipates that it will require additional capital in order to pursue its broader strategic focus and pursue potential growth and investment strategies in other enterprises or ventures. At its present level of operation, the Company expects that with the proceeds of the private placement mentioned above, it will have sufficient funds to meet its cash flow requirements during the forthcoming year. Though as the Company pursues its broader strategy, its cash flow requirements may increase and additional capital would be required. The capital requirements relating to implementation of the Company's business plan will be significant. The Company currently intends during the next twelve months to pursue its investment in the digital media sector, principally through VideoDome and pursue new business opportunities. As discussed above, its current working capital requirements will be principally to satisfy its corporate obligations and the working capital of VideoDome. Other than as described above, at present there are no material commitments for capital expenditures.

There can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all. If the Company is not successful in sourcing additional capital it may have to further significantly curtail or cease its operations and this could have a material adverse effect on the Company's business, results of operations and financial condition.

Recent Developments

In early October 2002, the Company's application for a listing on the third market segment of the Frankfurt Stock Exchange was approved.

On October 17, 2002, the Company completed a private placement of 10,250,000 shares of its common stock for proceeds of $1.025 million. S.B. Cantor and Co., Inc ("Cantor") acted as the exclusive placement agent for the Company in connection with the offering and received a $60,000 fee in connection therewith. The Company used part of the proceeds to repay a portion of the notes payable to affiliates as described above.

On October 29, 2002, the Board of Directors of I.T. Technology approved the issuance of 2,600,000 shares of common stock at $0.10 per share to Perfect Optical Corporation ("Perfect"), in a private placement with Perfect, in exchange for the cancellation of $260,000 of indebtedness owed to Perfect. This indebtedness had been assigned to Perfect by Ledger Technologies Pty. Ltd. ("Ledger") in exchange for the cancellation of a like amount of indebtedness owed by Ledger to Perfect. Ledger is beneficially owned by Levi Mochkin a former director and Chief Executive Officer of the Company and an affiliate of the Company.

On October 30, 2002 the Company announced today that its Board of Directors had approved a submission of a resolution to the Company's shareholders at the 2002 Annual Meeting of Shareholders (the "Annual Meeting") to amend the Company's certificate of Incorporation to change the Company's name to "Avenue Group, Inc.". The Annual Meeting has been scheduled for December 24, 2002. The Board's decision to seek shareholder approval of an amendment to its Certificate of Incorporation to change the Company's name was an outgrowth of its recent decision to seek to broaden its strategic focus and pursue a broader range of potential growth and investment strategies, beyond its existing e-commerce and digital media businesses. The Company's change of focus has enabled it to consider activities that will potentially incorporate interests in other enterprises or ventures distinct from these operations. The Company believes that its existing name does not reflect the scope of activities and operations that the Company will be considering. The Board also nominated for election at the Annual Meeting the three current directors and proposed amendments to the Company's 2000 Stock option Plan to enable the Board, as currently configured without non-employee directors to grant options under the Option Plan and to increase the number of shares authorized for grant from 8,250,000 to 15,000,000. The Board also will be requesting that shareholders ratify the appointment of Weinberg & Company as the Company's independent auditors for fiscal 2002 at the Annual Meeting.

In November 2002, I.T. Technology engaged an affiliate of Cantor, Tecumseh Holdings Corporation ("Tecumseh"), to render investment and merchant banking consulting services on a non-exclusive basis for a year. Pursuant to this agreement, in November 2002, the Company issued Tecumseh 1,000,000 shares of its restricted common stock as partial consideration for its consulting services, of which 500,000 are being held in escrow for six months. In connection with this agreement, the Company anticipates recording a charge to operations during the fourth quarter of 2002 of $270,000, based on the then market value of the common stock.

On November 4, 2002, in an effort to further reduce the Company's outstanding indebtedness, the Board of Directors of I.T. Technology approved the issuance of an aggregate amount of 3,915,850 shares of common stock at $0.10 per share in a private placement to Cohero Group Inc. ("Cohero"), in exchange for an aggregate of $391,585 of indebtedness owed by the Company as follows:

(i) an amount of $152,084 previously owing to Ledger, which Ledger had assigned to Cohero for the cancellation of a like amount of obligations owed by Ledger to it; this debt has been cancelled;

(ii) an amount of $119,641 previously owing by Stampville to Sunswipe Pty Ltd, ("Sunswipe") an affiliate of Levi Mochkin. Sunswipe had assigned this amount to Cohero in exchange for Cohero's cancellation of a like amount of obligations owed by Sunswipe to it; and

(iii) an amount of $119,859 previously owing by VideoDome to Sunswipe, which Sunswipe had assigned to Cohero in exchange for Cohero's cancellation of a like amount of obligations owed by Sunswipe to it.

Cohero is beneficially owned by Mendel Mochkin, a brother of Levi Mochkin. Mendel and Levi Mochkin disclaim beneficial ownership over the shares of the Company's common stock owned by each other and their affiliates. In addition, the Company plans to repay Ledger $200,000 extinguishing the remaining indebtedness owed by it to Ledger.

As a result of the aforementioned transactions, the Company will have reduced its outstanding indebtedness from $1,026,127 as at September 30, 2002, to approximately $83,622 as of November 13, 2002.

As part of the Company's shift to a broader strategic focus and to pursue potential growth and investment strategies in enterprises or ventures outside of the e-commerce and digital media areas, the Company recently began to consider acquisitions of and investments in the oil and gas exploration and production entities. In November 2002, the Company formed a wholly-owned Delaware subsidiary, Avenue Energy, Inc. ("AEI") to pursue this line of business. The initial Board of Directors of AEI designated by the Company is Jonathan Herzog, Jim Tan, Levi Mochkin and Dr. Jacob Jan Kornelis (Jaap) Poll. Jonathan Herzog will serve as President and Jim Tan will serve as Chief Financial Officer of AEI. Mr. Mochkin was appointed as the Director of Operations for AEI.

In addition, AEI has entered into a Consulting Agreement with Dr. Poll and a company controlled by him pursuant to which Dr. Poll was appointed AEI's Director of Exploration, responsible for managing its acreage portfolio to ensure the professional performance of joint venture requirements, to assist the Board of AEI with advice regarding its acreage portfolio, source and pursue new petroleum opportunities worldwide and potentially enter into new venture agreements. The ultimate objective is to assist Avenue's entry into the petroleum exploration and production arena.

In connection with the foregoing, on November 11, 2002, AEI, entered into a Stock Purchase Agreement with a company controlled by Dr Poll to acquire up to 36% of the outstanding capital stock of Anzoil (Thailand) Pty Ltd ("Anzoil Thailand"), a company which has a contract to acquire 100% of the offshore petroleum concession Block B7/38 (the "Concession") located in the Gulf of Thailand and US$1.8 million in cash (the "AT Agreement").

Upon the initial closing of the transaction, the Company will issue to Dr. Poll's company 14,444,444 shares of its restricted Common Stock ("Shares") for 26% of Anzoil Thailand's outstanding shares and upon satisfaction of certain additional conditions up to a further 5,555,556 Shares for up to an additional 10% of Anzoil Thailand's outstanding shares.

Thailand Block B7/38 has three drillable prospects identified by 3D seismic coverage as well as a host of follow up structural and stratigraphic leads in a basin with proven oil potential. The Company believes that these prospects have substantial oil potential as a result of the Shell Nang Nuang oil discoveries immediately adjacent to Anzoil Thailand's drilling targets. Approximately US $4 million has already been spent on pre drilling exploration within the Concession.

Anzoil Thailand has indicated that it currently anticipates that drilling will start in early 2003.

The closing of the transactions contemplated by the Anzoil Thailand stock purchase agreement is subject to final Thai Government ratification, completion by Anzoil Thailand of contracts with the holder of the Concession and the consent of Anzoil Thailand's other shareholders, which the Company understands are anticipated to be achieved by the end of the year. Upon acquiring the Concession, the participants will be required to contribute their proportional share of the costs of the expenditure obligations of approximately US $4.3 million (less the balance of the funds allocated to Anzoil Thailand specifically for this program - estimated to be US $1.8 million).

ITEM 3. CONTROLS AND PROCEDURES

    As of November 7, 2002 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our President, our executive Vice President and Secretary and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our President and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

    Additionally, our President and Chief Financial Officer determined, as of November 7, 2002, that there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

                                     PART II

Item 1.  LEGAL PROCEEDINGS

                  Not Applicable


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On September 3, 2002 the Company granted a three-year option to Yam-Hin Tan, the Company's Chief Financial Officer to purchase 1,000,000 shares of the Company's common stock at $0.10 per share. This option vests quarterly over the twelve months from the date of grant. In granting this option, the Company relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. The Company intends to file a registration statement on Form S-8 prior to Mr. Tan's exercise of all or any portion of this option and the issuance of shares of its common stock as a result thereof.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable

Item 5.  OTHER INFORMATION

                  Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Reports

                  In the three months ended, September 30, 2002, the Company did not file any Reports on Form 8-K:

         (b)      Exhibits

                  Exhibit 10.25 - Option Agreement - Yam-Hin Tan.

                  Exhibit 10.26 -  Employment Agreement - Jonathan Herzog.

                  Exhibit 99.1 - Certification of Daniel Aharonoff Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 99.2 - Certification of Yam-Hin Tan Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         I.T. TECHNOLOGY, INC.

Dated: November 14, 2002
                                         By: /s/ Daniel Aharonoff
                                             --------------------
                                                 Daniel Aharonoff
                                                 President
                                                 (Principal Executive Officer)



                                         By: /s/ Yam-Hin Tan
                                            --------------------
                                                 Yam-Hin Tan
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

CERTIFICATIONS

I, Daniel Aharonoff, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of I. T. Technology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/S/DANIEL AHARONOFF
-------------------
DANIEL AHARONOFF
PRESIDENT

CERTIFICATIONS

I, Yam-Hin Tan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of I. T. Technology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14,  2002

/S/ YAM-HIN TAN
-------------------
YAM-HIN TAN
CHIEF FINANCIAL OFFICER