Form 10KSB
period 2002-12-31
AVENUE GROUP INC
filed 2003-04-10
CIK 1100006

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

  For the transition period from ____________________ to _____________________

                        Commission File Number 000-30-543

                               Avenue Group, INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                              98-0200077
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

            15303 Ventura Boulevard, Suite 900 Sherman Oaks, CA 91403
              (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (818) 380-3020

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                   Name of each exchange on which registered
       N/A                                              N/A
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

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

                                    Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the year ended December 31, 2002 were $123,867.

The aggregate market value of voting and non-voting common equity held by non-affiliates based on the last sale price on the over-the-counter market of the Registrant's common stock ("common stock") as of March 15, 2003 was $38,958,861. There were 176,492,503 outstanding shares of common stock as of March 15, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE
                            PART IV AND EXHIBITS LIST

                                     PART I

                                     ITEM 1

BUSINESS

THIS ANNUAL REPORT ON FORM 10-K AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS BASED ON EXPECTATIONS, ESTIMATES AND PROJECTIONS AS OF THE DATE OF THIS FILING. FOR FURTHER INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS, PLEASE REFER TO THE MANAGEMENT DISCUSSION AND ANALYSIS SECTION OF THIS 10K-SB.


GENERAL

THE COMPANY
Avenue Group, Inc. was incorporated in Delaware on February 2, 1999. The Company is engaged in oil and gas exploration and development, e-commerce and digital media businesses through interests in our operating subsidiaries, Avenue Energy, Inc., Stampville.Com, Inc. and VideoDome.com Networks, Inc., and through our 25% interest in ROO Media Corporation. We have three wholly-owned subsidiaries, I.T. Technology Pty. Ltd., which furthers our operations in Australia; Avenue Energy, Inc., which was recently formed to broaden our strategic focus and pursue potential growth and investment strategies in the oil and gas sector; and Bickhams Media, Inc, which owns 50% of VideoDome. Avenue Group, Inc. currently owns 50.1 % of Stampville. Except as expressly indicated to the contrary, references to "we," "us," or "our" contained in this references in this document include Avenue Group, Inc. and/or our wholly owned subsidiaries.

Due to changes in the marketplace and the economic environment, we determined in 2002 to broaden our strategic focus and pursue a broader range of potential growth and investment strategies. In connection with this, our Board of Directors approved a proposal to change the Company's name to "Avenue Group, Inc." Our shareholders approved the name change at our 2002 Annual Meeting of Stockholders, which was held on December 24, 2002 and it became effective on January 21, 2003.

As part of our shift to a broader strategic focus, during the second half of 2002 we began to consider acquisitions of and investments in oil and gas exploration and production entities. In November 2002, we formed Avenue Energy, Inc. to pursue this line of business. Avenue Energy is discussed in detail in the "Business Strategy - Avenue Energy" section of this document. Avenue Energy has entered into agreements with the Sayer Group, experienced oil and gas exploration and operating professionals in Turkey. Pursuant to these agreements, we currently have a 45% interest in a well being drilled by the Sayer Group in Turkey and options to acquire similar interests in up to 32 other oil and gas properties in Turkey as well as an option in future exploration and production licenses acquired by the Sayer Group, provided we are an active right holder in an exploration or production lease with the Sayer Group. Avenue Energy has also entered into an agreement to acquire a 36% interest in a company which may acquire an interest in an oil and gas concession located in the Gulf of Thailand. The consummation of this transaction is subject to satisfaction of certain contingencies.

Stampville, incorporated in 1999, has developed its Website at www.stampville.com and specializes in the wholesale and Internet sale of philatelic memorabilia including stamps and other collectibles. VideoDome provides a range of digital media services, including but not limited to: hosting and delivery, media management services, registration and delivery of video stream via the Internet. VideoDome's Internet web site is located at www.videodome.com and www.videodome.tv. ROO Media is a development stage enterprise that aggregates and distributes online digital media content. Their website is located at www.roomedia.com.

We are a development stage enterprise with limited sales. Our activities through the fourth quarter 2002 were principally devoted to raising capital, incorporation and commencement of operations of Avenue Energy, acquiring equity interests in Stampville, VideoDome, ROO and the assets and business infrastructure of Streamcom Pty Ltd. In July 2002, we relocated our principal offices to California. The Company maintains an office in Melbourne, Australia.

The executive offices of the Company are located at 15303 Ventura Boulevard, 9th Floor in Sherman Oaks, California 91403 and the telephone number is 818-380-3020 (facsimile 818-380-3021). A second office is located at 34-36 Punt Road, Windsor Victoria, 3181, Australia and the telephone number is +613 9533 7800 (facsimile +613 9533 7900). The Company's web site is located at www.avenuegroupinc.com

                                  RISK FACTORS

AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CONSIDER CAREFULLY THE FOLLOWING INFORMATION ABOUT THESE RISKS BEFORE BUYING SHARES OF OUR COMMON STOCK. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES FACING US. ADDITIONAL RISKS MAY IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS 10K-SB, INCLUDING OUR FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS.


WE HAVE A LIMITED OPERATING HISTORY AND THEREFORE CANNOT ENSURE THE SUCCESSFUL OPERATION OF OUR BUSINESSES OR THE EXECUTION OF OUR BUSINESS PLANS.

The Company was formed in 1999 and we have a limited operating history. In addition, Stampville, ROO, VideoDome and Avenue Energy are also recently formed and have limited operating histories or, in the case of Avenue Energy, no operating history. Our businesses have never operated profitably and we do not foresee its current operations operating profitably in the foreseeable future.

We currently intend to concentrate most of our financial resources for the foreseeable future in the acquisition of rights and interests in oil and gas exploration and production, if applicable, as well as the ongoing working capital requirements of our businesses and operations. Currently, we do not own or hold any rights with respect to any productive oil and gas properties. Our ability to generate operating profits from oil and gas operations will be contingent on the successful exploration and drilling of wells in which we have an interest. There can be no assurances that we will acquire Anzoil (Thailand) Pty Ltd ("AT") shareholder approval or the AT shares with attendant rights in oil and gas properties leased from the government of Thailand and located in the Gulf of Thailand. In addition, there can be no assurances that either these rights or the 45% participation we have in the Tosun-1 well and license or any of the other rights in wells we may acquire from the Sayer Group in Turkey will result in any productive wells being drilled and, if productive, as to the actual amounts and timing of revenues we will receive with respect thereto. Unless the Tosun-1 well produces oil and/or gas and operates profitably, we will need additional capital to fulfill our share of the exploration and drilling obligations of AT in 2003 with respect to its initial well(s) and to exercise our options with respect to the Karakilise-1 well and the Kahta Field from the Sayer Group in Turkey. In addition it is likely that we will need significant amounts of additional capital in order for us to fully implement the exploration and drilling programs for AT in the Gulf of Thailand and to fully exercise our option with respect to the remaining oil and gas drilling leases and licenses held by the Sayer Group in Turkey. The amount of additional capital required will depend on timing of and the nature of the success, if any, of the wells previously drilled.

We have never paid dividends on our common stock. We do not anticipate paying dividends in the foreseeable future.

Currently, the Stampville and VideoDome businesses generate nominal revenues and no profits. In order to operate these businesses profitably they will require significant additional capital. Currently, we are concentrating our efforts on our oil and gas exploration and development activities and cannot state when, if ever, additional capital will be raised for Stampville or VideoDome. In addition, we do not know if we will ever be able to successfully operate the Stampville or VideoDome businesses, or if any additional financing will be available to us for these businesses or for our oil and gas investments and, if capital is available to us, if it will be available on favorable terms.

BECAUSE THERE CAN BE NO GUARANTEE THAT FUTURE FINANCING WILL BE AVAILABLE TO US, WE CANNOT ASSURE THAT WE WILL BE ABLE TO OBTAIN THE CAPITAL NECESSARY TO FULLY IMPLEMENT OUR PLAN OF OPERATIONS.

We have limited resources and we may be dependent on debt or equity financing and loans from affiliates, at their discretion to finance our operations, including the financial commitments in connection with the exercise of options on various oil and gas interests available under the Farmin Participation Agreement; our share of the exploration, drilling and operating expenses with respect to AT; the funding of the acquisition of additional oil and gas properties and the ongoing working capital requirements of our businesses and operations. Unless one or more of the wells drilled by AT in the Gulf of Thailand or with respect to the acquired Sayer Group rights in Turkey produces oil and/or gas and operates profitably, we will need significant amounts of additional capital to provide our share of the funding necessary to fully implement the exploration and drilling programs for AT, in the event our acquisition of its shares is consummated, or any of the remaining oil and gas leases or licenses held by the Sayer Group in Turkey where we have an option to acquire an interest.

We may also be required to raise funds from additional debt or equity offerings and/or increase the currently limited revenues from our existing operations in order to complete the funding of our existing interest in the Tosun-1 well. We may need to raise additional capital to exercise options necessary in order to maintain our interest in on the other rights which we have acquired from the Sayer Group, to finance our share of the AT obligations with respect to wells being drilled by them in the Gulf of Thailand and to meet our working capital requirements.

CURRENTLY OUR BOARD OF DIRECTORS CONSISTS ONLY OF MEMBERS OF MANAGEMENT; CONSEQUENTLY, THE SHAREHOLDERS IN THE COMPANY MAY NOT HAVE MEANINGFUL OVERSIGHT OVER THE MANAGEMENT OF OUR BUSINESS.

Currently, our Board of Directors consists of three members, all of whom are members of management. As a result of the foregoing, our Board also serves as the audit committee to oversee our financial reports and controls. Although we intend to appoint independent outside directors to our Board as we have had in the past. As a result of the present corporate and regulatory environment, it has become increasingly difficult for small public companies such as ours to attract qualified independent outside directors. Consequently, we cannot state when, if ever we will be able to add qualified outside directors to our Board of Directors.

CURRENTLY OUR BUSINESS AND OPERATIONS ARE TOTALLY DEPENDENT ON MANAGEMENT, THE LOSS OF ONE OR MORE MEMBERS OF WHICH MAY HAVE A MATERIAL ADVERSE ON US.

We rely on management to make all of our business decisions. We would be seriously affected if Jim Tan, Daniel Aharonoff, Jonathan Herzog, Jaap Poll, Avenue Energy's Director of Exploration, and Levi Mochkin, Director of Operations of Avenue Energy or other key personnel become unable to perform for any reason. We do not have key man or other insurance to protect against the death or disability of our key executives.

OUR BUSINESS MAY BE HARMED BECAUSE WE HAVE NOT FILED APPLICATIONS TO REGISTER OUR TRADEMARKS OR OBTAINED PATENTS ON OUR PROPRIETARY TECHNOLOGY AND WE ONLY HAVE A LIMITED NUMBER, IF ANY, REGISTERED COPYRIGHTS.

All of our software was acquired from third parties. Avenue Group, Stampville, nor VideoDome has registered copyrights on any software. We rely upon confidentiality agreements signed by our employees. Stampville has trademarked with the United States Patent and Trademark Office registration of "Stampville.Com" and three designs, combined with words, letters and/or numbers as trade and service marks. Except as discussed above, Stampville has not taken any steps to protect the technology or other intellectual property it uses and is developing, and does not know if such technology or intellectual property can, in fact, be protected from use by others.

Subject to its obtaining a sufficient amount of working capital, VideoDome plans to investigate the cost of filing one or several patent claims addressing, among other things, scalable video conversion processes, dynamic directories, cataloging and administration. There is no guarantee that either Stampville or VideoDome will file and/or successfully complete their respective trademark and patent applications. In the event Stampville or VideoDome fails to complete their respective trademark or patent applications, they may suffer the risk of having competing companies making use of their respective marks and technology. In such a case, both Stampville and VideoDome would lose the exclusive use of their respective marks and technology, thereby losing a significant portion of their respective competitive advantages.

There can be no assurance that the steps taken to date by VideoDome or Stampville will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, there can be no assurance that licenses for any intellectual property that might be required for their services or products would be available on reasonable terms if at all.

Although we do not believe that VideoDome or Stampville's products infringe the proprietary rights of any third parties, and no third parties have asserted patent infringement or other claims against them, there can be no assurance that third parties will not assert such claims against us in the future or that such claims will not be successful. Patents have been granted on fundamental technologies in the communications and multimedia areas, and patents may issue which relate to fundamental technologies incorporated in our products. Since patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed which, if issued as patents, could relate to our products. In addition, participants in these industries also rely upon trade secret law. VideoDome and Stampville could incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights or could be the subject of an adverse judgment for monetary damages and injunctive relief, which could have a material adverse effect on the affected company's business, financial condition and results of operations.

STAMPVILLE'S RELIANCE ON IGPC AND ITS SUPPLY AGREEMENT WITH IGPC.

To date Stampville's business plan has relied, in part, on its agreement with Inter-Governmental Philatelic Corporation ("IGPC"), pursuant to which Stampville has purchased certain stamps for sale at competitive prices. Certain provisions of the IGPC Agreement providing for additional services were terminated on December 1, 2002 pursuant to a notice from IGPC. The remaining terms of the IGPC Agreement will continue until December 1, 2004 with respect to only IGPC's sale of stamps to Stampville. The termination of the IGPC Agreement in December 2004 could have a material adverse effect on Stampville's business and prospects.

WE FACE SIGNIFICANT COMPETITION FROM BOTH ESTABLISHED AND POTENTIAL COMPETITORS IN OUR BUSINESSES.

Avenue Energy faces intense competition from a number of parties, many of whom have far greater resources and are devoting more time and resources to the exploration and exploitation of oil and gas. There is competition within the industry and also with other industries in supplying the energy and fuel needs of industry and individual customers. Avenue Energy will compete with other firms in the sale or purchase of various goods or services in many national and international markets.

Our operating subsidiaries VideoDome and Stampville both face significant competition from a wide array of entities, many of which have executed successful business plans and which have greater resources, financial and otherwise, than us. Stampville faces intense competition from a variety of sources and because there are no substantial barriers to entry in the advertising and sale of on-line collectibles, Stampville expects that competition will continue to intensify. Stampville faces competition from traditional sources, such as stamp, gift and hobby shops, as well as online stamp collecting and gift art Internet sites, as well as Internet directories, search engine providers, shareware archives, content sites and entities that attempt to or establish online "communities." There can be no assurance that Stampville's competitors and potential competitors will not develop networks that are equal or superior to those of Stampville or that achieve greater market acceptance than Stampville.

VideoDome also faces intense competition from a number of parties many of whom have far greater resources and are devoting more time and resources to the development of video streaming technology and media management capabilities.

POLITICAL INSTABILITY MAY ADVERSELY AFFECT AVENUE ENERGY'S OIL AND GAS EXPLORATION, DEVELOPMENT PROJECTS, PRODUCTION, OPERATIONS AND EARNINGS.

Avenue Energy's oil and gas exploration, development projects, production, operations and earnings may be adversely affected from time to time in varying degree by political instability and by other political developments, laws and regulations, such as forced divestiture of assets; restrictions on production, imports and exports; war or other international conflicts; civil unrest and local security concerns that threaten the safe operation of company facilities; price controls; tax increases and retroactive tax claims; expropriation of property; cancellation of contract rights; and environmental regulations. Most of these risks are uninsurable. Both the likelihood of such occurrences and their overall effect on us will vary greatly from country to country and are not predictable. The rights acquired from the Sayer Group are located principally near the border of Turkey and Syria and given the current situation in the Middle East, may be subject to increased instability and risks.

Industry, economic facts and market forces may adversely affect oil and gas exploration and development, operations and earnings.

The development, operations and earnings of our oil and gas exploration and development activities may be adversely affected by local, regional and global events or conditions that affect supply and demand for oil and gas products. These events or conditions are generally not predictable and include, among other things, general economic growth rates and the occurrence of economic recessions; the development of new supply sources; adherence by countries to OPEC quotas; supply disruptions; weather, including seasonal patters that affect energy demand and severe weather events that can disrupt operations; technological advances, including advances in exploration, production, refining and petrochemical manufacturing technology and advances in technology relating to energy usage; changes in demographics, including population growth rates and consumer preferences; and the competitiveness of alternative energy sources or product substitutes. In the past, crude, natural gas, petroleum product and chemical prices have fluctuated widely in response to changing market forces.

OUR OIL AND GAS EXPLORATION AND DEVELOPMENT OPERATIONS AND EARNINGS DEPEND ON DISCOVERY OF ECONOMICALLY RECOVERABLE OIL AND GAS RESERVES.

Our success will in the near term depend on our ability to acquire oil and gas reserves that are economically recoverable. It cannot be assured that the Tosun-1 well or the other wells in which we may acquire an interest in Turkey or AT's planned drilling operations will result in the discovery of oil and gas at such locations or, if found, that the extraction of oil and gas from these locations will be commercially feasible. Except for options exercisable under certain circumstances to fund the work over of up to 5 existing wells and drilling of up to 3 new wells in the Kahta Field in Turkey, no proven reserves have been located at the Tosun-1 well or any of the other the oil and gas leases where we have options to purchase interests from the Sayer Group or in the oil and gas exploration rights leased by AT in the Gulf of Thailand. In addition, although Dr. Poll has had experience in oil and gas ventures in the past, there can be no guarantee that he will be successful in his activities on our behalf. Unless we successfully explore, develop or acquire properties containing economically extractable reserves, our economic viability will be adversely affected.

THE FAILURE TO FULLY IDENTIFY POTENTIAL PROBLEMS RELATING TO THE ACQUIRED OIL AND GAS RIGHTS OR INTERESTS OR TO PROPERLY ESTIMATE THE VALUE OF SUCH RIGHTS OR INTERESTS MAY HAVE A MATERIAL ADVERSE IMPACT ON US.

In connection with the potential acquisition of the shares of AT and our acquisition of the options to acquire interests in oil and gas leases and licenses from the Sayer Group, we are seeking to acquire from third parties rights and interests to oil and gas licenses, leases and properties. Since we do not own any other oil and gas rights or properties, future growth (if any) other than through the exploitation of these rights and interests will be from acquisitions from third parties. Although Avenue Energy performed a review of the current acquisitions and anticipates performing a review with respect to future acquisitions, such reviews are inherently incomplete. It was not feasible and may not be feasible in the future to review in depth every individual property, right and interest involved in each acquisition. In addition, even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections have not been performed on every license and lease with respect to the current acquisitions and environmental or other problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, Avenue Energy may be required to assume certain environmental and other risks and liabilities in connection with acquired properties. There are numerous uncertainties inherent in estimating quantities of proved or probable oil and gas reserves and actual future production rates and associated costs with respect to acquired properties, and actual results may vary substantially from those assumed in the estimates. The failure of Avenue Energy to generate revenues from one or more of the initial wells drilled in the current program may materially and adversely affect Avenue Energy's ability to proceed with its further plans for exploration and drilling and may have a materially adverse effect on our business and prospects, as a whole.

OPERATING HAZARDS AND UNINSURED RISKS WITH RESPECT TO THE ACQUIRED OIL AND GAS RIGHTS OR INTERESTS MAY HAVE A MATERIAL ADVERSE.

Our current and future acquisitions, if any, of oil and gas rights or properties are subject to all of the risks normally incident to the exploration for and the development and production of oil and gas, including blowouts, cratering, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental and operating risks. These hazards could result in substantial losses due to injury or loss of life, severe damage to or destruction of property and equipment, pollution and other environmental damage and suspension of operations. In addition, offshore operations are subject to a variety of operating risks peculiar to the marine environment, such as hurricanes or other adverse weather conditions, more extensive governmental regulation and interruption or termination of operations by governmental authorities based on environmental or other considerations. Neither we nor the owners of the current acquisitions are insured against these risks. The occurrence of a significant event against any of the oil and gas properties where we have an interest could have a material adverse affect on the owner/operator of the properties and could materially affect the continued operation of the affected owner/operator and could expose Avenue Energy and/or us to liability, as well.

THE COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND ITS MARKET PRICE MAY FLUCTUATE SIGNIFICANTLY.

Of the 176,492,503 shares of our common stock outstanding as of March 15, 2003 only approximately 6,324,000 were freely tradable in the public marketplace. The Company and/or selling shareholders from recent private placements intend to file a registration statement for the offer and sale of additional shares without the assistance of an underwriter. There can be no assurance that there will be a market for these additional shares. In addition, the immediate availability of a significant number of additional shares in the public marketplace may seriously and adversely affect the trading price and liquidity of our shares. The influx of additional shares of our common stock into the marketplace could also adversely affect an investor's ability to sell the common stock in short time periods, or possibly at all. The common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of the common stock without regard to our operating performance. In addition, we believe that factors such as fluctuations in our financial results or prospects and changes in the overall economy, the oil and gas exploration, drilling and production segment of the market or the condition of the financial markets could cause the price of the common stock to fluctuate substantially.

OUR COMMON STOCK IS DEEMED TO BE A "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES UNDER RECENTLY PROPOSED SEC RULES WHICH WILL REQUIRE THAT WE ADD ONE OR MORE INDEPENDENT DIRECTORS TO OUR BOARD TO SERVE ON THE AUDIT COMMITTEE IN ORDER FOR OUR STOCK TO BE ELIGIBLE FOR TRADING ON A NATIONAL MARKET INCLUDING NASDAQ'S PROPOSED BBX.

Our common stock is deemed to be "penny stock" as that term is defined and promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for the common stock by reducing the number of potential investors. For example many mutual funds and other institutional investors are prohibited from investing in "penny stocks." This may make it more difficult for investors in the common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock with a price of less than $5.00 per share:

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

The SEC has proposed new rules requiring each listed company to elect independent board member(s) to act as an audit committee for the Company. This rule will apply to all companies listed on national exchanges, including the proposed BBX. Although the Company currently trades on the OTC Bulletin Board, the Bulletin Board is expected to be replaced by the BBX sometime in 2003. We intend to submit an application for registration and listing on the BBX, in which case, we would be required to meet the SEC requirements relating to an audit committee prior to listing with the BBX. In the event we are unable to meet the proposed BBX listing requirements it may result in our inability to qualify for listing on a national or regional exchange, NASDAQ or BBX.

THE OUTSTANDING SHARES OF COMMON STOCK HELD BY AFFILIATES, WHICH MAY BECOME ELIGIBLE FOR SALE, SUBJECT TO VOLUME LIMITATIONS, COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

As of March 15, 2003, 176,492,503 shares of our common stock were deemed to be outstanding. Pursuant to a two year Lock-Up Agreement entered into in April 2002, between Kensington Capital Corp, Levi Mochkin and certain of our current and former officers and directors, holding 80,812,053 shares of common stock or 45.8% of our outstanding shares, agreed not to offer or sell any shares of the common sock without first obtaining the written consent of Kensington Capital. Upon expiration or earlier termination of this lock-up period, the shares owned by these persons may be sold into the public market without registration under the Securities Act in compliance with the volume limitations and other applicable restrictions of Rule 144 under the Securities Act. In addition, Instanz Nominees Pty Ltd, a holder of 18,500,000 shares may sell these shares into the public market subject to the volume and timing restrictions of Rule 144 promulgated under the Securities Act. There are also approximately 44 million shares of common stock which have been sold in private placements during the past two years that may become available for sale in the public marketplace pursuant to Rule 144 on or before February 2005. There is also an outstanding option to purchase up to 50,000,000 shares of our common stock at $.04 per share, which will expire in April 2005. Given the limited market for the common stock, there is no guarantee that a public market will exist for all or even a significant portion of our outstanding restricted shares and the shares issuable upon the exercise of the option and the market price of the common stock could drop dramatically due to the sales of any significant amount of these shares or the perception that such sales could occur. In addition, we intend to file with the SEC a separate registration statement pursuant to which we intend to seek to offer and sell additional shares of our common stock.

The public float as a percentage of the outstanding shares remains very small, which may affect price and liquidity in the common stock for the foreseeable future. These factors could also make it more difficult to raise funds through future offerings of common stock and may seriously impact the market price for the common stock.

OUR ARTICLES OF INCORPORATION, BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS THAT COULD DELAY OR PREVENT A CHANGE IN CONTROL AND COULD ALSO LIMIT THE MARKET PRICE OF YOUR STOCK.

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

OUR SHAREHOLDERS MAY HAVE DIFFICULTY IN RECOVERING MONETARY DAMAGES FROM DIRECTORS.

Our Certificate of Incorporation contains a provision, which eliminates personal liability of our directors for monetary damages which would be paid to us and our shareholders for certain breaches of fiduciary duties. As a result of this provision, our shareholders may be unable to recover monetary damages against our directors for their actions that constitute breaches of fiduciary duties, negligence or gross negligence.

                                   THE COMPANY

Avenue Group, Inc. was incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development, e-commerce and digital media businesses through interests in our operating subsidiaries, Avenue Energy, Inc., Stampville.Com Inc. and VideoDome.com Networks, Inc., and though our 25% interest in ROO Media Corporation. We have three wholly-owned subsidiaries, I.T. Technology Pty. Ltd., which furthers our operations in Australia; Avenue Energy, Inc., which was recently formed to broaden our strategic focus and pursue potential growth and investment strategies in the oil and gas sector; and Bickhams Media, Inc, which owns 50% of VideoDome. Avenue Group, Inc. currently owns 50.1 % of Stampville. We are a development stage enterprise with limited sales. Our activities during 2002 were principally devoted to raising capital, incorporation and commencement of operations at Avenue Energy, acquiring equity interests in Stampville, VideoDome, ROO Media and the assets and business infrastructure of Streamcom Pty Ltd. In July 2002, we relocated our principal offices to California, however, we still maintain an office Melbourne Australia.

Stampville, incorporated in 1999, has developed its Website at www.stampville.com and specializes in the wholesale and Internet sale of philatelic memorabilia including stamps and other collectibles. VideoDome provides a range of digital media services, including but not limited to: hosting and delivery, media management services, registration and delivery of video stream via the Internet. VideoDome's Internet web site is located at www.videodome.com and www.videodome.tv. ROO is a development stage enterprise that aggregates and distributes online digital media content. ROO Media's web site is located at www.roomedia.com.

In April 2002, our common stock commenced trading on the NASDAQ OTC Bulletin Board under the symbol ITTE (now trading under the symbol AVNU due to our name change). We subsequently entered into an agreement with foreign investors pursuant to which the Investors purchased for $500,000, a three-year option to buy up to 50,000,000 shares of our common stock at an exercise price of $0.04 per share. In October 2002 we were listed on the third market segment of the Frankfurt Stock Exchange under the symbol ITQ.

Due to changes in the marketplace and the economic environment, we determined to broaden our strategic focus and pursue a broader range of potential growth and investment strategies. In connection with this our Board of Directors approved a proposal to change the Company's name to "Avenue Group, Inc." Our shareholders approved the name change at our 2002 Annual Meeting of Stockholders, which was held on December 24, 2002 and the name change became effective on January 21, 2003.

In October of 2002, we completed a private placement of 10,250,000 shares of our common stock for proceeds of $1.025 million dollars. S.B. Cantor and Co., Inc. ("Cantor") acted as the exclusive placement agent for the Company in connection with the offering and received a $60,000 fee in connection therewith.

As part of our shift to a broader strategic focus, during the second half of 2002 we began to consider acquisitions of and investments in oil and gas exploration and production entities. In November 2002, we formed Avenue Energy, Inc. to pursue this line of business.

On November 11, 2002, Avenue Energy entered into a Stock Purchase Agreement with a company controlled by Dr. Jaap Poll, to acquire up to 36% of the outstanding capital stock of Anzoil (Thailand) Pty Ltd ("AT"). AT's assets include a contract to acquire: (i) 100% of the offshore petroleum concession of Block B7/38 located in the Gulf of Thailand and (ii) approximately $1.8 million in cash. The consummation of the AT shares is subject to the approval of the government of Thailand and requires approval of AT shareholders and there can be no certainty that such approval will be forthcoming. We currently anticipate that our purchase of the AT shares will be consummated in April or May of 2003. The AT Stock Purchase Agreement is discussed in the "Business" section of this document.

On November 18, 2002, we entered into the Farmin and Participation Agreement with the Sayer Group Consortium and Middle East Petroleum Services Limited, pursuant to which Avenue Energy acquired an option that allows us to participate in and acquire a 45% working interest in up to 31 exploration licenses and 2 production leases held by the Sayer Group in Turkey. Pursuant to these agreements, we currently have a 45% interest in a well being drilled by the Sayer Group in Turkey and options to acquire similar interests in up to 32 other oil and gas properties in Turkey as well as an option in future exploration and production licenses acquired by the Sayer Group. Avenue Energy has also entered into an agreement to acquire a 36% interest in a company which may acquire an interest in an oil and gas concession located in the Gulf of Thailand. The consummation of this transaction is subject to satisfaction of certain contingencies.

For further details of this transaction is further discussed in the Business Strategy - Avenue Energy section of this document.

In addition to the proceeds from private placements, we anticipate requiring significant additional capital to fund these activities in 2003. In connection with the foregoing, we expect to file with the Securities and Exchange Commission, a registration statement covering our offer and sale of additional shares of common stock. Also, in November 2002 in an effort to reduce outstanding debt, the Board of Directors approved the issuance of 6,515,850 shares of common stock in private placements in exchange for the cancellation of debt that had been assigned to the entities receiving stock under these placements by affiliates of the Company. These transactions are discussed in detail under Certain Relationships and Related Transactions in this document.

                               INDUSTRY BACKGROUND

The Internet is a global web of over 50,000 computer networks, the first of which were developed over 25 years ago. The Internet was originally installed using UNIX-based computers, a development of AT&T, a telephone company, which had very sophisticated communications capabilities for its time. At first, although the Internet served the objectives of the United States Department of Defense, others looked it upon as awkward due to its arcane commands and inaccessibility to persons without specific technical training. This hampered its growth for a considerable period of time.

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

Communication on the Internet occurs primarily between a client and a server, or so-called host computers. The client computer initiates a request for information or other activity and the server computer responds to, or serves, that request. Furthermore, server computers run specialized software specifically designed to provide a variety of services to client computers. Notably, many host computers operate as mail servers or file servers that enable the downloading or transferring of files. The Internet has historically been used by academic institutions, defense contractors and government agencies primarily for remote access to host computers and for sending and receiving electronic mail and has traditionally been subsidized by the United States Federal Government. As an increasing number of commercial entities have come to rely on the Internet for business communications and commerce, the level of federal subsidies has significantly diminished and funding for the Internet infrastructure and backbone operations has shifted primarily to the private sector and end users. In addition, according to industry market research, as far back as October 1994 the number of commercial domains on the Internet surpassed the number of educational domains.

World Wide Web

Much of the recent growth in Internet use by businesses and individuals has been driven by the emergence of a network of servers and information available on the Internet called the World Wide Web. The web, based on a client/server model and a set of standards for information access and navigation, can be accessed using software that allows non-technical users to exploit the capabilities of the Internet. The web enables users to find, retrieve and link information on the Internet in a consistent manner, which renders the underlying complexities irrelevant to the lay user. Electronic documents are published on web servers in a common format described by Hyper Text Mark-up Language, or HTML, which is a series of tags or codes added to a text document to format a document or add links to other documents. Web client software can retrieve these documents across the Internet by making requests using a standard protocol called HyperText Transfer Protocol, or HTTP. Browsers and HTML are an essential part of the success of the Internet and the continuing growth in the number of users. Browsers allow a user to wander around the Internet with relative ease while HTML allows the exhibitor of a web page to navigate to either some other page at that particular The web site or to a relevant page at another web site. The introduction of commercial web pages introduced a new and substantial opportunity for users of the Internet.

The proliferation of web users has created significant demand for software to enable Internet servers and private servers on corporate networks to function as web sites, which are used by content providers to offer their products and services on the Internet and to publish confidential company information to employees inside the enterprise. In March 2003, IDC published a report that Internet usage will rise from 180 petabits in 2002 to a predicted 5.17 petabits by 2007.

E-commerce

E-commerce provides companies with the opportunity to serve a rapidly growing market as consumers increasingly accept the Internet as an alternative shopping vehicle. Growth in Internet usage has been fueled by a number of factors, including the large and growing number of personal computers in the workplace and home, advances in the performance and speed of personal computers and modems, improvements in network infrastructure, easier and cheaper access to the Internet and increased awareness of the Internet among businesses and consumers. The increasing functionality, accessibility and overall usage of the Internet and online services have made the Internet an attractive commercial medium. The Internet and other online services are evolving into unique sales and marketing channel, just as retail stores, mail-order catalogues and television shopping evolved. Companies operating online can interact directly with customers by frequently adjusting their featured selections, editorial insights, shopping interfaces, pricing and visual presentations. The minimal cost to publish on the Web, the ability to reach and serve a large and global group of customers electronically from a central location and the potential for personalized low-cost customer interaction provide additional economic benefits for online operators.

The Internet also provides e-commerce companies with an opportunity to serve a global market. Online operators have the potential to build large common global customer bases quickly and to achieve superior economic returns over the long term. International Data Corporation, also known as IDC, an information technology market research and consulting firm, estimated that the number of people accessing the Internet had reached approximately 100 million by the end of 1998 and predicted that this number will reach 320 million by 2002. IDC has also reported that approximately $45 billion was spent by US households on e-commerce in 2002.
Digital Media

In years past, if a person wanted to view a video clip over the Internet it was necessary to download the entire video prior to playing it back. This downloading process could take up to 45 minutes for a video that is 5 minutes in length, and impeded the growth of video distribution. The solution was streaming media. Video streaming allows viewers to watch video clips on their computer as the file is being downloaded, on the fly, very similar to a television broadcast. The quality of the viewing experience depends on the end-users connection speed to the Internet.

The Internet is a connection device linking computers from around the world. However, the connection to other computers is not a direct one. Before information can reach its destination, it must make a series of jumps from computer to computer as it traces a successful route. Packet servers, the big, powerful computers that form the backbone of the Internet, handle this job. Each packet traveling the Internet has the potential to take an entirely different than the packets that come before and after it. This is a built-in design feature of the Internet that allows information to flow around heavy traffic areas and broken-down links in the chain. It works well when downloading Web pages, where it doesn't matter if the packets are mixed up, routed through a number of servers and arrive at different times. Video is a more problematic situation. The protocol that is ordinarily used to deliver Web content is the Hypertext Transfer Protocol (abbreviated HTTP), while the Real Time Streaming Protocol (RTSP) specifically handles streaming video content. Both of these protocols can be used to deliver streaming video content, but the results are very different. While HTTP is one of the most common ways to deliver streaming video, the picture quality tends to be substandard compared to RTSP. A streaming server is a specialized piece of software that controls the actual streaming of the video, often adjusting the data rate on the fly to compensate for the inconsistencies the Internet. It lets viewers jump ahead to later portions of a clip, skipping entire portions without downloading them.

Most ISPs will not allow users to install a streaming server on their computer -- at least not for free. A number of companies rent space on their streaming video servers for a flat fee or based on volume. There are also a half-dozen or so that give space on their server for free or at a very low cost. These companies generate revenue either from advertisements or by only offering limited services for free (file size/volume limitations). Users, however, generally cannot construct their own Web pages with embedded streaming media. The streaming industry, although six years old, is still in its infancy. Nonetheless, the number of consumers who are "media player enabled" now exceeds 50 million and continues to expand. The industry is expected to grow from $78 million in 2000 to $9 billion in revenue by 2004. As the Internet approaches 765 million users by 2005, the streaming industry should continue to grow at a 5% annual rate.

According to SCRI's Digital Facilities Trends Survey, web streaming is now in the top ten services offered by digital video facilities. Some of the vertical markets include video production, video post, video conferencing, distance learning, surveillance, and intranet-delivered corporate training applications. One phenomenon, which has had the most positive impact on the massive growth of video streaming, is broadband access. According to a study released on September 5, 2002 from Arbitron and Edison Media Research Residential Broadband users make up over 50% of the Internet users today. This rate should continue its rapid growth rate and these users are utilizing streaming technology more frequently on a weekly basis. IDC reports that online content purchases hit $1.3 billion in 2002. Estimates by IDC predict that figure to double over the next five years.

Turkish Oil and Gas Exploration and Production

Domestic and foreign companies began carrying out oil exploration in the territory now known as the Republic of Turkey in the later 19th Century. The first productive well was operated by the European Petroleum Company and was located in the Thrace region of Turkey. During the First World War, the Turkish government proceeding the Ottoman Empire suspended oil-related activity. In 1923, the Republic created a monopoly on oil exploration and production thereby eliminating foreign participation.

In 1954, liberalization and supporting legislation embodied in the Petroleum Law 6326 opened exploration once again to private and foreign companies. Petroleum Law 6326 remains the primary governing law relating to all oil and gas exploration in the Republic of Turkey. Also in 1954, the Turkish Petroleum Corporation was established and continues to operate on a domestic and international level, replacing the activities of the former national oil company. The Ministry of Energy and Natural Resources was developed in 1963 to provide oversight in the exploration, development, production and consumption of energy resources in accordance with the Petroleum Law. Administrative activities of the Ministry are carried out through the General Directorate of Petroleum Affairs.

The primary duties of the General Directorate's Office is to review applications and grant licenses and leases for exploration and exploitation activities and to provide certification of in-field operations. In addition, the General Directorate is responsible for providing maps, photographs and other useful information to concession holders; performs audits, reviews transfer applications, controls imports and exports of oil generally and collects taxes and other fees related to oil exploration and exploitation in the Republic of Turkey

Approximately 1,400 exploration and appraisal wells have been drilled in Turkey since 1961. The Southeast region of Turkey forms the north flank of the Arabian Basin and has had fewer wells per acre drilled over the last 50 years than the rest of the Arabian Basin. A 1999 study by Arthur Andersen published in the "Review of World Energy" (vol.2 Section 2) states that the historical "finding cost" of a barrel of oil in Turkey was $5.50 as compared to $8.29 in Europe and $13.31 in the United States.

There are a total of 20 sedimentary Basins in Turkey. These Basins cover approximately one-third of the surface area of the Republic of Turkey. The largest sedimentary Basin in Turkey is the Southeast area bordering Iran, Iraq and Syria. The South-East Basin forms the northern flank of the Arabian Basin, which currently hosts 65% of the world's proven oil reserves.

                                BUSINESS STRATEGY

THE COMPANY - OPERATIONAL STRATEGY

AVENUE GROUP, INC. - OPERATIONAL STRATEGY

Following the approval of shareholders at our 2002 Annual Meeting of Stockholders held on December 24, 2002, we announced that the Company changed its name from I.T. Technology, Inc. (ITTE) to Avenue Group, Inc. (AVNU). The decision to change our name was made in order to reflect our broader strategic focus and investment strategies, predominantly being pursued in the oil and gas sector through Avenue Energy.

We also have equity interests in several other companies, including: VideoDome, an application service provider (ASP) of Internet video solutions, Stampville, a global portal community for stamp collectors and dealers and ROO Media, which aggregates and distributes online digital media content.

Our activities during 2002 were principally devoted to finalizing an OTC Bulletin Board listing, raising additional capital, seeking out new growth and investment opportunities, leading to the incorporation and commencement of operations at Avenue Energy, and other corporate activities. In July 2002, we relocated our principal offices to California; however, we maintain an office in Melbourne Australia.

Set forth below is a description of the businesses and prospects of Avenue Energy, Stampville, VideoDome, and ROO Media. These companies are development stage enterprises with limited revenues, if any, and which require capital funding to achieve their business plans.

AVENUE ENERGY, INC. - OPERATIONAL STRATEGY

Formed in November of 2002, Avenue Energy is engaged in the exploration, development and potential production of oil and gas. On November 11, 2002 Avenue Energy entered into an agreement with a company controlled by Dr. Jaap Poll to acquire 36% of the outstanding capital stock of Anzoil (Thailand) Pty Ltd ("AT"). AT's assets include a contract to acquire: (i) 100% of the offshore petroleum concession Block B7/38 located in the Gulf of Thailand and (ii) approximately US$1.8 million in cash (the "AT Agreement"). The closing of this transaction is subject to a number of contingencies including the closing of a Share Purchase Agreement dated September 18, 2001 by and among Devon Energy (Delaware) Limited ("Devon Energy"), AT and Anzoil NL, an Australian public company pursuant to which AT will acquire the rights in the petroleum concession in the Gulf of Thailand through purchase from Devon Energy of all of the outstanding shares of Devon Energy (Thailand) Limited, the holder of such concession.

The closing of the AT agreement is also dependant on the approval of the transaction by AT shareholders, Capersia Pty Ltd and Anzoil NL, transfer of the AT shares and on ratification by the government of Thailand. At the closing, we will acquire 36% of AT's outstanding shares in exchange for 20 million shares of our common stock. Upon AT's acquisition of the petroleum concession, the participants will be required to contribute their proportionate share of the currently estimated outstanding obligations of AT for 2003 which aggregate to approximately $2.5 million (a total of $4.3 million less the cash on hand of approximately $1.8 million). These funds will initially be utilized to fund the drilling of the first commitment well, which is now not expected to commence before the fourth quarter 2003. There can be no assurances that we will acquire AT shareholder approval or the AT shares with attendant rights in oil and gas properties leased from the government of Thailand and located in the Gulf of Thailand or when ratificiation of the transaction by the Government of Thailand will occur.

THE PARTICIPATION AGREEMENT IN TURKEY

On November 18, 2002, we entered into a Farmin and Participation Agreement with Aladdin Middle East Ltd., Ersan Petrol Sanayii A.S., TransMediterranean Oil Company Ltd., and Guney Yildizi Petrol Uretim Sondaj Muteahhitlik ve Ticaret A.S., which are affiliates of the Sayer Group Consortium and Middle East Petroleum Services Limited. Pursuant to the terms of the agreement we paid $250,000 and acquired an option that allows us to participate in and acquire a 45% working interest in up to 31 exploration licenses and 2 production leases held by the members of the Sayer Group in Turkey, as well as the option to participate with a 45% working interest in oil and gas properties or rights which may be acquired by the Sayer Group, provided that we are an active right holder in an exploration or production lease with the Sayer Group.

Upon our exercise of our options, each of the Sayer Group Consortium and Avenue Energy will initially hold a 45% interest and Middle East Petroleum Services Limited, who negotiated and arranged the transaction, will retain a 10% interest in all of the existing and new oil and gas leases and licenses covered by the Farmin Agreement.

Pursuant to the Farmin Agreement we had the option, exercisable at any time up to December 20, 2002, to acquire a 45% interest in the Tosun-1 well and the License, by paying a fixed cost of $2.5 million, which represents about 50% of the estimated well cost. Tosun-1, lies adjacent to the producing Cendere and Karakus oilfields in Southeast Turkey. Drilling of this well recommenced in December and is expected to continue through April 2003. On December 20, 2002 we exercised this option and at the same time the parties modified certain payment terms of the Farmin Agreement to extend the due dates with respect to the remaining payments.

Under the terms of the modification to the Farmin Agreement, we acquired a 35% interest in the Tosun well and License through the payment of an additional $1.75 million. We have also subsequently exercised an option, to increase our interest to 45% of the Tosun-1 well and License and to maintain our options with respect to certain other licenses under the Agreement through an additional payment of $500,000, payable 5 business days after the Tosun-1 well has reached total depth, which will complete our turnkey cost of $2.5 million. In the event of a discovery, our contribution towards electric logging, running a production string, testing and completion costs is capped at $250,000. Under certain circumstances, Avenue Group may be required to guaranty the performance of Avenue Energy as long as it is our subsidiary.

As at March 24 2003, drilling at the Tosun-1 well had reached a depth exceeding 6,500 feet. Total depth of the well is expected to be approximately 9300 feet.

In addition, under the Farmin and Participation Agreement, as amended, as a result of our exercise of the option with respect to the Tosun-1 well, we have an option to acquire up to a 45% interest in the Karakilise License. In order to exercise our option with respect to the Karakilise license we are required to notify the Sayer Group no later than 45 days prior to the proposed date for the spudding (commencement of drilling) on the Karakilise-1 well. The Sayer Group is obligated to notify us no later than 90 days prior to the proposed spudding of the Karakalise-1 well. The option exercise price is $2 million, plus up to an additional $250,000 of additional costs in the event hydrocarbons are discovered at the Karalise-1 well. On March 4, 2003, pursuant to Farmin and Participation Agreement as amended, Avenue Energy received notice from the Sayer Group that it will use reasonable endeavors to spud the Karakalise-1 well by no later than May 15, 2003 and notifying Avenue Energy that it has until April 18, 2003 to exercise its option into Karakalise. We have not yet determined if we will exercise this option.

We have also negotiated the option to participate in the further development of one of the Sayer Group's currently producing oilfields, the Kahta Field. Under this arrangement, we have the option to recover our investment in Tosun-1 and Karakilise-1 (if exercised). This option, exercisable until 60 days after the completion or abandonment of the Tosun-1 well, would require that the Sayer Group workover (reopen) up to five existing wells in the Kahta Field and drill up to three additional wells in the Kahta License at fixed costs to us of $150,000 per well for workovers and $400,000 per well for new wells. We will receive 95% of net revenues until we recover 100% of our entire investment in Tosun-1 and Karakilise-1 (if exercised) and the Khata Field and thereafter will receive 45% of net revenues from these Kahta wells.

Upon the occurrence of either our exercise of the Karakilise option or 60 days after the completion or abandonment of the Karikilise-1 well, we will be granted an option to participate in the other remaining exploration licenses and production leases held by members of the Sayer Group, which cover over 3 million acres. At the closing of this option, we will be required to pay Aladdin Middle East Ltd. a one-time contribution towards past costs of $450,000 and a monthly administration fee covering ongoing exploration license and production lease rentals and filings. The parties will jointly decide on all future exploration programs, including the prioritizing of prospects and well site selections, subject to the requirements of Turkish law.

Our strategy is to secure, through Avenue Energy, rights to a substantial acreage position in Turkey and apply new technology and outside capital to undertake a sustained and aggressive exploration and development program in an effort to attempt to unlock undiscovered and undeveloped oil and gas reserves. We believe that Turkey's oil and gas potential has not been fully explored and that it has significant remaining potential. Furthermore, subject to additional financing, we believe that our corroboration with the Sayer Group will afford us significant opportunities. Success in this strategy will be dependent on many factors some of which, discussed in "Risk Factors" are beyond our control. Of critical importance will be our ability to raise sufficient capital to complete whatever exploration and drilling program is ultimately agreed upon between us, Middle East Petroleum Services Limited and the Sayer Group with respect to the acquired Sayer Group rights and our success in locating and drilling successful wells. Over the past 20 years the Sayer Group has built up a fully integrated oil company and owns the only private refinery license in Turkey (the others are Government refineries), which is valid for a further 47 years. The Sayer Group's acreage position has been acquired, developed and matured to drillable prospect stage and currently includes about 13 drillable prospects. The Sayer Group owns its own drilling and work over rigs, seismic and oilfield equipment, cementing and fraccing units, a fleet of tanker trucks and has production and maintenance camps spread across Turkey. Pursuant to the Farmin Agreement, access to the Sayer Group's equipment at competitive rates should alleviate the need to import equipment and remove delays in drilling or seismic acquisition.

Avenue Energy, under the technical guidance of Exploration Director - Dr. Jaap Poll, Mr. Ken Fellowes of Middle East Petroleum Services Limited and the technical staff of the Sayer Group and outside consultants as and when required, has begun a review of all prospects and leads on all licenses in order to prioritize the most attractive drillable prospects for an initial multi-well drilling program. Recommendations for seismic and further geoscientific work on the less well defined leads and prospects and budgets will be prepared in order to generate programs for potential drilling campaigns.

We continually review and consider potential acquisition or investment targets. However, at this time, with the exception of the AT Agreement and the Agreement with the Sayer Group in Turkey, we have not negotiated the terms of any such acquisition or investment, completed our due diligence with respect of any such acquisition or investment or negotiated or executed any agreement with respect thereto and there can be no assurance that we will be able to successfully negotiate, execute and consummate any such investment or acquisition in the future. The oil and gas exploration and production leases and licenses in the Republic of Turkey over which we have interests or current rights to acquire participation interests under our Farmin Agreement with the Sayer Group are as follows:

-----------------------------------------------------------------------------------------------------------------------------
NO. OF         NAME OF                                                                POST FARMIN        TOTAL        TOTAL
PETROLEUM      PETROLEUM                  PROSPECT OR      LICENSE   LICENSEE     COMPANY      %         AREA         AREA
DISTRICT       DISTRICT     REGION        FIELD            PREFIX    NUMBER       REGISTERED   HELD      (HECT-ACRES  (ACRES)
-----------------------------------------------------------------------------------------------------------------------------
XII            GAZIAN-TEP   S.E.          TOSUN            AR/AM     3462         Avenue       45.00%    3,278        8,100
                            ANATOLIA                       E-EPS
-----------------------------------------------------------------------------------------------------------------------------
XI             DIYARB-AKIR  S.E.          KARAKILISE       AR/AM     2674         Avenue       45.00%    122,943      303,792
                            ANATOLIA                       E-EPS
-----------------------------------------------------------------------------------------------------------------------------
XII            GAZIAN-TEP   ADIYAMAN      KAHTA            IR/EPS    658          Avenue       45.00%    7,060        17,445
-----------------------------------------------------------------------------------------------------------------------------

The Tosun well is currently being drilled and the Karakilise and Kahta options to acquire interests are not yet exercised.

PROSPECTS OF AVENUE ENERGY

ANZOIL THAILAND

The Block B7/38 petroleum concession located in the Gulf of Thailand, has five drillable prospects and two leads identified by two dimensional and three dimensional seismic coverage, as well as a host of follow up structural and stratigraphic leads in a basin with proven oil potential. We believe that these prospects have substantial oil potential as a result of the Shell Nang Nuang oil discoveries adjacent to AT's drilling targets. The petroleum concession is situated within the Chumphon Basin, one of a series of North-South trending systems of Tertiary rift basins, which extend through the Gulf of Thailand and onshore. The Chumphon Basin is an asymmetric half-graben complex controlled to the west by the major Khlong Marui fault zone with a mid-basin ridge separating the basin into sub-basins. The Tertiary fill consists mainly of Oligocene-Miocen continental clastic sediments with the deepest part of the Basin located to the west along a down-thrown side of the Khlong Marui Fault where the Tertiary is more than 5km thick.

The Tertiary sequence within the Basin is uncomformable to the underlying North-South oriented Pre-Tertiary series of structural ridges in the central part of the Basin, which have pronounced buried hill type closures with reservoirs in the Karsted Permian Tatburi Carbonatese and leached Mesozoic clastics and carbonates. The structural ridges are on-lapped by Oligocene and Miocene lacustrine shales that form source and sel of the Pre-Tertiary reservoirs.

The holder of the petroleum concession has the rights to petroleum exploration until March 2, 2005. If the concessionaire desires to renew the exploration period, a renewal application is required to be lodged not less than 6 months prior to the termination of the exploration period. Pursuant to the terms of the petroleum concession, the obligations are split into two obligation periods that require certain mandatory expenditures for seismic reprocessing and acquisition, geological studies and drilling.

Approximately $4 million has already been spent on pre drilling exploration within the petroleum concession during the first obligation period, which ended on March 2, 2002. The concessionaire was obligated during the first obligation period to do geological studies, 3D seismic surveys and processing and the drilling of one well. The drilling of the well by the end of the first obligation period was not completed, however, Avenue Energy has been informed by Dr. Poll that AT will be able to obtain an extension for this requirement into the second obligation period. AT has been informed by the Thai authorities that the deferral of the first commitment well and the change of concessionaire from Devon to AT has been approved in principle and is now awaiting Thai Cabinet ratification, which Dr. Poll now believes is likely to be complete by May, 2003.

We anticipate that AT will commence drilling of AT-1 on the Hong Fah prospect toward the end of 2003. The estimated dry hole drilling cost for the well is $2.5 million, and if a discovery is made, an additional $2 million to test and complete the well. However, in the event of a dry hole, AT will be required to expend no less than $4.3 million during 2003 or such other agreed upon timeframe to be determined with the Thai authorities. Future exploration and drilling expenditures of AT would be in accordance with the budgets approved by the shareholders of AT. The second obligation period, ending March 2, 2005, requires an additional $4.5 million to be expended for reprocessing ($100,000), geological studies ($200,000), the drilling of a second well ($4 million) and incidental costs ($200,000). To keep the second obligation period in effect, the concessionaire must satisfy the obligations of the first obligation period.

The prospects of Avenue Energy as it relates to AT are contingent on a number of conditions precedent as previously described. There can be no assurances that we will acquire AT shareholder approval or when, if at all, the ratificition of the Thai Government will occur to enable us to acquire the AT shares with attendant rights in oil and gas properties leased from the government of Thailand and located in the Gulf of Thailand.

THE REPUBLIC OF TURKEY

Under the Participation Agreement in Turkey, we have negotiated the option to participate in the further development of one of the Sayer Group's currently producing oilfields, the Kahta Field. Under this arrangement, we have the option to recover our investment in Tosun-1 and Karakilise-1 (if exercised). This option, exercisable until 60 days after the completion or abandonment of the Tosun-1 well, would require that the Sayer Group workover (reopen) up to five existing wells in the Kahta Field and drill up to three additional wells in the Kahta License at fixed costs to us of $150,000 per well for workovers and $400,000 per well for new wells. We will receive 95% of net revenues until we recover 100% of our entire investment in Tosun-1 and Karakilise-1 (if exercised) and the Khata Field and thereafter will receive 45% of net revenues from these Kahta wells.

In addition, upon the occurrence of either our exercise of the Karakilise option or 60 days after the completion or abandonment of the Karikilise-1 well, we will be granted an option to participate in the other remaining exploration licenses and production leases held by members of the Sayer Group, which cover over 3 million acres. At the closing of this option, we will be required to pay Aladdin Middle East Ltd. a one-time contribution towards past costs of $450,000 and a monthly administration fee covering ongoing exploration license and production lease rentals and filings. The parties will jointly decide on all future exploration programs, including the prioritizing of prospects and well site selections, subject to the requirements of Turkish law.

OTHER LICENSES IN THE REPUBLIC OF TURKEY

The Participation Agreement includes both Exploration Licenses and Production Leases located in the South-East Turkey portion of the Arabian Basin on trend with the major oilfields in Turkey, Syria, Iran and Iraq. Other Exploration licenses cover the southern half of the Toz Golu Salt Lake Basin, just south of Ankara, the Antalya Basin in the eastern Mediterranean, close to the Bulgurdag Oil Field (owned by the Sayer Group Consortium), and the onshore portion of the Aegean Basin in Western Turkey adjacent to the Prinos Oil Field, the only producing oilfield offshore Greece.

VIDEODOME NETWORKS, INC. - OPERATIONAL STRATEGY

VideoDome Networks was founded in 1999. Its founders, Daniel Aharonoff and Vardit Cohen (husband and wife), who remain the owners of 50% of its capital stock, worked in the business of video streaming technology for several years prior to incorporating VideoDome. Although VideoDome is currently generating revenues, these revenues are insufficient to fund VideoDome's research and development and expansion plans.

VideoDome provides Internet based digital media solutions for corporate and enterprise markets. VideoDome focuses on providing enabling technologies that offer its customers the ability to unify and control all their digital media technologies and initiatives under one platform. VideoDome offers a complete solution, combining the processes of encoding, delivery, publishing and tracking of video over the Internet. VideoDome's products are compatible with existing streaming media platforms, which facilitate transmission of audio/video over the Internet.

The VideoDome Networks digital media platform is custom built. The company is actively developing three core elements of its business development strategy. These are direct sales, the Partner Program and the Syndication and Subscription Services segments. VideoDome's direct sales efforts currently focus in six key market verticals which include health and beauty, automotive, corporate messaging and/or training, education (distance learning and/or training), religion, medical (continued education). The most conducive of these channel partners include web developers and firms, graphic designers, web hosting providers and/or data centers, production studios and facilities. VideoDome's Syndication services allows clients to re-package and bundle client content similar to the cable and satellite television model which in turn can make this media available to their end-users (site visitors). VideoDome's Subscription services enables clients to sell their content in a pay-per-view or membership driven model. Both services provide potential for VideoDome to cross from an Internet client-base to real-world clients in the satellite, set-top, 3G-wireless and digital television industries.

Currently VideoDome's digital media publishing platform supports both live events and on-demand media under both the wireline (traditional desktop access) and wireless Internet (PDA's, cell and WiFi). Its web-based platform addresses key areas in the digital media environment and ties them together into a single application. Company administrators can upload media or insert remote media server publishing points and through a hierarchical interface create content channels and titles. All titles allow for additional metadata completion such as text and graphics. A 'skin wizard' system ties content in from the content management side and can seamlessly create templates/skins for publishing to the web or corporate Intranet. These skins can be customized as a custom pop-up, thumbnail template or embedded video templates. The publishing segment allows for scheduling and enable/disable status of media. The platform also wraps the entire media archive with a powerful video search engine. A set of vertically integrated add-on's including security, syndication and audience-measurement; VideoDome SecureStream Module, disables unauthorized streaming of media on other sites. VideoDome Syndication Module allows for re-packaging of media assets and wrapping into a new skin for syndication to partners as well as integrated audience measurement for syndication partners. Real-time audience measurement add-on can generate real-time reports within 6 seconds. Pre-built reports ready to be used provide easy output into PDF, DOC, RTF or Crystal Reports for very easy distribution and comprehension within the organization.

VideoDome currently generates revenues through its flagship program Digital Media Publishing Platform with ancillary revenues from hosting, encoding and consulting services. Revenues can range from monthly licensing fees to annual contracts.

Media Manager is a primary product owned by VideoDome. Media Manager allows VideoDome, through a simple web interface, to build global channels and individual content channels that are then tailored for individual need. It allows for management of the media and provides flexibility by enabling functions such as powerful video search, filtering, customization, interstitial ad placement and more. VideoDome's Media Manager is customizable and can support a variety of page layout, look and feel on the front end with a feature set on the interface. The video can also be customized to display at various sizes and quality of transmission.

OTHER DIGITAL MEDIA ACTIVITIES

On January 14, 2002, the Company completed the acquisition of certain of the assets of Streamcom Pty Ltd, a company engaged in the digital media sector. As provided in the agreement, the Company issued 10,000,000 shares of common stock to Streamcom in January 2002. The Company acquired existing infrastructure, equipment and personnel that were of strategic importance to its plans for an increased digital media focus. In July 2002, following the loss of certain key personnel at Streamcom and in light of the lack of any meaningful revenues being generated by Streamcom, the limited financial resources available to the Company and the Company's shift in strategic focus previously discussed; the Company opted to curtail its existing digital media activities in Australia at this time and increase its focus and resources in the more developed U.S. market through VideoDome.

STAMPVILLE.COM, INC. - OPERATIONAL STRATEGY

Stampville is a "portal community" web site for the collectible postage stamps community and for hosting philatelic services to dealers, collectors and hobbyists. The Stampville web site merges the traditional hobby of stamp collecting with the technological advantages of the Internet. Stampville believes that doing so it fills a gap in the stamp-collecting marketplace by establishing an online stamp network for stamp collectors. Following the general formats of a number of commercial web sites, Stampville anticipates that its web site can produce increased revenues through sales, advertising, and services to the philatelic community. Stampville believes the Internet is an ideal medium for selling thematic and non-thematic collectibles. The natural and worldwide appeal of stamp collecting and stamp art is particularly conducive to electronic commerce.

Branching off the main Stampville website, there are eighteen independent "satellite" sites, which have been developed as part of Stampville's Micro-Site program, where mini web sites dedicated to a specific theme or topic are established.

On December 1, 1999, Stampville entered into a supplier's agreement with Inter-Governmental Philatelic Corporation, also known as IGPC, one of the world's largest suppliers and dealers of philatelic stamps. Under the Agreement, IGPC agreed to supply Stampville with stamps that IGPC has made available for public sale at the lowest pricing structure available to other dealers, as well as additional services to Stampville, including the extension of a line of credit of up to $2,000,000 to Stampville for the purchase and shipping of stamps from IGPC. Certain provisions of the IGPC Agreement providing for additional services, including the line of credit terminated on December 1, 2002 pursuant to a notice from IGPC. Consequently, the terms of the IGPC Agreement will continue until December 1 2004, with respect only to IGPC's sale of stamps to Stampville. IGPC represents approximately seventy postal administrations throughout the world in matters relating to the design, production and marketing of their postage stamps. IGPC also markets their stamps to collectors. IGPC is a significant supplier of stamps to Stampville and allows Stampville to offer a wide array of stamps at competitive prices. IGPC's President is Sam Malamud, the father of Jonathan Y. Malamud, a director and President of Stampville, and the father-in-law of David Eli Popack a director and Secretary of Stampville.

PROSPECTS FOR STAMPVILLE.COM

In March 2002, in view of the limited financial resources available and after reviewing possible alternatives, Stampville underwent an operations restructuring. Oversight of substantially all of Stampville's activities has reverted to its founders, Messrs Malamud and Popack in New York. In the past we have advanced additional working capital to Stampville and these loans are still outstanding to us, we are no longer advancing any funds to or on behalf of Stampville and absent new developments, we do not anticipate providing any material amount of funding to Stampville in the foreseeable future. Currently, Stampville is funding its operations from its cash flow. Messrs Malamud and Popack have recently been devising a more comprehensive strategy to advance Stampville's prospects.

Stampville developed a website portal that became operational in mid-2000. Following the general formats of a number of commercial web sites, Stampville anticipates that its web site can produce increased revenues through sales, advertising, and services to the philatelic community. Strategic alliances with established philatelic businesses will provide merchandise, content and subject matter support. Traffic to the web site is generated both through on-line and traditional advertising. By offering high-resolution graphic images of products with completely searchable databases, Stampville hopes to become a preeminent stamp retailing portal web site. Stampville is pursuing marketing arrangements and partnerships with a number of partners.

Should Stampville not be able to renew its contract with IGPC on favorable terms before December 2004, or require a change in stamp providers, this could have a material adverse effect to Stampville.

ROO MEDIA, INC. - OPERATIONAL STRATEGY

We currently own 25% of the equity of ROO Media, which is operated and controlled by Robert Petty, our former President. ROO Media is a developmental stage company and to date has not generated significant revenues.

ROO Media is a broadcasting company which broadcasts its video content to its own network of web sites, www.rootv.com and through 3rd party web sites throughout the world. ROO Media hosts video clips on a range of topics including News, Business, Entertainment, Fashion, Health, Music, Movies and Travel. Video files are supplied to ROO Media from leading content providers such as Associated Press, Reuters, ABC (Australia) and Accuweather. ROO Media provides its customers with a complete solution to adding video to their web site which includes the video content, technology and integration into the customer's web site which matches the look and feel of the customer's web site.

ROO Media plans to generate revenues through the sale of content and through advertising revenue generated from television style commercials which can be programmed to play before and after individual video clips. ROO Media's technology platform consists of products and services developed by ROO Media and a range of solutions provided by outside suppliers including VideoDome. At this time, we do not anticipate providing ROO Media with additional funding.

PROSPECTS OF ROO MEDIA

The growth in broadband connections worldwide can be directly related to the amount of videos viewed by people connected to the Internet. According to information provided to us by ROO Media, a recent study by AccuStream iMedia Research displayed a 52% growth from 2001 to 3.9 Billion Video Streams Served in 2002. The growth in videos being viewed over the Internet provides a positive outlook for the growth of ROO Media's revenue.

ROO Media has only recently commenced commercially selling its products and services. ROO Media will now continue to expand its content categories offered, on its own ROO TV network and the network of 3rd party web sites it broadcasts its video through. This will be supported by sales efforts focused on the USA, UK, Australian and Asian markets places.

COMPETITION

AVENUE GROUP, INC.

We are, and will continue to be for the indeterminate future, an insignificant participant in the oil and gas, e-commerce and digital media businesses. In addition, there are many other companies with far greater experience and resources participating in similar oil and gas ventures that will be in a better market position than Avenue Energy to take advantage of large-scale opportunities that become available. Our financial resources will be limited in comparison to those of many of our competitors. This inherent competitive limitation may compel us to pursue certain less attractive prospects. There can be no assurance that such prospects will permit us to achieve our stated business objectives.

AVENUE ENERGY, INC.

Competition in the oil and gas industry is intense, particularly with respect to the acquisition of producing properties and undeveloped acreage. Major and independent oil and gas companies, as well as individuals and drilling programs, actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop such properties. Many competitors have financial resources, staffs, facilities and exploration and development budgets that are substantially greater than Avenue Energy's, which may adversely affect Avenue Energy's ability to compete successfully. Given Avenue Energy's lack of resources and staff relative to most of its competitors, Avenue is at a competitive disadvantage in being able to locate and evaluate oil and gas prospects and negotiate transactions for prospects that it considers favorable. In addition, many of Avenue Energy's larger competitors may be better able to respond to factors that affect the demand for oil and natural gas production such as changes in worldwide oil and natural gas prices and levels of production, the cost and availability of alternative fuels, the level of consumer demand, the extent of domestic production of oil and gas, the extent of imports of foreign oil and gas, the cost of and proximity to pipelines and other transportation facilities, regulations by state and federal authorities and the cost of complying with applicable environmental regulations.

DIGITAL MEDIA

 Like other internet-related businesses, VideoDome faces competition from a variety of sources, including: Virage, Akamai, Speedera and Activate which are all well-established companies. Because the barriers to entry are low and potential competitors can establish competing businesses at relatively low cost, VideoDome expects to face strong competition, both from individuals and entities comparable in size to VideoDome as well as large, well-established and well-funded competitors. Because of the size of the potential market that VideoDome hopes to serve, VideoDome expects that as it becomes a more visible and important provider, it will face additional competition.

While VideoDome faces competition in the streaming video services area from companies such as Virage Inc., Enscaler and others, VideoDome believes it has an advantage in its ability to deliver scalability across its network, which allows for fully unified control of a client's digital media assets. At the same time, its license is combined with a comprehensive package of services which provides encoding, delivery over it's own media network or extended through the companies various CDN (Content Delivery Network) relationships.

While VideoDome is encouraged that its revenues have recently been increasing, to date they have not been significant. VideoDome derives its revenues through its flagship Media Publishing Platform with ancillary revenues from hosting, encoding and consulting services. Revenues can range from monthly licensing fees to annual contracts.

We are, and will for the indeterminate future continue to be, an insignificant participant in the Internet and Digital Media business. We have become increasingly active in the area of digital media, focusing both on the services sector and content distribution and syndication. There are several companies in this space including, Virage, Akamai, Speedera, Activate, Vast Video, Videoaxis, Everstream, Feedroom, Audiobase Inc., Video Pipeline, ON24, Newstream and more. We expect to encounter intense competition from other entities having business objectives similar to these business objectives. Many of these entities are well established and have extensive experience in this space and possess far greater financial, technical, human and other resources than VideoDome or ROO have and there can be no assurance that VideoDome or ROO will have the ability to compete successfully. Because the barriers to entry are low and potential competitors can establish competing businesses at relatively low cost, VideoDome and ROO expect to face strong competition, both from individuals and entities comparable in size to them as well as large, well-established and well-funded competitors. Because of the size of the potential market which VideoDome and ROO hope to serve, they expect that as they become more visible and important providers, they will face additional competition. VideoDome and ROO's financial resources will be limited in comparison to those of many of their competitors.

STAMPVILLE.COM, INC.

Currently, we are no longer funding Stampville and Stampville is not generating significant revenues. Accordingly, it is not at this time, nor will it for the foreseeable future be able to expend significant money on research and development, acquisition of products, employees or marketing, which puts Stampville at a significant disadvantage to its competitors.

All aspects of the Internet market are new, rapidly evolving and intensely competitive and the Company expects competition to intensify in the future. Barriers to entry are low and current and new competitors can easily launch new web sites, e-commerce concerns, portals and other competitive alternatives at relatively low cost using commercially available software. Stampville's present competitors include companies that have equal access to expertise in computer and Internet technology such as Stampfinder.com and other online stamp collecting and gift art Internet sites, as well as Internet directories, search engine providers, shareware archives, content sites and entities that attempt to establish online communities. Stampville also will compete with a number of other traditional companies, such as stamp, gift and hobby shops. Other major companies have the financial and technical ability to compete aggressively in the stamp collecting market on the Internet. Many if not all of these companies have longer operating histories, larger customer bases, and greater brand name recognition in other businesses and Internet markets and significantly greater financial, marketing, technical and other resources than the Company or Stampville have. Competitive pressures created by any one of these companies or by Stampville's competitors collectively could have a material adverse effect on Stampville's and the Company's business, results of operations and financial condition and the Company can give no assurances that either the Company or Stampville will be able to compete successfully against current and future competitors.

In addition, other major nationally-known companies have the capability to include stamp-collecting content on their existing well known web sites, to market stamp collecting web sites through strong distribution channels and to package their stamp-collecting web site with other popular web sites. To the extent that a significant online market develops for stamp collection, the Company anticipates that both traditional companies and Internet companies will develop competitive web sites. All such companies would likely be better known than Stampville, and would have significantly greater resources. In addition, competitive services in the stamp-collecting marketplace may be under development by major Internet companies of which the Company is unaware.

                              INTELLECTUAL PROPERTY

All of our software was acquired from third parties. Neither Avenue Group, Stampville, nor VideoDome has registered copyrights on any software. We rely upon confidentiality agreements signed by our employees. Stampville has previously trademarked with the United States Patent and Trademark Office registration of "Stampville.Com" and three designs, combined with words, letters and/or numbers as trade and service marks. Except as discussed above, Stampville has not taken any steps to protect the technology or other intellectual property it uses and is developing, and does not know if such technology or intellectual property can, in fact, be protected from use by others.

Subject to its receiving additional financing, VideoDome may file one or more patent claims addressing, among other things, scalable video conversion processes, dynamic directories, cataloging and administration. There is no guarantee that either Stampville or VideoDome will successfully complete their respective trademark and patent applications. In the event Stampville or VideoDome fails to complete their respective trademark or patent applications, the companies may suffer the risk of having competing companies making use of their respective marks and technology. In such a case, both Stampville and VideoDome would lose the exclusive use of their respective marks and technology, thereby losing a significant portion of their respective competitive advantages.

There can be no assurance that the steps taken to date by us will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, there can be no assurance that licenses for any intellectual property that might be required for our services or products would be available on reasonable terms if at all.

Although we do not believe that our products infringe the proprietary rights of any third parties, and no third parties have asserted patent infringement or other claims against us, there can be no assurance that third parties will not assert such claims against us in the future or that such claims will not be successful. Patents have been granted recently on fundamental technologies in the communications and multimedia areas, and patents may issue which relate to fundamental technologies incorporated in our products. Since patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed which, if issued as patents, could relate to our products. In addition, participants in our industries also rely upon trade secret law. We could incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block our ability to provide services in the United States or abroad. Such a judgment could have a material adverse effect on our business, financial condition or results of operations.

                              ENVIRONMENTAL MATTERS

Our operations are subject to various laws and regulations relating to the environment especially as relate to our oil and gas operations, which have become increasingly stringent. We are not aware of any events of noncompliance in our operations neither with any environmental laws or regulations nor of any potentially material contingencies related to environmental issues. However, we cannot predict whether any new or amended environmental laws or regulations introduced in the future will have a material adverse effect on the future business of Avenue Group, Inc.

                            RESEARCH AND DEVELOPMENT

AVENUE ENERGY

Research and development for Avenue Energy is ongoing as a requirement of contractual agreements and the nature of oil and gas exploration in general. Funding for research and development is a component of costs and payments to the Sayer Group, the Government of Thailand and related affiliates as outlined above under the section "Business Strategy".

STAMPVILLE

Research and development are strictly focused to revenue generating enhancements including site and technical changes marketing initiatives and other associated development and research. Stampville research and development is conducted internally by its founders and through external contractors as required. No specific budget for research and development is outlined in the business plan as a separate and distinct operating cost.

DIGITAL MEDIA

VideoDome and ROO Media continue to pursue opportunities to improve products and services. Currently, research and development is conducted internally and through outsourcing agreements. VideoDome and ROO Media will continue to develop the products and services they offer customers. ROO Media plans to focus on expanding the content categories it offers to include Music, Lifestyle and Children's content and review its operational processes to increase the speed in which it can activate customers.

                              GOVERNMENTAL MATTERS

The status of Avenue Energy as a petroleum right holder and its ability to directly own the leases in connection with its acquired option to participate and acquire up to 45% in 31 exploration licenses and 2 production leases held by the Sayer

Group Consortium in Turkey and ability to operate as such, is subject to a pending registration process and subsequent approval by the Turkish Government. The potential acquisition of the shares in AT and the consummation of the AT Agreement are still subject to certain conditions including but not limited to ratification and approval by the Royal Thai Government.

                                    EMPLOYEES

As of March 15, 2003 the Company together with its affiliated subsidiaries employed 7 full-time employees including 4 officers and one independent contractor and 10 part-time employees and/or consultants including 3 officers. Included in this number are messrs Malamud and Popack at Stampville and four other consultants or independent contractors to Stampville, including Levi Popack, a brother to Eli Popack a director of Stampville, who has recently been assisting Stampville with administration on a part time basis.

 ITEM 2. PROPERTIES

Our and VideoDome's main offices are located at 15303 Ventura Boulevard, 9th Floor in Sherman Oaks, California. These executive offices were leased through December 2002, and we have entered into a new lease arrangement initially through to August 2003 at a combined rental rate of $3,500 per month. These offices occupy approximately 911 square feet. In addition, we currently have offices located at 34-36 Punt Road, Windsor 3181, Melbourne, Victoria, our original headquarters. The office consists of a newly built stand-alone office and showroom with on-site parking and approximately 540 square meters of office and showroom space. On February 4, 2002, we entered into a Contract of Sale over the Melbourne premises. The sale closed on March 25, 2002. Under the terms of the Contract of Sale, we received a total consideration of AUD$983,000, then equivalent to approximately $503,000. Pursuant to a further agreement with the purchaser, we have received a rent-free period to continue occupying these offices in Melbourne for a period of 12 months from the date of closing. We are in the process of finalizing new leasing arrangements with the purchaser to continue leasing these premises for at least a further 12 months and possibly beyond.

The oil and gas leases and licenses held by the Sayer Group where we have the option to acquire an interest are located in southeast Turkey, which forms the north flank of the Arabian Basin and which lies adjacent to the oilfields of Iraq, Iran and Syria. We have acquired a 45% participation in the Tosun-1 well, which is part of the Tosun License, located in Petroleum District XII - Gaziantep in the Republic of Turkey covering 3,278 hectares. The Karakilise License, which we have yet to exercise, is located in Petroleum District XI-Diyarbakir in the Republic of Turkey covering 122,943 hectares. Other exploration licenses cover the southern half of the Toz Golu Salt Basin, just south of Ankara, the Antalya Basin in the eastern Mediterranean and the onshore portion of the Aegean Basin in western Turkey adjacent to the Prinos Oil Field.

The oil and gas lease, to be acquired by AT from the government of Thailand, is located in the Chumphon Basin in the Gulf of Thailand, covering 2,293,875 acres. In the event this transaction is consummated we will have a 36% ownership interest in AT.

In the near term, we expect to acquire interests in oil and gas properties through our acquisition of a participation interest in the Sayer Group acquired rights and our share of rights with respect to AT's petroleum concession through our potential ownership of AT. In connection therewith, we have relied on the representations and warranties of the holders of these rights. In the event we acquire ownership directly in the future, we currently intend to perform only a perfunctory title examination at the time of acquisition of undeveloped properties, as is customary in the oil and gas industry. Prior to the commencement of drilling, in most cases, a thorough title examination will be conducted and significant defects will be remedied before proceeding with operations. We believe that the title to these properties is generally acceptable to a reasonably prudent operator in the oil and gas industry. The properties to be acquired by us will be subject to other interests customary in the industry, liens incidental to operating agreements, current taxes and other burdens, minor encumbrances, easements and restrictions.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are currently not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on December 24, 2002, our shareholders approved the following four resolutions:

         (1) To elect three Directors, each to serve a one-year term or until their successors are duly elected and qualified. The three Directors were Jonathan Herzog, Jim Tan and Daniel Aharonoff;

         (2) To accept the proposed amendment to the Certificate of Incorporation of the Company to change its name to Avenue Group, Inc.;

         (3) To approve an amendment to the Company's Stock Option Plan (the "Plan") to (i) increase the number of shares of the Company's common stock authorized for issuance under the Plan from 8,250,000 shares to 15,000,000 shares, (ii) adopt certain other amendments to conform the Plan with provisions of Rule 16-b(3) of the Securities Exchange Act of 1934, as amended, which would enable the Company's Board of Directors to grant options under the Plan and (iii) to change all references to the Company's name in the Plan to reflect the new name Avenue Group, Inc.; and,

         (4) To ratify and select Weinberg & Company P.A. as the Company's independent accountants for the year ending December 31, 2002.

The number of shares voted and represented at the meeting was 132,739,403. 132,739,403 shares, representing in excess of 81% of total shares outstanding as of the record date, were voted in favor of all resolutions excepting item 1 in the above list whereby a single shareholder with 500 shares abstained in connection with the proposal to elect one of the three directors.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

Our common stock was listed in April 2002 for trading on the NASDAQ OTC Bulletin Board under the symbol "ITTE". In 2003, due to our name change, our trading symbol became "AVNU". To date, due in part to the small size of the public float on our shares, approximately 6,324,000 shares, there has been a limited public market for the common stock and there can be no assurance that an active trading market for the common stock will develop. As a result thereof, the price of the common stock is subject to wide fluctuations and the current market price of the common stock may not be an accurate reflection of our value or the common stock's further trading value.

On October 4, 2002 our common stock began trading on the third market segment of the Frankfurt Stock Exchange under the symbol ITQ and the German Cusip number
(WKN) 722 861.

According to a report provided by the NASDAQ OTC Bulletin Board, our common stock prices for the three quarters in which we were trading in 2002 are as follows:


                         BID PRICE                ASKING PRICE

END DATE          HIGH      LOW      CLOSE    HIGH     LOW      CLOSE
12/31/02          0.81      0.2      0.68     0.83     0.21     0.7
9/30/02           1         0.05     0.2      0.23     0.07     0.21
6/28/02           0.105     0.06     0.06     0.13     0.1      0.12

SHAREHOLDERS

As of March 15, 2003 the Company had approximately 53 shareholders of record.

DIVIDEND POLICY
It is the present policy of the Board of Directors to retain earning for use in out business. We have not declared any cash dividends to our shareholders and we do not anticipate paying dividends in the foreseeable future.

TRANSFER AGENT

The Transfer Agent and Registrar for the Company's common stock is Transfer Online, Inc. Its address is 227 South West Pine Street, Suite 300 Portland OR, 97204 and its telephone number at that location is 503-227-2950 Fax:
503-227-6874.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND PLAN OF OPERATIONS

Avenue Group, Inc. was incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development, e-commerce and digital media businesses through interests in our operating subsidiaries, Avenue Energy, Inc., Stampville.Com Inc. and VideoDome.com Networks, Inc., and through our 25% interest in ROO Media Corporation. We have three wholly-owned subsidiaries, I.T. Technology Pty. Ltd., which furthers our operations in Australia; Avenue Energy, Inc., which was recently formed to broaden our strategic focus and pursue potential growth and investment strategies in the oil and gas sector; and Bickhams Media, Inc, which owns 50% of VideoDome. Avenue Group, Inc. currently owns 50.1 % of Stampville. Except as expressly indicated to the contrary, references to "we," "us," or "our" contained in this references in this document include Avenue Group, Inc. and/or our wholly owned subsidiaries.

We are a development stage enterprise with limited sales. Our activities prior to the last quarter of 2002 were principally devoted to organizational matters, raising capital, and acquiring equity interests in Stampville, VideoDome, ROO and the assets and business infrastructure of Streamcom Pty Ltd. In July 2002, we relocated our principal offices to California however, we still maintain offices in Melbourne, Australia. Stampville has developed its web-site at www.stampville.com and specializes in the wholesale and Internet sale of philatelic memorabilia, including stamps and other collectibles. VideoDome provides a range of Digital Media services, including but not limited to: hosting and delivery, media management services, registration and delivery of video stream via the Internet. ROO is a development stage enterprise which aggregates and distributes online digital media content. We have incurred losses since inception, and management anticipates incurring substantial additional losses as we pursue our strategies.

In April, 2002 our Common Stock commenced trading on the NASDAQ OTC- Bulletin Board under the symbol "ITTE." As a result of our recent name change our symbol is now "AVNU."

Due to changes in the marketplace and the economic environment, we sought to broaden our strategic focus and pursue a broader range of potential growth and investment strategies. In connection with this, our Board of Directors approved a proposal to change the Company's name to "Avenue Group, Inc." Our shareholders approved the name change at our 2002 Annual Meeting of Stockholders, which was held on December 24, 2002 and it became effective on January 21, 2003.

As part of our shift to a broader strategic focus, during the second half of 2002 we began to consider acquisitions of and investments in oil and gas exploration and production entities. In November 2002, we formed Avenue Energy, Inc. to pursue this line of business.

On November 11, 2002, Avenue Energy entered into a Stock Purchase Agreement with a company controlled by Dr. Jaap Poll, to acquire 36% of the outstanding capital stock of Anzoil (Thailand) Pty Ltd (AT). AT's assets include a contract to acquire: (i) 100% of the offshore petroleum concession of Block B7/38 located in the Gulf of Thailand and (ii) approximately $1.8 million in cash. In addition, we entered into a consulting agreement with an entity owned by Dr. Poll for his services as a director of Avenue Energy and to serve as its Director of Exploration.

Upon the closing of the transaction, we will issue to Dr. Poll's company 20,000,000 shares of our restricted Common Stock for 36% of AT's outstanding shares. The closing of the transactions contemplated by the AT Agreement is subject to final Thai Government ratification, completion by AT of contracts with the holder of the petroleum concession and the consent of AT's other shareholders, which we understand is anticipated to be achieved by May, 2003. Upon acquiring the petroleum concession, the participants will be required to contribute their proportional share of the costs of the expenditure obligations of approximately US $4.3 million (less the balance of the funds allocated to AT specifically for this program - estimated to be US $1.8 million). There can be no assurances that we will acquire AT shareholder approval or when we will obtain the ratification of the Thai Government which will enable us to receive the AT shares with attendant rights in oil and gas properties leased from the government of Thailand and located in the Gulf of Thailand.

On November 18, 2002, we entered into a Farmin and Participation Agreement with the Sayer Group Consortium and

Middle East Petroleum Services Limited, pursuant to which Avenue Energy paid $250,000 to acquire an option that allows us to participate in and acquire a 45% working interest in up to 31 exploration licenses and 2 production leases held by the Sayer Group in Turkey as well as the option to participate with a 45% working interest in oil and gas properties or rights which may be acquired by the Sayer Group, provided that we are an active right holder in an exploration or production lease with the Sayer Group.

This agreement was amended on December 20, 2002 to extend the due dates with respect to the payment of the option price for the initial well. On December 20, 2002 we notified the Sayer Group of our intention to exercise the initial option to purchase a 35% interest in the Tosun-1 well for $2 million under the agreement, as amended. We subsequently exercised our option to increase our participation in the Tosun-1 well to 45%, thereby requiring an additional $500,000 payment, which is due shortly after the Tosun -1 well has reaches its total depth. In the event of a discovery at the Tosun-1 well, Avenue Energy's contribution towards electric logging, running a production string, testing and completion costs is capped at $250,000. As at March 24, 2003, drilling at the Tosun-1 well had reached a depth exceeding 6,500 feet. Total depth of the well is expected to be approximately 9300 feet.

In addition, under the Farmin and Participation Agreement, as amended, as a result of our exercise of the option with respect to the Tosun-1 well, we have an option to acquire up to a 45% interest in the Karakilise License. In order to exercise our option with respect to the Karakilise License we are required to notify the Sayer Group no later than 45 days prior to the proposed date for the spudding (commencement of drilling) on the Karakilise-1 well. The Sayer group is obligated to notify us no later than 90 days prior to the proposed spudding of the Karakalise-1 well. The option exercise price is $2 million, plus up to an additional $250,000 of additional costs in the event hydrocarbons are discovered at the Karalise-1 well. (See Recent Developements)

We have also negotiated the option to participate in the further development of one of the Sayer Group's currently producing oilfields, the Kahta Field. Under this arrangement, we have the option to recover our investment in Tosun-1 and Karakilise-1 (if exercised). This option which is exercisable until 60 days after the completion or abandonment of the Tosun-1 well, would require that the Sayer Group workover (reopen) up to five existing wells in the Kahta Field and drill up to three additional wells in the Kahta License at fixed costs to us of $150,000 per well for workovers and $400,000 per well for each new well. We will receive 95% of net revenues from these wells until we recover 100% of our entire investment in Tosun-1, Karakilise-1 (if exercised) and the Khata Field and thereafter will receive 45% of net revenues from these Kahta wells. In addition, upon the occurrence of either our exercise of the Karakilise option or 60 days after the completion or abandonment of the Karikilise-1 well, we will acquire an additional option to participate in up to a 45% interest in the other remaining exploration licenses and production leases held by members of the Sayer Group, which cover over 3 million acres. At the closing of this option, we will be required to pay Aladdin Middle East Ltd. a one-time contribution towards past costs of $450,000 and a monthly administration fee covering ongoing exploration licences and production lease rentals and filings.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 VERSUS YEAR ENDED DECEMBER 31, 2001

During the year ended December 31, 2001 our activities were mainly made up of raising capital through our Initial Public Offering, increasing our equity interest in VideoDome to 50%, changing the structure of Stampville and launching an improved web site and preparing to move further into the digital media space. In the year ended December 31, 2002, our activities were principally devoted to finalizing an OTC Bulletin Board listing, raising additional capital, seeking out new growth and investment opportunities, leading to the incorporation and commencement of operations at Avenue Energy, and other corporate activities. In July 2002, we relocated our principal offices to California, however, we maintain an office in Melbourne Australia.

We generated $123,867 in revenues in the year ended December 31, 2002, versus $55,707 in the year ended December 31, 2001. VideoDome accounted for $90,014 of this amount and the remaining revenue of $33,853 was attributable to Stampville. Management attributes this to further sales from a more established infrastructure at both Stampville and VideoDome and the incorporation of VideoDome into the Company's accounts for the full year in 2002 versus only part of 2001.

Our operating expenses increased in the year ended December 31, 2002. This is predominantly the result of additional costs incurred once we commenced trading on the OTC Bulletin Board and the third market segment of the Frankfurt Stock Exchange, as a result of increased legal expenses and other principally non-cash expenses related to the engagement of several investment and merchant banking consultants in the United States and Europe, which accounted for an increase of approximately $244,000 to general and administrative expenses. In addition to this, our commencement of operations at Avenue Energy and outstanding legal matters at VideoDome also attribute to these additional legal expenses and in connection with Avenue Energy, certain other expenses, including travel and other expenses related to commencing operations. As a result of the factors described above, overall legal and professional expenses across all entities were approximately $300,000 in the year ended December 31, 2002 versus $64,000 in the year ended December 31, 2001. In connection with the acquisition of the investment in Turkish oil leases and the interest in the Tosun-1 Well, we capitalized $109,500 of legal costs. At the same time, expenses related to sales, marketing and development at Stampville which were still significant in the year ended December 31, 2001, totaling a combined amount of $255,614, were not incurred in the year ended December 31, 2002, as Stampville did not pursue any development activities, however, Stampville is analyzing its marketing strategies and initiatives to advance its prospects.

Overall, we incurred a net loss of $1,804,949 for the year ended December 31, 2002, compared to a net loss of $2,667,257 for the year ended December 31, 2001. A significant part of this decrease is attributable to the recording of significant impairment losses amounting to $1,360,923 for the year ended December 31, 2001, in connection with the unamortized goodwill of Stampville and VideoDome. Additionally, we recorded an impairment loss of $355,869 recorded in the year ended December 31, 2002 in connection with our remaining securities portfolio.

LIQUIDITY AND CAPITAL RESOURCES

We have generated losses from inception and anticipate that we will continue to incur significant losses until, at the earliest, we can generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with establishing, attracting and retaining a significant business base. Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a net loss of $1,804,949 and a negative cash flow from operations of $776,245 for the year ended December 31, 2002, and an accumulated deficit of $7,934,508 as of December 31, 2002. There can be no assurance that we will be able to generate meaningful revenues or achieve profitable operations.

We are dependent on the proceeds of recent private placements and/or debt or equity financing or alternative means of financing. Management plans to rely on the proceeds of recent private placements, loans from affiliates, at their discretion, the sale of marketable securities held by the Company and/or debt or equity financing to finance its operations. However, there is no assurance that we will be successful in achieving any such financing or raise sufficient capital to fund our operations and further development.

 In the fourth quarter of 2002, we sold 22,050,000 shares of our restricted common stock in private placements for net proceeds of $3,809,517, with S.B. Cantor and Co., Inc ("Cantor") acting as the exclusive placement agent for us. In connection with the private placements, Cantor received fees comprised of $90,000 in cash and 250,000 restricted shares of our common stock. The restricted shares were valued at $158,750 based on the closing price of the common stock on the date of issuance. The total Cantor fees of $248,750 were recorded as a reduction of additional paid-in capital as of December 31, 2002. Also in connection with the private placements, we paid direct costs aggregating $75,483 relating to legal and other fees that were also recorded as a reduction of additional paid-in capital as of December 31, 2002. Proceeds have been principally utilized to fund Avenue Energy's oil and gas acquisitions in Turkey, to reduce debt and for working capital. We anticipate requiring significant additional capital to fund these activities in 2003.

We also issued an aggregate of 6,515,850 shares of our common stock at $0.10 per share to Perfect Optical Corporation and Cohero Group, Inc in exchange for an aggregate of $651,585 of indebtedness owed by us to these parties in November, 2002. These transactions together with $300,000 in loan repayments enabled us to clear our balance sheet of substantially all of our external debt to affiliates, other than $84,816 as at December 31, 2002.

On February 4, 2002, we entered into a sales contract over our Australian premises. The sale closed on March 25, 2002. Under the terms of the sales contract, we received a total consideration of $983,000 Australian dollars, then equivalent to approximately $US503,000 and retired in full the outstanding principle and accrued interest on a note secured by the premises in the amount of $683,000 Australian dollars, equivalent to approximately $362,000 (US) at that time.

In April 2002, we entered into an agreement with foreign investors, pursuant to which the investors purchased for $500,000 a three (3) year option to buy up to 50,000,000 shares of our Common Stock at an exercise price of $.04 per share. The investors received certain registration rights with respect to any shares issued to them in connection with the exercise of the option.

As of December 31, 2002, we had cash of $2,147,775 and working capital of $1,384,582 versus $127,584 and $70,216, respectively as of December 31, 2001.
This is attributed to our capital raising activities and the significant reduction in debts payable previously described. During the year ended December 31, 2002, we also liquidated securities and received approximately $157,521 USD from such sales.

Until recently, our primary capital requirements were to fund our investments in Stampville and VideoDome plus other activities and our preparations to raise funds in the financial markets. Stampville and VideoDome will both likely require additional capital to further advance their operations. We will also require additional capital to further our other activities, principally in Avenue Energy and to pursue other business opportunities as well as to fund working capital requirements, including legal and professional expenses. We have engaged the services of several investment and merchant banking consultants in the United States and Europe on a non-exclusive basis to assist us in these and other activities.

As of December 31, 2002, capital requirements have been financed through the issuance of equity securities through private placements, our initial public offering, loans from affiliates, the sale of marketable securities and the sale of our Australian building premises. The capital requirements relating to implementing of our business plan will be significant. During the next twelve months, in addition to our existing activities, we intend to further develop our focus in the oil and gas sector, which will require significant additional capital. There can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. If we are not successful in sourcing additional capital through equity or revenues, we may have to review the nature and extent of our operations and plans and this could have a material adverse effect on our business, results of operations and financial conditions. Other than as described above, we do not have other material commitments for capital expenditures.

We anticipate that we will require additional funding through debt or equity financing or alternative means of financing to fund our operations.

CRITICAL ACCOUNTING POLICIES

We believe the following are among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operation.

Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. We implemented SAB 101 effective January 1, 2001. While we have limited revenue for the year ended December 31, 2002, as we increase our revenue and expand into additional businesses, we will analyze our contracts to determine whether revenue should be deferred to future periods as defined under SAB 101. Currently, Stampville recognizes revenue when the products are shipped and VideoDome recognizes revenue as the services are performed.

We account for our investment in Turkish oil leases under the equity method, and therefore our investment is recorded at cost and it will be adjusted in the future for our proportionate share of undistributed earnings or losses.

RECENT DEVELOPMENTS

On February 10, 2003, pursuant to Farmin and Participation Agreement as amended, Avenue Energy exercised its option to increase its participation in the Tosun-1 well from 35% to 45%; thereby requiring an additional $500,000 payment, which is due shortly after the Tosun -1 well reaches its total depth, expected to be by mid April, 2003.

On March 4, 2003, pursuant to Farmin and Participation Agreement as amended, Avenue Energy received notice from the Sayer Group that it will use reasonable endeavors to spud the Karakalise-1 well by no later than May 15, 2003 and notifying Avenue Energy that it has until April 18, 2003 to exercise its option into Karakalise. We have not yet determined whether or not we will exercise this option.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123. SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

We do not believe the adoption of the above standards will have a material impact on the consolidated financial statements.

INFLATION

We have not been materially affected by inflation in the United States. While we do not anticipate inflation affecting our operations, increases in the costs of labor and supplies could impact our ability to compete.

CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain information contained in this Form 10-KSB are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 (the Act"), which became law in December, 1995. In order to obtain the benefits of the "safe harbor" provisions of the Act for any such forward-looking statements, the Company wishes to caution Investors and prospective Investors about significant factors which, among others, have in some cases affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward-looking statements. Actual results may differ as a result of factors over which the Company has no control, including general economic and business conditions; effects of war or terrorists acts on the capital markets or the Company's activities, including oil and gas exploration and production, competition and ability to gain market acceptance of products; success of its operating and investment initiatives; including its oil and gas exploration and drilling initiatives, operating costs; fluctuation in oil and gas prices, advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; its ability to obtain financing for its ongoing operations or proposed initiatives; availability, terms and deployment of capital; availability of qualified personnel; labor and employment benefit costs; changes in, or failure to comply with, various government regulations; slower than anticipated completion of research and development projects and movements in the foreign exchange rate; illiquidity of its securities and volatility in the trading price of its securities, and other risks listed from time to time in reports filed with the Securities and Exchange Commission, which factors are incorporated herein by reference. This form 10-KSB is not an offer to sell or a solicitation of an offer to buy any securities of the Company. Any such solicitation or offer may only be made through a prospectus which has been approved by the Securities and Exchange Commission in the states in which such solicitation or offer has been approved.

ITEM 7. FINANCIAL STATEMENTS

                               AVENUE GROUP, INC.
                        (FORMERLY I.T. TECHNOLOGY, INC.)
                                AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2002 AND 2001

                                    CONTENTS

PAGE       29        INDEPENDENT AUDITORS' REPORT

PAGE       30        CONSOLIDATED BALANCE SHEETS

PAGE       31        CONSOLIDATED STATEMENTS OF OPERATIONS

PAGES     32-33      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

PAGE       34        CONSOLIDATED STATEMENTS OF CASH FLOWS

PAGES     35-47      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
Avenue Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Avenue Group Inc. (formerly I. T. Technology, Inc.) and Subsidiaries (A Development Stage Enterprise) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from February 2, 1999 (inception) through December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 2 of the notes to the consolidated financial statements, an error resulting in an understatement of previously reported net loss for the year ended December 31, 2001 resulting from the accounting for foreign currency translation adjustment was discovered by management of the Company during 2002. Accordingly, the consolidated balance sheet as of December 31, 2001 and the statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001 have been restated to reflect the correction to the previously reported amounts.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Avenue Group, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended and for the period from February 2, 1999 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss of $1,804,949 and a negative cash flow from operations of $776,245 for the year ended December 31, 2002 and has an accumulated deficit of $7,934,508 at December 31, 2002. These matters raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.

Boca Raton, Florida
March 26, 2003

                               AVENUE GROUP, INC.
                        (FORMERLY I.T. TECHNOLOGY, INC.)
                                AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001


ASSETS
                                                                      2001
                                                     2002         (As Restated)
                                                  ------------    -------------
CURRENT ASSETS
 Cash                                             $  2,147,775    $    127,584
 Other receivables                                      21,545          13,427
 Inventory                                                --            17,000
 Prepaid expenses                                        9,628           8,900
 Investment in Australian marketable securities         30,765         926,974
                                                  ------------    ------------
    Total Current Assets                             2,209,713       1,093,885
                                                  ------------    ------------

PROPERTY AND EQUIPMENT, NET                             61,046         724,368
                                                  ------------    ------------
OTHER ASSETS
 Other                                                   8,530             300
 Capitalized software costs                              3,596          58,058
 Investment in Turkish oil leases                    2,109,500            --
                                                  ------------    ------------
    Total Other Assets                               2,121,626          58,358
                                                  ------------    ------------

TOTAL ASSETS                                      $  4,392,385    $  1,876,611
                                                  ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                $      4,752    $     27,726
  Accrued expenses                                     235,563          43,592
  Notes payable, current portion                        84,816         952,351
  Due for Tosun-I well interest acquisition            500,000            --
                                                  ------------    ------------
    Total Current Liabilities                          825,131       1,023,669

NOTES PAYABLE, LONG-TERM                                  --           349,355
                                                   ------------    ------------

TOTAL LIABILITIES                                      825,131       1,373,024
                                                  ------------    ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value,
   25,000,000 shares authorized,
   none issued and outstanding                            --              --
  Common stock, $.0002 par value,
   500,000,000 shares authorized,
   176,242,503 and 134,976,653 shares
   issued and outstanding, respectively                 35,249          26,995
  Common stock to be issued, (650,000 shares)          258,750            --
  Additional paid - in capital                      11,552,147       6,165,678
  Accumulated other comprehensive income               (49,384)        440,473
  Deferred compensation                               (295,000)           --
  Deficit accumulated during development stage      (7,934,508)     (6,129,559)
                                                  ------------    ------------
    Total Stockholders' Equity                       3,567,254         503,587
                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  4,392,385    $  1,876,611
                                                  ============    ============

          See accompanying notes to consolidated financial statements.

                               AVENUE GROUP, INC.
                        (FORMERLY I.T. TECHNOLOGY, INC.)
                                AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND FOR THE PERIOD
           FROM FEBRUARY 2, 1999 (INCEPTION) THROUGH DECEMBER 31, 2002

                                                                                  For the Period from
                                                                                   February 2, 1999
                                                                                  (Inception) Through
                                                                         2001      December 31, 2002
                                                           2002      (As Restated)  (As Restated)
                                                       -----------    -----------    -----------
REVENUES, NET                                          $   123,867    $    55,707    $   215,419

COST OF GOODS SOLD                                          23,009         26,779         64,885
                                                       -----------    -----------    -----------

GROSS PROFIT                                               100,858         28,928        150,534
                                                       -----------    -----------    -----------

OPERATING EXPENSES
 Development                                                  --          184,217      1,074,213
 Sales & marketing                                            --           71,397        446,566
 General and administrative                              1,390,985      1,151,165      5,320,859
 Impairment loss on goodwill                                  --        1,360,923      1,360,923
                                                       -----------    -----------    -----------
     Total Operating Expenses                            1,390,985      2,767,702      8,202,561
                                                       -----------    -----------    -----------

LOSS FROM OPERATIONS                                    (1,290,127)    (2,738,774)    (8,052,027)
                                                       -----------    -----------    -----------

OTHER INCOME (EXPENSE)
 Write-down of investment in VideoDome                        --             --         (250,000)
 Interest, net                                             (83,979)       (89,879)      (206,828)
 Equity in loss of Stampville.com, Inc.                       --             --         (185,955)
 Loss on sale of Australian marketable securities          (50,790)       (16,017)       (66,807)
 Impairment loss on Australian marketable securities      (355,869)          --         (355,869)
 Other                                                     (24,184)           957        (43,693)
                                                       -----------    -----------    -----------
     Total Other Income (Expense)                         (514,822)      (104,939)    (1,109,152)
                                                       -----------    -----------    -----------

LOSS BEFORE MINORITY INTEREST                           (1,804,949)    (2,843,713)    (9,161,179)

MINORITY INTEREST                                             --          176,456      1,226,671
                                                       -----------    -----------    -----------

NET LOSS                                               $(1,804,949)   $(2,667,257)   $(7,934,508)
                                                       ===========    ===========    ===========

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED                                    $     (0.01)   $     (0.02)
                                                       ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING-
  BASIC AND DILUTED                                    150,552,596    128,059,933
                                                       ===========    ===========

          See accompanying notes to consolidated financial statements.

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM FEBRUARY 2, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 2002

                                                                                Accumulated
                                                                                   Other                   Deficit
                                                                                  Compre-                Accumulated
                                                    Common Stock     Additional   hensive                  During
                                  Common Stock      to be issued       Paid-In    Income      Deferred   Development
                               Shares     Amount  Shares    Amount     Capital    (Loss)    Compensation   Stage          Total
                             ----------  -------  -------  --------  ----------  ---------  ------------ -----------   -----------
Balance at
  February 2, 1999
  (inception)                        --  $    --       --  $     --  $       --  $      --   $      --   $        --   $        --

Issuance of shares to
  founders for cash          20,000,000    4,000       --        --      16,000         --          --            --        20,000

Issuance of shares for
  cash, net of $27,210
  issuance costs             49,250,000    9,850       --        --     594,190         --          --            --       604,040

Issuance of shares
  for services                  750,000      150       --        --       7,350         --          --            --         7,500

Issuance of shares
  in a private placement,
  net of $59,531
  issuance costs             12,500,000    2,500       --        --   2,437,969         --          --            --     2,440,469

Net loss for the period              --       --       --        --          --         --          --      (419,443)     (419,443)
                            -----------  -------  -------  --------  ----------  ---------   ---------   -----------   -----------

Balance at
  December 31, 1999          82,500,000  $16,500       --        --  $3,055,509         --          --   $  (419,443)  $ 2,652,566

Issuance of shares to
  Stampville.Com founders     5,000,000    1,000       --        --     199,000         --          --            --       200,000

Issuance of shares for cash   9,000,000    1,800       --        --     448,200         --          --            --       450,000

Conversion of note payable
  to affiliate to
  common stock at
  $0.04 per share            23,283,356    4,657       --        --     926,677         --          --            --       931,334

Granting of stock options
  for services                       --       --       --        --     500,000         --    (400,000)           --       100,000

Net loss                             --       --       --        --          --         --          --    (2,973,666)   (2,973,666)
                            -----------  -------  -------  --------  ----------  ---------   ---------   -----------   -----------

Balance at
  December 31, 2000         119,783,356  $23,957       --        --  $5,129,386         --   $(400,000)  $(3,393,109)  $ 1,360,234

Cancellation of
  stock options
  for services                       --       --       --        --    (400,000)        --     400,000            --            --

Granting of
  stock options
  for services                       --       --       --        --      75,000         --          --            --        75,000

Issuance of
  shares for cash             8,174,600    1,635       --        --     660,826         --          --            --       662,461

Issuance for
  shares to purchase
  Australian securities       7,018,697    1,403       --        --     700,466         --          --            --       701,869

Comprehensive Loss:
Net Loss                             --       --       --        --          --         --          --    (2,613,501)   (2,613,501)

Unrealized gain on
  Australian marketable
  securities                         --       --       --        --          --    317,524          --            --       317,524
                            -----------  -------  -------  --------  ----------  ---------   ---------   -----------   -----------

Comprehensive Loss                                                                                                      (2,295,977)
                                                                                                                       -----------
Balance at
  December 31, 2001
  (as previously
  reported)                 134,976,653  $26,995       --        --  $6,165,678  $ 317,524          --   $(6,006,610)  $   503,587

          See accompanying notes to consolidated financial statements.

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM FEBRUARY 2, 1999 (INCEPTION)
                            THROUGH DECEMBER 31, 2002

                                                                                Accumulated
                                                                                   Other                   Deficit
                                                                                  Compre-                Accumulated
                                                    Common Stock     Additional   hensive                  During
                                  Common Stock      to be issued       Paid-In    Income      Deferred   Development
                               Shares     Amount  Shares    Amount     Capital    (Loss)    Compensation   Stage          Total
                             ----------  -------  -------  -------- -----------  ---------  ------------ -----------   -----------
Prior period adjustment -
  error in reporting
  foreign currency
  translation                        --       --       --        --          --    122,949          --      (122,949)           --
                            -----------  -------  -------  -------- -----------  ---------   ---------   -----------   -----------

Balance at
  December 31, 2001
  (as restated)             134,976,653  $26,995       --        --  $6,165,678  $ 440,473          --   $(6,129,559)  $   503,587

Issuance of shares
  to purchase Streamcom
  assets, January at
  $.0038 per share           10,000,000    2,000       --        --      45,185         --          --            --        47,185

Issuance of shares
  for services,
  April at $.10
  per share                   1,700,000      340       --        --     169,660         --          --            --       170,000

Issuance of shares
  for consulting
  services, November
  at $.27 per share           1,000,000      200       --        --     269,800         --    (225,000)           --        45,000

Issuance of shares
  in private placement
  for cash, net in
  October at $.10 per share  10,250,000    2,050       --        --     938,572         --          --            --       940,622

Issuance of shares
  in private placement
  in exchange for debt,
  November at $.10
  per share                   2,600,000      520       --        --     256,113         --          --            --       256,633

Issuance of shares
  in private placement
  in exchange for
  cancellation of debt,
  November at $.10 per share  3,915,850      784       --        --     390,802         --          --            --       391,586

Issuance of shares
  in private placement
  for cash, net
  November at $.25 per share 11,800,000    2,360       --        --   2,866,535         --          --            --     2,868,895

Shares to be issued,
  $.25 per share                     --       --  400,000   100,000          --         --          --            --       100,000

Shares to be issued
  for placement services,
  $.635 per share                    --       --  250,000   158,750    (158,750)        --          --            --            --

Issuance of
  purchase option                    --       --       --        --     500,000         --          --            --       500,000

Granting of
  stock options
  for services                       --       --       --        --     100,052         --     (70,000)           --        30,052

Stock options
  received from
  affiliate                          --       --       --        --       8,500         --          --            --         8,500

Comprehensive loss:

Net loss                             --       --       --        --          --         --          --    (1,804,949)   (1,804,949)

Foreign currency
  translation                        --       --       --        --          --   (157,826)         --            --      (157,826)

Unrealized loss on
  Australian Marketable
  Securities                         --       --       --        --          --   (332,031)         --            --      (332,031)
                            -----------  -------  -------  -------- -----------  ---------   ---------   -----------   -----------

Comprehensive loss                                                                                                      (2,294,806)
                                                                                                                       -----------
BALANCE,
  DECEMBER 31, 2002         176,242,503  $35,249  650,000  $258,750 $11,552,147  $ (49,384)  $ 295,000)  $(7,934,508)  $ 3,567,254
                            ===========  =======  =======  ======== ===========  =========   =========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                               AVENUE GROUP, INC.
                        (FORMERLY I.T. TECHNOLOGY, INC.)
                                AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND FOR THE PERIOD
           FROM FEBRUARY 2, 1999 (INCEPTION) THROUGH DECEMBER 31, 2002

                                                                                        For the Period from
                                                                                         February 2, 1999
                                                                                          (Inception) to
                                                                              2001       December 31, 2002
                                                             2002         (As Restated)    (As Restated)
                                                          -----------     ------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                 $(1,804,949)     $(2,667,257)     $(7,934,508)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and Amortization                                96,000          437,488        1,307,021
  Write-down of inventory                                      17,000           17,013           34,013
  Impairment loss on goodwill                                      --        1,360,923        1,360,923
  Impairment loss on Australian marketable securities         355,868               --          355,868
  Write-down of investment in VideoDome                            --               --          250,000
  Equity in losses of Stampville.Com, Inc.                         --               --          185,955
  Minority interest in consolidated subsidiary                     --         (176,456)      (1,226,671)
  Non-monetary compensation                                   245,052           75,000          427,552
  Loss on disposal of fixed assets                             27,766               --           42,076
  Loss of sale of Australia marketable securities              50,790           16,017           66,807
  Amortization of debt discount                                    --             (874)            (874)
 Changes in operating assets and liabilities:
  (Increase) in accounts receivable                            (8,118)         (11,533)         (20,175)
  Decrease in inventory                                            --           13,049          (15,554)
  (Increase) decrease in prepaid and other assets              (8,958)           8,366         (158,888)
  (Decrease) in accounts payable                               (7,851)         (12,676)          (4,606)
  Increase (decrease) in accrued expenses                     261,155          (46,026)         384,777
  (Decrease) in customer advances                                  --          (15,035)              --
                                                          -----------      -----------      -----------
        Net Cash Used In Operating Activities                (776,245)      (1,002,001)      (4,946,284)
                                                          -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in VideoDome                                           --         (222,993)        (722,993)
 Investment in Stampville.Com, Inc.                                --               --         (598,522)
 Investment in Turkish oil leases                          (1,609,500)              --       (1,609,500)
 Purchases of property and equipment                           (4,857)         (30,872)        (359,460)
 Proceeds from the sale of building                           521,187               --          521,187
 Proceeds from the sale of
  Australian marketable securities                            157,521           76,788          234,309
                                                          -----------      -----------      -----------
        Net Cash Used In Investing Activities                (935,649)        (177,077)      (2,534,979)
                                                          -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 (Payments made) proceeds received from notes payable        (662,000)         493,817        1,113,151
 Proceeds from issuance of common stock, net                3,809,517          662,461        7,986,487
 Proceeds from stock to be issued                             100,000               --          100,000
 Proceeds from issuance of options                            500,000               --          500,000
                                                          -----------      -----------      -----------
        Net Cash Provided By Financing Activities           3,747,517        1,156,278        9,699,638
                                                          -----------      -----------      -----------

Effect of foreign currency translation on cash                (15,432)              --          (70,600)
                                                          -----------      -----------      -----------

Net Increase (Decrease) In Cash                             2,020,191          (22,800)       2,147,775

CASH AT BEGINNING OF PERIOD                                   127,584          150,384               --
                                                          -----------      -----------      -----------

CASH AT END OF PERIOD                                     $ 2,147,775      $   127,584      $ 2,147,775
                                                          ===========      ===========      ===========

NON-CASH ACTIVITIES:

Common stock issued to purchase
 Australian marketable securities                         $        --      $   701,900      $   701,900

Issuance of 10,000,000 shares of
 common stock for asset acquisition                       $    47,185      $        --      $    47,185

Issuance of 6,515,850 shares of
 common stock for cancellation of debt                    $   648,219      $        --      $   648,219

          See accompanying notes to consolidated financial statements.

      AVENUE GROUP, INC. (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

NOTE 1 COMPANY BACKGROUND AND BUSINESS PLAN
------ ------------------------------------
Avenue Group, Inc. ("Avenue Group"), formally I.T. Technology, Inc., was incorporated in Delaware on February 2, 1999. Avenue Group is engaged in oil and gas exploration and development, e-commerce and digital media businesses through interests in its operating subsidiaries, Avenue Energy, Inc. ("Avenue Energy"), Stampville.Com Inc. ("Stampville") and VideoDome.com Networks, Inc. ("VideoDome"), and through its 25% interest in ROO Media Corporation ("ROO") (collectively referred to as the "Company"). Avenue Group has three wholly-owned subsidiaries, I.T. Technology Pty. Ltd., which furthers its operations in Australia; Avenue Energy, Inc., which was recently formed to broaden the Company's strategic focus and pursue potential growth and investment strategies in the oil and gas sector; and Bickhams Media, Inc, which owns 50% of VideoDome. Avenue Group, Inc. currently owns 50.1 % of Stampville and 25% of ROO.

The Company is a development stage enterprise, with limited sales, its activities through December 31, 2002 have been principally devoted to raising capital, establishing Avenue Energy, acquiring equity interests in Stampville, VideoDome, ROO and the assets and business infrastructure of Streamcom Pty Ltd, plus other efforts. In July 2002, the Company relocated its principal offices to California, though it still maintains an office in Melbourne Australia.

Stampville has developed its web-site at www.stampville.com and specializes in the wholesale and Internet sale of philatelic memorabilia, including stamps and other collectibles. VideoDome provides a range of digital media services, including but not limited to: hosting and delivery, media management services, registration and delivery of video stream via the Internet. ROO is a development stage enterprise aggregating and distributing online digital media content.

Additionally, the Company has incurred losses since inception, and management anticipates incurring substantial additional losses as it pursues its strategies. Additionally, Avenue Group will require additional capital to fund the activities and further development of its operations.

In April 2002, the Company's common stock commenced trading on the NASDAQ OTC Bulletin Board under the symbol ITTE (now trading under the symbol AVNU due to the Company's name change).

Due to changes in the marketplace and the economic environment, in the second half of 2002, the Company determined that it would seek to broaden its strategic focus and pursue a broader range of potential growth and investment strategies. In connection with this, the Company's Board of Directors approved a proposal to change the Company's name from I.T. Technology, Inc. to "Avenue Group, Inc." Shareholders approved the name change at the 2002 Annual Meeting of Stockholders, which was held on December 24, 2002 and the name change became effective on January 21, 2003.

As part of this shift to a broader strategic focus, in November 2002, the Company formed Avenue Energy to pursue acquisitions of and investments in oil and gas exploration and production entities.

On November 11, 2002, Avenue Energy entered into a Stock Purchase Agreement with a company controlled by Dr. Jaap Poll, to acquire up to 36% of the outstanding capital stock of Anzoil (Thailand) Pty Ltd, ("AT"). AT's assets include a contract to acquire: (i) 100% of the offshore petroleum concession of Block B7/38 located in the Gulf of Thailand and (ii) approximately $1.8 million in cash. The consummation of the AT shares is subject to the approval of the government of Thailand. It is currently anticipated that the purchase of the AT shares will be consummated in April or May of 2003. There can be no assurances that the Company will acquire AT shareholder approval or the AT shares with attendant rights in oil and gas properties leased from the government of Thailand and located in the Gulf of Thailand. (See Notes 8 and 10)

On November 18, 2002, Avenue Energy entered into the Farmin and Participation Agreement with the Sayer Group Consortium and Middle East Petroleum Services Limited, pursuant to which Avenue Energy acquired an option that allows us to participate in and acquire a 45% working interest in up to 31 exploration licenses and 2 production leases held by the Sayer Group in Turkey. (See Note 8)

During 2002, the Company had private placements in which it issued common stock for cash and the cancellation of debt. (See Note 5)

      AVENUE GROUP, INC. (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------ ------------------------------------------

(A) PRINCIPLES OF CONSOLIDATION
-------------------------------

The consolidated financial statements include the accounts of Avenue Group, its wholly-owned subsidiaries and the accounts of Stampville which is 50.1% owned, and VideoDome which became a 50% subsidiary as of July 2, 2001. The losses allocated to the minority stockholders of Stampville and VideoDome exceeded the remaining minority interest and the excess has been allocated to the Company. All material intercompany accounts and transactions have been eliminated.

(B) ESTIMATES
-------------

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(C) MARKETABLE SECURITIES
-------------------------

Investments in Australian marketable securities have been designated as available for sale. These securities are reported at market value, with net unrealized gains and losses included in equity. The Company reviews all of its investments for any unrealized losses deemed to be other than temporary. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses on investments are determined using the specific identification method. During the twelve months ended December 31, 2002, the Company determined that the unrealized loss on its marketable securities was other than temporary and recognized a permanent impairment amounting to $355,869 in the quarter ended September 30, 2002.

(D) PROPERTY AND EQUIPMENT
--------------------------

Property and equipment are stated at cost. Depreciation is provided for using the straight-line method of accounting over the estimated useful lives ranging from 5 to 25 years. Also see Notes 3 and 9 for the sale of property during 2002.

(E) CAPITALIZED SOFTWARE COSTS
------------------------------

Software costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software incurred during the application stage. Capitalized software costs are generally amortized over the estimated useful life of two years.

(F) FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------

The carrying value of financial instruments including receivables, accounts payable, accrued expenses and debt, approximates their fair values at December 31, 2002 and 2001 due to the relatively short term nature of these instruments.

(G) ASSET IMPAIRMENTS
---------------------
The Company periodically reviews the carrying value of certain of its assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carry value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected future cash flows of such assets or analyze the fair value of assets, to determine if such sum or fair value is less than the carrying value of such assets to ascertain if a permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value by using quoted market prices, if available, for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets and would adjust the carrying value of the asset to fair value.

For the year ended December 31, 2002, the Company recorded an impairment loss of $355,869 relating to its Australian marketable securities portfolio. See Note 2(c)

      AVENUE GROUP, INC. (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
------ ------------------------------------------------------

For the year ended December 31, 2001, the Company recorded an impairment loss of $1,360,923 to write off goodwill associated with the Stampville and VideoDome acquisitions due to recurring losses in those companies.

(H) EQUITY INVESTMENTS
----------------------

Investments in unconsolidated subsidiaries, jointly owned companies and other investees in which the Company has a 20% to 50% interest or otherwise exercises significant influence, are carried at cost adjusted for the Company's proportionate share of their undistributed earnings or losses.

(I) REVENUE RECOGNITION
-----------------------

Revenues and related costs are recognized when products are shipped or services are rendered to the customer.

(J) FOREIGN CURRENCY TRANSLATION
--------------------------------

Assets and liabilities of the Company's Australian subsidiary are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in affect during the period. Resulting translation adjustments are recorded as a component of accumulated comprehensive income
(loss) in stockholders' equity.

(K) INCOME TAXES
----------------

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

At December 31, 2002, the Company had federal net operating loss carryforwards amounting to approximately $5,900,000 which expire 2019 through 2022. The Company has recorded a full valuation allowance against deferred tax assets resulting from the net operating loss carryforwards, because the realization of such deferred tax assets is not considered more likely than not.

(L) MINORITY INTEREST
---------------------

Minority interest represents the minority stockholders' proportionate share of the equity of the Company's majority owned subsidiaries. These losses allocated to the minority stockholders of Stampville and VideoDome exceeded the remaining minority interest and the excess has been allocated to the Company.

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

(O) PRIOR PERIOD ADJUSTMENT
---------------------------

The consolidated balance sheet as of December 31, 2001 and the consolidated statements of operations, stockholders' equity and cash flows for the year then ended have been restated to correct an error for the adjustment for foreign currency translation. The effect of the restatement was to increase the accumulated deficit and accumulated other comprehensive income by $122,949.

      AVENUE GROUP, INC. (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
-------------------------------------------------------------

Additionally, the effect was also to increase the net loss for the year ended December 31, 2001 by $53,756. There was no effect on basic and diluted loss per share.

(P) RECENT ACCOUNTING PRONOUNCEMENTS
------------------------------------

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123. SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

The Company does not believe the adoption of the above standards will have a material impact on the consolidated financial statements.

(Q) GOING CONCERN
-----------------

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $1,804,949 and a negative cash flow from operations of $776,245 for the year ended December 31, 2002, and has an accumulated deficit of $7,934,508 as of December 31, 2002.

The Company is dependent on the proceeds of recent private placements and/or debt or equity financing or alternative means of financing. Management plans to rely on the proceeds of recent private placements, loans from affiliates, at their discretion, the sale of marketable securities held by the Company and/or debt or equity financing to finance its operations. However, there is no assurance that the Company will be successful in achieving any such financing or raising sufficient capital to fund its operations and the further development of the Company. The Company completed private placements during 2002 for the sale of common stock. (See Note 5(b)) The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      AVENUE GROUP, INC. (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
------ ------------------------------------------------------

(R) CONCENTRATION OF CREDIT RISK
--------------------------------

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash described below.

At December 31, 2002 the Company had cash balances with a bank in excess of the $100,000 limit insured by the Federal Deposit Insurance Corporation of $1,996,558. Based on credit analysis of the financial institution with which it does business, the Company believes it is not exposed to any significant risk on cash.

NOTE 3 PROPERTY AND EQUIPMENT
------ ----------------------

Property and equipment at December 31 consists of the following:

                                     2002            2001
                                   ---------      ---------
Land                               $      --      $ 150,000
Building                                  --        488,595
Office and computer equipment        154,260        248,014
Leasehold improvements                    --         16,110
                                   ---------      ---------
                                     154,260        902,719
Less: accumulated depreciation       (93,214)      (178,351)
                                   ---------      ---------
                                   $  61,046      $ 724,368
                                   =========      =========

In March 2002, the Company sold its Land and Building. (See Note 9)

Depreciation and Amortization expense for the years ended December 31, 2002 and 2001 amounted to $41,537 and $89,763, respectively.

NOTE 4 ACCOUNTING CHANGE - GOODWILL AMORTIZATION
------ -----------------------------------------

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill is no longer amortized. Following is a reconciliation of previously reported net loss to pro forma net loss excluding goodwill amortization for the year ended December 31, 2001:

                                                                  2001
                                        2002                  (as restated)
                                     ----------                 ----------
Net loss as reported                 $1,804,949                 $2,667,257
Goodwill amortization                        --                   (261,314)
                                     ----------                 ----------
Pro forma net loss                   $1,804,949                 $2,405,943
                                     ==========                 ==========

      AVENUE GROUP, INC. (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

NOTE 5 CAPITALIZATION
------ --------------

(A) PREFERRED STOCK

The Company has authorized the issuance of 25,000,000 shares of preferred stock, par value $.001 per share. The Board of Directors of the Company has the right to create one or more series of preferred stock and to determine the rights, preferences and privileges of any such series. No shares of preferred stock are currently outstanding.

(B) COMMON STOCK

In the fourth quarter of 2002, the Company sold 22,050,000 shares of its restricted common stock in private placements for net proceeds of $3,809,517, with S.B. Cantor and Co., Inc ("Cantor") acting as the exclusive placement agent for the Company. In connection with the private placements, Cantor received fees comprised of $90,000 in cash and 250,000 restricted shares of the Company's common stock. The restricted shares were valued at $158,750 based on the closing price of the common stock on the date of issuance. The total Cantor fees of $248,750 were recorded as a reduction of additional paid-in capital as of December 31, 2002. Also in connection with the private placements, the Company paid direct costs aggregating $75,483 relating to legal and other fees that were also recorded as a reduction of additional paid-in capital as of December 31, 2002. Proceeds from this offering have been principally utilized to fund Avenue Energy's oil and gas acquisitions in Turkey, to reduce debt and for working capital.

In November, 2002, the Board of Directors of the Company approved the issuance of 2,600,000 shares of common stock at $0.10 per share to Perfect Optical Corporation ("Perfect"), in a private placement with Perfect, in exchange for the cancellation of approximately $260,000 of indebtedness owed to Perfect. This indebtedness had been assigned to Perfect by Ledger Technologies Pty. Ltd. ("Ledger") in exchange for the cancellation of a like amount of indebtedness owed by Ledger to Perfect. Ledger is beneficially owned by Levi Mochkin a director of Avenue Energy and a former Chief Executive Officer of the Company and an affiliate of the Company.

On November 4, 2002, in an effort to further reduce the Company's outstanding indebtedness, the Board of Directors of the Company approved the issuance of an aggregate amount of 3,915,850 shares of common stock at $0.10 per share in a private placement to Cohero Group Inc. ("Cohero"), in exchange for an aggregate of $391,586 of indebtedness owed by the Company as follows:

(i) an amount of $152,085 previously owing to Ledger, which Ledger had assigned to Cohero for the cancellation of a like amount of obligations owed by Ledger to it; As of November 2002, this debt has been cancelled;

(ii)an amount of $119,642 previously owing by Stampville to Sunswipe Pty Ltd, ("Sunswipe") an affiliate of Levi Mochkin. Sunswipe had assigned this amount to Cohero in exchange for Cohero's cancellation of a like amount of obligations owed by Sunswipe to it; and

(iii) an amount of $119,859 previously owing by VideoDome to Sunswipe, which Sunswipe had assigned to Cohero in exchange for Cohero's cancellation of a like amount of obligations owed by Sunswipe to it.

Cohero is beneficially owned by Mendel Mochkin, a brother of Levi Mochkin. Mendel and Levi Mochkin disclaim beneficial ownership over the shares of the Company's common stock owned by each other and their affiliates.

As a result of the aforementioned transactions and cash payments outlined in
Note 9, the Company reduced its outstanding indebtedness to affiliates from $1,026,127 as at September 30, 2002, to $84,816 as of December 31, 2002.

In November 2002, the Company engaged an affiliate of Cantor, Tecumseh Holdings Corporation ("Tecumseh"), to render investment and merchant banking consulting services on a non-exclusive basis for one year. Pursuant to this agreement, in November 2002, the Company issued Tecumseh 1,000,000 shares of its restricted common stock as partial consideration for its consulting services, of which 500,000 are being held in escrow for six months. In connection with this agreement, the Company valued the 1,000,000 shares at $0.27 per share, based on the closing price of the Company's common stock on the date of

      AVENUE GROUP, INC. (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

NOTE 5 CAPITALIZATION - CONTINUED
------ --------------------------

issuance. The Company will amortize the total value of $270,000 over the one year term of the contract. At December 31, 2002, $225,000 has been recorded as deferred compensation and $45,000 has been expensed for the year ended December 31, 2002.

In April 2002, the Company entered into an agreement with foreign investors (the "Investors"), pursuant to which the Investors purchased for $500,000 a three (3) year option to buy up to 50,000,000 shares of the Company's common stock at an exercise price of $.04 per share. This amount was recorded to additional paid-in capital as of December 31, 2002.

In March 2002, the Company engaged Kensington Capital Corp ("Kensington") pursuant to an investment and merchant banking contract on a non-exclusive basis until August, 2003. Pursuant to this agreement, in April 2002, the Company issued Kensington 1,700,000 shares of its restricted common stock as partial consideration for its consulting services. In connection with this, a charge to operations of $170,000 was recorded based on the then market value of the common stock.

On January 14, 2002, the Company issued 10,000,000 shares of common stock to Pacific and Orient Investments Ltd, pursuant to an asset purchase agreement of the same date in connection with the acquisition of the assets and infrastructure of Streamcom Pty Ltd. This resulted in an increase in additional paid-in capital of $47,185 for the year ended December 31, 2002.

Pursuant to a private placement dated September 14, 2001, the Company issued 3,100,000 shares of its restricted common stock for net proceeds of $155,000.

On June 25, 2001, the Board of Directors of Avenue Group approved the issuance of 7,018,697 shares of its restricted common stock at $0.10 per share to various companies that were affiliates of an officer of Avenue Group, in consideration for marketable securities traded on the Australian Stock Exchange. The market value of the securities was $701,869.

On February 14, 2001, the Company's registration statement filed on Form SB-2 with the Securities and Exchange Commission (SEC) covering the offer and sale of up to 25 million of its shares of common stock at $0.10 per share in an Initial Public Offering was declared effective. The Company sold 5,074,600 shares for net proceeds of $507,460 through this offering.

On November 6, 2000, the Board of Directors of the Company approved the issuance of 23,283,356 post-split shares of common stock to Ledger Technologies Pty. Ltd. through conversion of $931,334 in debt at $0.04 per share.

On October 11, 2000, the Company issued 9,000,000 shares of common stock to Sunswipe Australasia Pty. Ltd., a related party, at a purchase price of $0.05 per share.

On September 28, 2000, the Board of Directors approved a restructuring plan, including a five-to-one forward split of the Company's common stock. Shareholders approved this stock split on November 6, 2000 and all shares are stated on a post split basis.

On October 26, 1999, the Company issued 12,500,000 post-split shares of common stock to Instanz Nominees Pty. Ltd., at a purchase price of $0.20 per share excluding offering costs of $59,531.

The Company issued 50,000,000 shares of common stock in 1999 to various companies that were affiliates of certain officers of Avenue Group at purchase prices between $0.01 and $0.025 per share (aggregate of $631,250), excluding offering costs of $27,120.

The Company issued 20,000,000 shares of common stock in 1999 to the founders through controlled companies at a purchase price of $0.001 per share (aggregate of $20,000).

      AVENUE GROUP, INC. (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

NOTE 6 INVESTMENT IN STAMPVILLE.COM
------ ----------------------------

Pursuant to the terms of a Stock Purchase Agreement dated June 18, 1999, Avenue Group acquired a 6% equity interest in the common stock of Stampville, an unrelated party, and had an option to acquire additional shares representing up to an additional 19% (for a total of 25%) of Stampville common stock at its sole discretion in various amounts up to an aggregate of $5,000,000 over three years. Stampville was formed on April 14, 1999 to engage in the business of selling collectible stamps and other memorabilia on the Internet and on a wholesale basis to chain stores and small businesses, and on a retail basis to the general public. Stampville is a development stage enterprise.

On December 8, 1999, the Stock Purchase Agreement was amended to accelerate the payment terms contained in the original Stock Purchase Agreement, which would allow Avenue Group to own an immediate 50.1% of Stampville's common stock.

On October 13, 2000, the Stock Purchase Agreement was further amended to allow Avenue Group to retain 50.1% of Stampville's common stock in return for $2,741,250 already paid. As partial consideration for entering into the amended stock purchase agreement, Avenue Group agreed to issue 5,000,000 shares of common stock to a principal of Stampville.

In addition, Avenue Group has entered into a shareholders agreement with Stampville and its shareholders that, among other things, restricts the ability of the shareholders of Stampville to transfer their interests; provides that Avenue Group shall be entitled to appoint to the Board of Directors of Stampville such additional nominees selected by Avenue Group so that at all times half of the members of the Board of Directors of Stampville shall consist of individuals nominated by Avenue Group and one-half of the members of the Board of Directors of Stampville shall consist of individuals nominated by the current shareholders of Stampville other than Avenue Group. There can be no assurance that Avenue Group or Stampville will obtain additional financing to further develop the operations of Stampville.

Stampville entered into an agreement dated December 1, 1999, with the Inter-Governmental Philatelic Corporation (IGPC), of which the president is a related party to certain officers of Stampville, whereby IGPC will provide stamp sheets as well as additional services to Stampville, including the extension of a line of credit of up to $2,000,000 to Stampville for the purchase and shipping of stamps from IGPC. Certain provisions of the IGPC Agreement providing for additional services, including the line of credit terminated on December 1, 2002 pursuant to a notice from IGPC. Consequently, the terms of the IGPC Agreement will continue until December 1 2004, with respect only to IGPC's sale of stamps to Stampville.

Should Stampville not be able to renew its contract with IGPC on favorable terms, or require a change in stamp providers, this could cause significant service disruptions, which may have an adverse affect on Avenue Group.

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

During the year ended December 31, 2001, the Company recorded an impairment loss of approximately $1,300,000 to write off goodwill associated with the Stampville acquisition due to the recurring losses in that company.

Subsequently in March 2002, in view of the limited financial resources available for the Company to direct toward Stampville and after reviewing possible alternatives, the Company commenced a restructuring of Stampville's operations. Supervision of substantially all of Stampville's activities reverted back to its founders, Messrs Malamud and Popack in New York. While in the past the Company has advanced additional working capital to Stampville and these loans are still outstanding, the Company is no longer advancing any funds to, or on behalf of Stampville and absent new developments, does not anticipate providing any material amount of funding to Stampville in the foreseeable future. Currently, Stampville has been funding its operations from its cash flow. Messrs Malamud and Popack have recently been implementing a more comprehensive strategy to advance Stampville's prospects.

      AVENUE GROUP, INC. (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

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

NOTE 8 AVENUE ENERGY
------ -------------

As part of the Company's shift to a broader strategic focus, in November 2002, the Company formed a wholly owned subsidiary, Avenue Energy to pursue acquisitions of and investments in oil and gas exploration and production entities.

On November 11, 2002, Avenue Energy entered into a Stock Purchase Agreement with a company controlled by Dr Jaap Poll to acquire 36% of the outstanding capital stock of Anzoil (Thailand) Pty Ltd ("AT"). AT's assets include a contract to acquire: (i) 100% of the offshore petroleum concession Block B7/38 located in the Gulf of Thailand (the "Concession") and (ii) approximately US$1.8 million in cash (the "AT Agreement").

Upon the closing of the transaction, the Company will issue to Dr. Poll's company 20,000,000 shares of its restricted Common Stock ("Shares") for 36% of AT's outstanding shares. The closing of the transactions contemplated by the AT Agreement is subject to final Thai Government ratification, completion by AT of contracts with the holder of the Concession and the consent of AT's other shareholders, which the Company now understands are anticipated to be achieved by May, 2003. Upon acquiring the Concession, the participants will be required to contribute their proportional share of the costs of the expenditure obligations of approximately US $4.3 million (less the balance of the funds allocated to AT specifically for this program - estimated to be US $1.8 million).

Thailand Block B7/38 has three drillable prospects identified by 3D seismic coverage as well as a host of follow up structural and stratigraphic leads in a basin with proven oil potential. The Company believes that these prospects have substantial oil potential as a result of the Shell Nang Nuang oil discoveries immediately adjacent to AT's drilling targets. Approximately US $4 million has already been spent on pre drilling exploration within the Concession.

In addition, Avenue Energy entered into a consulting agreement with Dr. Poll and a company controlled by him pursuant to which Dr. Poll will become Avenue Energy's Director of Exploration, managing its acreage portfolio to ensure the professional performance of joint venture requirements, to assist the Board of Avenue Energy with advice regarding its acreage portfolio, source and pursue new petroleum opportunities worldwide and potentially enter into new venture agreements. The ultimate objective is to assist Avenue Energy's entry into the petroleum exploration and production arena.

There can be no assurances that the Company will acquire AT shareholder approval or the AT shares with attendant rights in oil and gas properties leased from the government of Thailand and located in the Gulf of Thailand.

      AVENUE GROUP, INC. (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

NOTE 8 AVENUE ENERGY- CONTINUED
------ ------------------------

On November 18, 2002, Avenue Energy entered into the Farmin and Participation Agreement with the Sayer Group Consortium and Middle East Petroleum Services Limited, pursuant to which Avenue Energy paid $250,000 to acquire an option that allows us to participate in and acquire a 45% working interest in up to 31 exploration licenses and 2 production leases held by the Sayer Group in Turkey as well as the option to participate with a 45% working interest in oil and gas properties or rights which may be acquired by the Sayer Group, provided we are an active right holder in an exploration or production lease with the Sayer Group. This agreement was amended on December 20, 2002 to extend the due dates with respect to the payment of the option price for the initial well. On December 20, 2002 Avenue Energy notified the Sayer Group of its intention to exercise the initial option to purchase a 35% interest in the Tosun-1 well for $2 million under the agreement, as amended. This amount included the initial $250,000 deposit, a further amount of $1.25 million paid on December 20, 2002 and $500,000 paid on February 10, 2003. The $500,000 has been accrued by the Company in the accompanying consolidated balance sheet at December 31, 2002. In connection with the Company's investment, $109,500 of legal expenses were capitalized since such costs were directly related to the interest acquisition. Avenue Energy subsequently exercised its option to increase its participation in the Tosun-1 well to 45% (see Note 13); thereby requiring an additional $500,000 payment, which is due shortly after the Tosun -1 well reaches its total depth. In the event of a discovery at the Tosun-1well, Avenue Energy's contribution towards electric logging, running a production string, testing and completion costs is capped at $250,000.

In addition, under the Farmin and Participation Agreement, as amended, as a result of Avenue Energy's exercise of the option with respect to the Tosun-1 well, Avenue Energy has an option to acquire up to a 45% interest in the Karakilise License. In order to exercise this option with respect to the Karakilise License, Avenue Energy is required to notify the Sayer Group no later than 45 days prior to the proposed date for the spudding (commencement of drilling) on the Karakilise-1 well. The Sayer group is obligated to notify Avenue Energy no later than 90 days prior to the proposed spudding of the Karakalise-1 well. The option exercise price is $2 million, plus up to an additional $250,000 of additional costs in the event hydrocarbons are discovered at the Karalise-1 well. (See Note 13)

Avenue Energy has also negotiated the option to participate in the further development of one of the Sayer Group's currently producing oilfields, the Kahta Field. Under this arrangement, Avenue Energy has the option to recover its investment in Tosun-1 and Karakilise-1 (if exercised). This option which is exercisable until 60 days after the completion or abandonment of the Tosun-1 well, would require that the Sayer Group workover (reopen) up to five existing wells in the Kahta Field and drill up to three additional wells in the Kahta License at fixed costs to Avenue Energy of $150,000 per well for workovers and $400,000 per well for each new well. Avenue Energy will receive 95% of net revenues from these wells until it recovers 100% of its entire investment in Tosun-1, Karakilise-1 (if exercised) and the Kahta Field and thereafter will receive 45% of net revenues from these Kahta wells. In addition, upon the occurrence of either Avenue Energy's exercise of the Karakilise option or 60 days after the completion or abandonment of the Karikilise-1 well, Avenue Energy will acquire an additional option to participate in up to a 45% interest in the remaining leases and licenses outlined in the Farmin and Participation Agreement held by the Sayer Group in Turkey.

NOTE 9 NOTES AND LOANS PAYABLE
------ -----------------------

Notes and Loans payable consists of the following:

                                             December 31,     December 31,
                                                2002              2001
                                             -----------      -----------

Property loan                                $        --      $   349,355
Loan from Ledger Technologies Pty. Ltd.               --          563,343
Loan from Instanz Nominees Pty. Ltd.              84,816          168,468
Loan from Sunswipe Australasia Pty. Ltd.              --          110,159
Loan from Sunswipe Australasia Pty. Ltd.              --          110,381
                                             -----------      -----------
                                                  84,816        1,301,706
 Less: current portion                           (84,816)        (952,351)
                                             -----------      -----------
 Long-Term debt                              $        --      $   349,355
                                             ===========      ===========

      AVENUE GROUP, INC. (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

NOTE 9 NOTES AND LOANS PAYABLE- CONTINUED
------ ----------------------------------

Notes and loans payable consists of:

(i) In June 2001, the Company refinanced a note payable in connection with its purchase of the building housing its executive offices at 34-36 Punt Road Windsor, Victoria Australia ("the Premises"). A new 3-year financing facility was entered into, with a note payable of $683,000 Australian dollars, which as of December 31, 2001 was approximately $349,355 USD. Such indebtedness had interest at the rate of 7.75% per annum and was repayable in July 2004. The loan required monthly payments of interest only and was guaranteed by a shareholder of the Company.

         On February 4, 2002, the Company entered into a sales contract for the Premises. The sale closed on March 25, 2002. Under the terms of the contract, the Company received a total consideration of $983,000 Australian dollars, then equivalent to approximately US$503,000. The Company booked a net gain of approximately $7,000 on the sale. In connection with the closing of the sale of the Premises on March 25, 2002, the Company paid in full the outstanding principle and accrued interest on a note secured by the Premises in the amount of approximately $ 362,000 (US).

(ii) Ledger Technologies Pty. Ltd, a related party, had advanced the Company $563,343 as of December 31, 2001 and approximately $607,023, as of September 30, 2002, including accrued interest, to fund its working capital needs. The loan had interest payable at the rate of ten percent (10%) per annum. The Company repaid $200,000 of this note from the proceeds of its October private placement, with the balance being assigned to third parties and subsequently converted into equity in additional private placements and as a result this debt has been cancelled (See Note 5).

(iii) On August 1, 2000, the Company borrowed $150,000 from Instanz Nominees Pty. Ltd., a related party at that time. The loan bears interest at the rate of ten percent (10%) per annum. In November, 2002, the Company repaid $100,000 of this note from the proceeds of its October private placement, leaving a balance payable of $84,816 payable at December 31, 2002.

(iv) On January 11, 2001, Stampville entered into a loan agreement with Sunswipe Australasia Pty. Ltd., a related party, for $100,000. The loan accrued interest at 10 percent and was payable upon a loan advance to Stampville by Avenue Group. Sunswipe assigned this loan to Cohero and subsequently the Company, in a private placement converted this into equity. As a result this debt has been cancelled. (See Note 5)

(v) On January 4, 2001 VideoDome entered into a loan agreement with Sunswipe Australasia Pty. Ltd., a related party, for $100,000. The loan accrued interest at 10 percent and was payable upon a loan advance to VideoDome by Avenue Group. Sunswipe assigned this loan to Cohero and subsequently the Company, in a private placement converted this into equity. As a result this debt has been cancelled. (See Note 5)

With regard to the loans and accrued interest payable to affiliates described above, upon mutual agreement of the parties, these loans to affiliates shall be repaid only after the Company has received additional financing and at that time upon the mutual agreement of the Company's Board of Directors and these affiliates.

NOTE 10 STOCK OPTIONS AND EMPLOYMENT AGREEMENTS
------- ---------------------------------------

In April 2000, the Company's Board of Directors authorized the issuance of up to 8,250,000 shares of common stock in connection with the Company's 2000 Stock Option Plan. The 2000 Stock Option Plan became effective on February 14, 2001 in connection with the Company's effective registration statement on Form SB-2. On December 24, 2002, shareholders approved an amendment to the 2000 Stock Option Plan, enabling the Board as currently configured without non-employee directors to grant options under the plan and to increase the number of shares authorized for grant from 8,250,000 to 15,000,000. The Company intends to grant options under the Stock Option Plan to officers, directors, employees and consultants of the Company. No options have been granted under the 2000 Stock Option Plan as of December 31, 2002.

At December 31, 2002, there are 1,250,000 stock options outstanding to Robert Petty, a former President and Chief Executive Officer of the Company and certain of his affiliates, which have been granted pursuant to various agreements. The options are exercisable at $0.10 per share. Options covering 1,000,000 shares expire on July 30, 2003 and options covering the remaining

      AVENUE GROUP, INC. (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

NOTE 10 STOCK OPTIONS AND EMPLOYMENT AGREEMENTS - CONTINUED
------- ---------------------------------------------------

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

On September 12, 2002, pursuant to the authorization of the Board of Directors, the Company granted its Chief Financial Officer, a three-year option to purchase 1,000,000 shares of common stock at $0.10 per share. This option vests quarterly over twelve months. The continued vesting and the ability to exercise these options are contingent upon the officer's continued employment with the Company. This option was granted outside of the Plan. In connection with the grant, the Company expensed the vested intrinsic value of $30,000 in the year ended December 31, 2002 and recorded deferred compensation of $70,000 for the unvested portion.

On November 11, 2002 the Company's subsidiary, Avenue Energy entered into a two year non-exclusive consulting agreement, effective as of October 15, 2002, with Dormley Pty Ltd an entity controlled by Dr. Jaap Poll, to provide Dr. Poll's services on a part-time basis to Avenue Energy as its Director of Exploration. Also see Note 1. Pursuant to the terms of the Consulting Agreement, Dormley is to be compensated at a rate of $ 6,800 per month in fees, plus $1,000 per month as reimbursement for its office expenses. The consulting agreement also provides for severance pay upon termination without cause, equal to: (i) six months of fees in the event Avenue Energy ceases to be in the oil and gas exploration and development business or (ii) twelve months of fees for any other reason.

NOTE 11 ACQUISITIONS - DIGITAL MEDIA
------- ----------------------------

On January 14, 2002, the Company completed the acquisition of certain of the assets of Streamcom Pty Ltd ("Streamcom"), a company engaged in the digital media sector amounting to $47,185. As provided in the agreement, the Company issued 10,000,000 shares of common stock to Streamcom in January 2002. The Company acquired existing infrastructure, equipment and personnel that were of strategic importance to its plans for an increased digital media focus.

In April 2002, the Company elected not to proceed with a previously contemplated acquisition of ROO Media Corporation, Inc. ("ROO"), a company owned and controlled by Robert Petty, the Company's then President and Chief Executive Officer.

On April 30, 2002, the Company reached an agreement with Mr. Petty pursuant to which Mr. Petty resigned from all positions with the Company and its affiliates. Pursuant to this agreement, the Company exercised an existing option to acquire a 25% equity interest in ROO's capital stock on a fully-diluted basis and certain stock options previously granted to Mr. Petty and his affiliates became vested. In connection with the agreement, the Company recorded an $8,500 investment in ROO. The Company will not share in the losses of ROO, however in the event that ROO has net income in the future, the Company will then record its share of the net income.

In October, 2001, the Company received an executed Letter of Intent with respect to the acquisition of substantially all the assets of VideoDome dependent upon the negotiation and execution of a definitive asset purchase agreement with VideoDome upon terms deemed acceptable to the Company. To date no definitive agreement has been negotiated and the Company cannot state when, if ever, such an agreement will be negotiated. Alternatively, the Company is continuing to explore various options for the future strategic development of VideoDome. Daniel Aharonoff, the Company's President and a director owns the remaining 50% of VideoDome jointly with his spouse.

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

      AVENUE GROUP, INC. (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

NOTE 12 SEGMENTS
------- --------

The Company operates in 3 segments, including investments in oil and gas, digital media and e-commerce. See Note 1 for further description.

                           Oil & Gas      E-Commerce    Digital Media   Corporate     Consolidated
                           ----------     ----------    -------------   ----------    ------------
December 31, 2002

 Revenues, net             $       --     $   33,853     $   90,014     $       --     $  123,867

 Operating loss            $   24,435     $  121,822     $  149,822     $  994,048     $1,290,127

 Depreciation and
 amortization              $       33     $   76,292     $    8,569     $   11,105     $   95,999

 Interest expense, net     $       --     $   28,171     $   11,425     $   44,383     $   83,979

 Capital expenditures      $1,501,179     $       --     $       --     $    3,678     $1,504,857

 Total assets              $2,110,646     $    3,284     $   56,976     $2,221,479     $4,392,385

December 31, 2001

 Revenues, net             $       --     $   36,798     $   17,657     $    1,252     $   55,707

 Operating loss            $       --     $  574,380     $  540,174     $1,624,220     $2,738,774

 Depreciation and
 amortization              $       --     $  159,366     $    4,973     $  273,149     $  437,488

 Interest expense, net     $       --     $   22,170     $       --     $   67,709     $   89,879

 Capital expenditures      $       --     $      459     $    2,697     $   27,716     $   30,872

 Total assets              $       --     $   47,302     $  129,604     $1,699,705     $1,876,611

NOTE 13 SUBSEQUENT EVENTS
------- -----------------

Effective as of January 1, 2003 Avenue Energy has engaged the services of Ledger Holdings Pty Ltd, of which Levi Mochkin is a Director, on a month to month basis as a consultant to Avenue Energy pursuant to which Mr. Mochkin serves as Avenue Energy's Director of Operations. Ledger is compensated at a rate of $10,000 per month in fees, plus $2,000 per month in the form a discretionary expense allowance.

On February 10, 2003, pursuant to Farmin and Participation Agreement as amended, Avenue Energy exercised its option to increase its participation in the Tosun-1 well from 35% to 45%; thereby requiring an additional $500,000 payment, which is due shortly after the Tosun -1 well reaches its total depth, expected to be by mid April, 2003.

On March 4, 2003, pursuant to Farmin and Participation Agreement as amended, Avenue Energy received notice from the Sayer Group that it will use reasonable endeavors to spud the Karakalise-1 well by no later than May 15, 2003 and notifying Avenue Energy that it has until April 18, 2003 to exercise its option into Karakalise.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16(a)-3(e) during the most recent fiscal year and Form 5 amendments thereto furnished to us during the most recent fiscal year, we believe that no officer, director or beneficial owner of more than 10% of our common stock failed to file on a timely basis as disclosed in the above Forms under Section 16(a) of the Act during the fiscal year ended December 31, 2002 and for prior years except: (i) Robert Petty, our former President and Chief Executive Officer, who filed two Form 4 Reports on November 6, 2002 with the first Form 4 relating the cancellation of options to purchase 8,750,000 shares of our common stock and the acquisition of options to purchase 5,000,000 shares of our common stock on October 20, 2000 and the second Form 4 relating to his cancellation of options to purchase 5,000,000 shares of our common stock and acquisition of 1,250,000 shares of common stock on July 30, 2001and May, 2002 respectively; (ii) Yam-Hin (Jim) Tan our Chief Financial Officer who filed a Form 4 on October 15, 2002 relating to his acquisition of options to purchase 1,000,000 shares of our common stock on September 12, 2002 and (ii) the failure to file Form 3S by Rentmobile Pty. Ltd. and Hillsdale Downs Pty. Ltd. entities incorporated under the laws of Australia, in connection with their acquisition of options to purchase 50,000,000 shares of our common stock for $.04 per share or 22.1% of the shares currently outstanding, which vested and became exercisable in April, 2002.

DIRECTORS AND EXECUTIVE OFFICERS OF AVENUE GROUP

The following table sets out certain information in relation to each person who held a position of Director and/or executive officer of the Company at December 31, 2002. The background of each of the individuals identified in the table follows the table.

NAME                AGE      POSITION(S) HELD
Daniel Aharonoff     32      President and Director

Jonathan Herzog      31      Chairman of the Board, Executive Vice President,
                             Secretary and Director

Jim Tan              58      Chief Financial Officer and Director

DANIEL AHARONOFF - PRESIDENT AND DIRECTOR

Mr. Daniel Aharonoff has served as director and President of Avenue Group, Inc. since May 2002. Mr. Aharonoff is also the Chief Executive Officer, founder and along with his wife Vardit Cohen, 50% shareholder of our 50% subsidiary VideoDome. Prior to founding VideoDome in 1997, Mr. Aharonoff was the founder in 1995 and Chief Executive Officer of Infolink Communications, an Internet training center. Mr. Aharonoff has been involved in the digital media sector since the industries inception in 1995. As a result of Mr. Aharonoff's new media background he has provided strategic support for NBC and served as interim CTO for The Fox Family Channel and FoxKids Online Network. An electronics engineer and avid inventor by trade Mr. Aharonoff is a contributing writer, speaker, and commentator on the topic of digital media.

JONATHAN HERZOG - FOUNDER, CHAIRMAN OF THE BOARD, EXECUTIVE VICE PRESIDENT AND DIRECTOR

Mr. Jonathan Herzog was the original founder of Avenue Group, Inc. and served as our Chief Financial Officer from February 1999 to August 2001, when he filled a vacancy to become our Chairman of the Board and Chief Executive Officer. Mr. Herzog has also served as the President of our newly formed subsidiary Avenue Energy, Inc. since its formation in 2002. Since November 2001, Mr. Herzog has served as our Executive Vice President and in May 2002 was once again appointed as our Chairman. Between 1995 and 1999, Mr. Herzog was a securities dealer and consultant with the Ledger Holdings Group at Bell Securities Limited, a member of the Australian Stock Exchange. After attending the Rothberg School at Hebrew University in Jerusalem in 1991, he received a Bachelor of Economics Degree from Monash University in Melbourne, Australia. Mr. Herzog is also Fellow of the Australian Institute of Company Directors since 1993. Jonathan Herzog is Levi Mochkin's brother in law.

JIM TAN - CHIEF FINANCIAL OFFICER AND DIRECTOR

Mr. Jim Tan is a Chartered Accountant in Australia. Mr. Tan has served as our Chief Financial Officer since August 2001. Mr. Tan joined Avenue Group, Inc. in May 2001, to serve as a financial controller and manager of Business Development at Stampville. For a period of over five years prior to April 2001, Mr. Tan was a self-employed Business Consultant in Malaysia, consulting to government agencies in Malaysia and to private industry in the Pacific Rim and China. In 1976, he was admitted as an associate member to the Institute of Chartered Accountants in Australia. From 1967 to 1975, Mr. Tan was employed in Melbourne, Australia, with various Chartered Accounting firms, including Marquand and Co., which became part of Hall Chadwick and Coopers and Lybrand, now known as Price Waterhouse Coopers, specializing in the areas of Audit and Insolvency.

DIRECTORS AND EXECUTIVE OFFICERS OF AVENUE ENERGY

The following table sets forth, as of March 15, 2003, the name, age and position within Avenue Energy of each of its executive officers and directors. The background of each of the individuals identified in the table follows the table.

NAME                                 AGE    POSITION(S) HELD

Jonathan Herzog                       31    President and Director

Jim Tan                               58    Chief Financial Officer and Director

Dr. Jacob Jan (Jaap) Kornelius Poll   63    Director of Exploration and Director

Levi Mochkin                          40    Director of Operations and Director

Detailed biographies on Jonathan Herzog and Jim Tan above in the section described "Directors and Executive Officers of Avenue Group"

DR. JACOB JAN (JAAP) KORNELIUS POLL - DIRECTOR OF EXPLORATION AND DIRECTOR

Dr. Poll is an experienced petroleum executive who has previously participated in oil and gas exploration ventures spanning Europe, the Middle East, the Far East, Australasia, Central America and Africa. Dr. Poll joined Avenue Energy as a Director and its Director of Exploration in November, 2002 In 1991, after Petroz was taken over by another Australian entity, Dr Poll became non-executive Chairman of newly established Anzoil NL, which has small interests in Australia and an application for an onshore/offshore Production Sharing Contract in Vietnam. In July 1992, Dr Poll became Chief Executive of Oil Search Ltd, based in Port Moresby, Papua New Guinea to assist the transformation of that company from explorer to producer. Oil Search is now PNG's largest public company. Upon his return to Australia in late 1993, Jaap continued his involvement with Anzoil as Executive Chairman and became a director of various public and private resource companies. In September 2001, Dr Poll left Anzoil and negotiated a management buy-out of projects Anzoil held in Thailand and Indonesia.

From April 2002 to March 2003, Dr Poll was a Director of a Vancouver based resource company Great Panther Inc. In November 2002, Dr Poll entered into a Management Services Agreement with Avenue Energy Inc and shortly thereafter became a Director of that company. Dr Poll obtained several "Best Paper" awards during his career and was awarded Distinguished Life Membership of the Petroleum Exploration Society of Australia. He is an accredited professional member of the American Association of Petroleum Geologists and a Certified Arbitrator and Mediator.

LEVI MOCHKIN - DIRECTOR OF OPERATIONS AND DIRECTOR

Since November 2002 Mr. Mochkin has served as a director of Avenue Energy and as its Director of Operations. Previously, he served as our Chairman of the Board and Chief Executive Officer from mid 1999 until August 2001. For over twelve years, Mr. Mochkin has been an executive director of the Ledger Holdings Group, located in Melbourne, Australia which until 1999 was engaged in equity and capital market activities. From 1995 to 1999, Ledger was contracted to Bell Securities Limited for the development of Bell's equity brokering business.

In 1997, Bell through Mr. Mochkin and his Ledger Group, acted on behalf of one of the Australia's largest gold mining companies, Great Central Mines and carried out two simultaneous on market takeover bids on the Australian Stock Exchange, worth a combined total value of AUD $330 million. Great Central Mines was ultimately acquired by Normandy Mining, which in turn was acquired by Newmont Mining in the United States. Mr. Mochkin is the brother of Mendel Mochkin who is engaged by us as a part time consultant to provide us with certain assistance and support services, predominantly in New York.

From 1999 through 2002, Mr. Mochkin was predominantly inactive as a broker but continued to be active as a private investor. On December 3, 2001, Mr. Mochkin entered into a voluntary undertaking with the Australian Securities and Investment Commission "not to act as a representative of a securities adviser or an investment adviser" and relinquished his license. This was a result of concerns raised by ASIC that during a 14-month period from August 1997 through October 1998, Mr. Mochkin may have acted in contravention of Sections 997 and 998 of the Corporations Act of 2001 which "prohibit trading on the stock market that may give a false and misleading appearance in relation to the market for, or the price of, a stock". There has been no assertion of personal gain by Mr. Mochkin relating to the activity under concern by ASIC. Mr. Mochkin denied the ASIC concerns and requested and received from ASIC a letter that he may request a review of the undertaking and may ask that the undertaking be rescinded at any time.

ITEM 10. EXECUTIVE COMPENSATION.

The following summary compensation table sets forth the compensation paid by the Company to its officers for services rendered in all capacities during the calendar year 2002. Except for Jim Tan, as described below, no executive officer of the Company received any stock options, stock appreciation rights or other stock or other incentive based compensation during the fiscal year ended December 31, 2002. During the Company's fiscal year ended December 31, 2002 and for each of the two preceding fiscal years no executive officer of the Company, with the exception of Robert Petty and Daniel Aharonoff as outlined below, received compensation, including salary and bonuses in excess of $100,000.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                        ANNUAL COMPENSATION
Name and
Capacity in
Which Served           Year         Salary               Bonus        All Other
------------           ----         ------               -----        ---------

Daniel Aharonoff       2000         N/A                  -            N/A
President              2001         58,000   (2)         -            8,000
                       2002         73,800   (2)         -           17,300

Jonathan Herzog        2000         72,800   (1)(3)      -            -
Executive Vice         2001         64,700   (1)(3)      -            -
President and          2002         76,000   (1)(3)      -            -
Chairman
of the Board

Yam-Hin Tan            2000         0                    -            N/A
Chief Financial        2001         19,260   (1)(4)      -            (1)(4)
Officer                2002         32,378   (1)(4)      -            (1)(4)

Robert Petty           2000        135,478   (6)         -            (6)
Former President       2001         76,000   (6)         -            -
and Chief              2002         14,000   (6)         -            (6)
Executive Officer

Henry Herzog           2000         21,000   (7)         -            -
Former                 2001              0               -            -
President              2002         12,000   (7)         -            -

Levi Mochkin           2000         32,000   (5)         -            -
Former                 2001              0               -            -
Chief Executive        2002         N/A      (5)         -            -
Officer

(1) Does not include the statutory requirement of an additional 8%-9% that the Company is required to pay toward an employee's superannuation account, of officers employed in Australia. Amounts listed above, that were paid in Australian Dollars have been converted to United States Dollars and rounded up, based on the average exchange rate during the relevant period.

(2) Mr. Aharonoff only became a director and President of the Company in May 2002. However, in July 2001, VideoDome, of which Mr. Aharonoff is the Chief Executive Officer, became a 50% owned subsidiary of the Company and is funded by the Company, as such, the compensation listed in the above table relates to compensation received directly from VideoDome from July through December 2001, including vehicle and health benefits. Currently, Mr. Aharonoff receives compensation of $4000 per month from us directly. In addition, Mr. Aharonoff receives compensation including salary, car and health benefits, equivalent to approximately $5530 per month directly from our 50% owned subsidiary VideoDome, of which he is the Chief Executive Officer. During our fiscal year ended December 31, 2002 Mr. Aharonoff received compensation from us and VideoDome of $77,000, excluding these other benefits. During the six months of 2001 following our acquisition of 50% of VideoDome Mr. Aharonoff received approximately $66,000 in compensation from VideoDome including vehicle and health benefits. This does not include compensation of $13,000 for the same period received by Mr. Aharonoff's wife, Vardit Cohen, who also serves as an officer of VideoDome is currently receiving a salary of $2000 per month notwithstanding the car and health benefits mentioned above. Mr. Aharonoff and Vardit Cohen own the remaining 50% of the capital stock of VideoDome.

(3) Our Secretary and Executive Vice President, Jonathan Herzog, who founded Avenue Group, Inc. and has served in various capacities for us, received a salary of approximately $73,800 and $64,700 during the fiscal years ended December 31, 2002 and 2001, respectively. Mr. Herzog relocated to California in March 2002 and entered into a three-year employment agreement with us in September 2002. Since June 2002, he has been serving us on a part-time basis earning a base salary of $6,000 per month, which is subject to an upward adjustment to a maximum of $9,000 per month, based on the numbers of hours during which he performs services on our behalf during the month. In recent months and due to the Company's increased activities, Mr. Herzog has recently been receiving this maximum amount.

(4) Mr. Jim Tan, our Chief Financial Officer currently receives approximately $3,200 per month in compensation and was recently granted 1,000,000 options to acquire common stock exercisable at $0.10 per share. These options vest quarterly over the next twelve months and vesting is dependent upon Mr. Tan's continued employment with us.

(5) Effective as of January 1, 2003 Avenue Energy has engaged the services of Ledger Holdings Pty Ltd, of which Levi Mochkin is a Director, on a month to month basis as a consultant to Avenue Energy pursuant to which Mr. Mochkin serves as Avenue Energy's Director of Operations. Ledger is compensated at a rate of $10,000 per month in fees, plus $2,000 per month in the form a discretionary expense allowance.

From May 1999 until August 2001, Levi Mochkin was our Chief Executive Officer and did not receive any compensation, including salary or bonuses while serving in such capacity. Mr. Mochkin resigned as Chief Executive Officer and a Director in August 2001. Notwithstanding the above, in February and April of 2000, our Board agreed to compensate Mr. Mochkin, in connection with his past services rendered, subject to the Board's satisfaction that such payment would not materially adversely effect our financial condition. These payments, totaling $32,000 were made to Mr. Mochkin in January 2003. In addition, as discussed below under "Certain Transaction," certain affiliates of Mr. Mochkin have loaned funds to us and purchased common stock from us. These loans have been repaid.

(6) Robert Petty served as the Acting Chief Executive Officer of our 50.1% subsidiary Stampville from January 2000 through to April 2002 and became our President, Chief Executive Officer and a director from November 2001 through to May 2002. During 2002 compensation payments to Mr. Petty were approximately $14,000. During our fiscal years ended December 31, 2001 and 2000, Mr. Petty through his consulting firm, Petty Consulting, Inc., received compensation from us and our affiliated entities of approximately $76,000 and $135,500, respectively. From December 1999 to November 2001 Mr. Petty served as an executive with us in various capacities. Prior to October, 2000, Mr. Petty, had entered into simultaneous consulting agreements with both us and Stampville, whereby he received approximately $110,000 per annum plus the provision of accommodation while living in New York. Under revised arrangements reached in October 2000, Mr. Petty received approximately $3,800 per month from us directly and pursuant to a separate consulting agreement between Petty Consulting, Inc. and our 50% owned subsidiary VideoDome, he received payments of an aggregate amount of approximately $15,000 per month directly from VideoDome. This arrangement was cancelled as of July 30, 2001, when a new arrangement for Mr. Petty's ongoing services was reached with Mr. Petty and Petty Consulting, Inc., which involved no monetary compensation for the remainder of the year ended December 31, 2001.

(7) Henry Herzog, a former President and director, temporarily relocated to New York from May 2000 until August of 2000, during which time he received compensation of approximately $21,000 plus travel expenses. Mr. Herzog resigned as President in November 2001 and as a director in February 2002. Recently our Board of Directors has once again engaged Mr. Herzog in a consulting capacity at a rate of $4000 per month, assisting us in locating and negotiating potential transactions, including but not limited to ongoing discussions and negotiations with respect to potential and existing oil exploration ventures. In connection with this, from October through December 2002, he received $12,000.

As of October 15, 2002, we entered into a two-year consulting agreement with Dormley Pty Ltd an entity owned by Dr. Jaap Poll, to provide Dr. Poll's services on a part-time basis to Avenue Energy as its Director of Exploration. Pursuant to the terms of the Consulting Agreement, Dormley is compensated at a rate of $ 6,800 per month in fees, plus $1,000 per month as reimbursement for its office expenses.

Except as set forth above, no officer or director has received any material cash or non-cash benefit from us in connection with their services on our behalf including stock options, stock appreciation rights or other stock or other incentive based compensation during the fiscal year ended December 31, 2002, nor are there any such stock options, stock appreciation rights or other stock or other incentive based compensation or rights held by any executive officer.

COMPENSATION TO DIRECTORS

It is our policy to reimburse Directors for reasonable out-of-pocket expenses relating to their activities for us , including travel and lodging expenses incurred.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 15, 2003, there were 176,492,503 shares of our common stock, which were issued and outstanding. In addition, there are 51,750,000 shares which are subject to outstanding options which are exercisable within the 60 days from such date.

The following table sets forth to the best of our knowledge the number of shares beneficially owned as of March 15, 2003, by (i) our executive officers and directors; (ii) each person (including any "group" as that term is defined in Section 13(d)(3) of the Exchange Act) who beneficially owns more than 5% of our common stock, and (iii) all of our directors and officers as a group. Except as noted below each of the persons listed is deemed to have the sole voting right and right to dispose of the shares held by them

                                          Number of Shares
                                          of common stock            Percent of
   Name of Shareholder                          Held                  Class(1)
   -------------------                          ----                  --------
   Levi Mochkin                            70,802,053 (2) (3)(4)(5)     40.1%
   Rentamobile P/L                         50,000,000 (6)               22.1%
   Hillsdale Downs Pty Ltd                 50,000,000 (6)               22.1%
   Instanz Nominees Pty Ltd                18,500,000 (7)               10.5%
   Shaya Boymelgreen                       14,000,000 (8)                7.9%
   Jonathan Herzog                         10,000,000 (5)(9)             5.7%
   Henry Herzog                            10,000,000 (10)               5.7%
   Pacific & Orient Investments Ltd         9,891,000                    5.6%
   Daniel Aharonoff                            20,000 (5)(11)            *
   Dr. Jaap Poll                                    0 (12)               *
   Yam-Hin (Jim) Tan                          750,000 (13)               *
   All directors and officers as a group   81,572,053 (14)              46.0%
   (5 individuals)

o        Represents less than 1% of the outstanding common stock

(1) Based upon 176,492,503 shares outstanding plus in the case of the executive officers and directors and all officers and directors as a group, all shares issuable upon the exercise of stock options held by them which were exercisable on March 15, 2003 or within 60 days thereafter.

(2) Includes (i) 54,783,356 shares held by Ledger Technologies Pty Ltd ("Ledger"); (ii) 9,000,000 shares held by Sunswipe Australasia Pty Ltd ("Sunswipe"); (iii) 6,704,521 shares held by Daccar Pty Ltd ("Daccar") and (iv) 314,176 shares held by Nasdaq Australia Pty Ltd. ("NAPL").
Mr. Mochkin, a director of Avenue Energy and its Director of Operations and a former Chief Executive Officer and director of Avenue Group, Inc., is an affiliate of Ledger, Sunswipe, Daccar and NAPL and may be deemed be a beneficial owner of the 70,802,053 shares held by such entities.

(3) Lisa Mochkin, spouse of Levi Mochkin, is a director of Ledger and Sunswipe. Lisa Mochkin is also the sister of Jonathan Herzog our Chairman and Executive Vice President.

(4) The Company has entered into a voting agreement with Levi Mochkin pursuant to which all of the shares beneficially owned by him or his affiliates, will be voted in a like manner with those of our remaining shareholders.

(5) The shares beneficially owned by Mr. Mochkin and certain of our current officers and directors are subject to a two year Lock-Up Agreement entered into with Kensington Capital Corp in April, 2002, pursuant to which these parties have agreed not to offer or sell any shares of our common stock held by them without first obtaining the written consent of Kensington Capital.

 (6) Includes 50,000,000 shares issuable jointly to Rentamobile P/L and Hillsdale Downs Pty Ltd upon the exercise of an option held by such parties at $0.04 per share. Each of the parties may be deemed to have shared voting and dispository power over these shares.

(7) Helen Abeles, a former director of Avenue Group, Inc. is an affiliate of Instanz.

(8) Includes 12,000,000 shares held by Mr. Boymelgreem as Trustee for the Shaya Boymelgreem Trust.

(9) Includes 10,000,000 shares held by Eurolink International Pty Ltd. ("Eurolink"). Jonathan Herzog, our Executive Vice President and a director may be deemed to be the beneficial owner of 10,000,000 shares of common stock held by Eurolink.

(10) Includes 10,000,000 shares held by Riccalo Pty Ltd ("Riccalo"). Henry Herzog, a former officer and director of Avenue Group, Inc is a director of Riccalo and may be deemed to be a beneficial owner of the 10,000,000 shares of common stock held by Riccalo.

(11) Includes 10,000 shares held by Mr. Aharonoff's spouse, Vardit Cohen, which may be deemed to be beneficially owned by Mr. Aharonoff.

(12) Dr. Poll is a director of and Director of Exploration of Avenue Energy, Inc. Does not include up to 20,000,000 shares issuable to a company controlled by Dr. Poll upon the consummation of Avenue Energy's purchase of shares of Anzoil Thailand from a company owned by Dr. Poll . The consummation of this transaction is subject to the occurrence of certain conditions precedent, including but not limited to the approval of the government of Thailand.

(13) Includes 750,000 shares issuable to Mr. Tan upon the exercise of a stock option at an exercise price of $.10 per share, which will become exercisable within sixty (60) days of March 15, 2003.

(14) Includes shares that may be deemed to be beneficially owned by Messrs. Mochkin, Jonathan Herzog. Aharonoff, Poll and Tan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to a July 2000, Loan Agreement, Instanz Nominees Pty Ltd ("Instanz") lent the Company $150,000 to supplement working capital. We repaid $100,000 of this loan in November 2002. Instanz is also a stockholder and Helen Abeles, an affiliate of Instanz, was, at the time we received the loan, a director of the Company. This loan bears interest at the rate of ten percent (10%) per year. As at December 31, 2002, the unpaid principal and accrued interest of the loan was $84,816.

On November 8, 2000 Ledger Technologies entered into a Loan Agreement with us pursuant to which we borrowed $607,024 including accrued interest at a rate of 10% per annum as at September 30, 2002. As discussed below, the amounts outstanding pursuant to this loan were repaid in full in November 2002.

On June 25, 2001 we sold an aggregate of 7,018,697 shares of common stock valued at $.10 per share in a private placement, to two affiliates of Levi Mochkin, in exchange for freely traded shares of five (5) Australian companies whose shares are traded on the Australian Stock Exchange. At such time, the Australian companies' shares had a market value equal to $701,869. The purpose of the transaction was to give us additional liquidity for working capital and investments in VideoDome.

On July 30, 2001 we revised our consulting arrangements with Robert Petty, including a revision of outstanding stock options to cancel all previous outstanding stock options and grant Mr. Petty or his affiliates options to purchase up to 1,250,000 shares of common stock exercisable at $0.10 per share. All of these options are currently exercisable.

On November 8, 2001, we agreed in principle to pursue the negotiation and execution of definitive agreements along the lines of certain signed agreements (Letters of Intent) we received for the acquisition of substantially all of the assets of ROO, owned by Robert Petty, in exchange for shares and options in the Company. At this time, Mr. Petty became our President and Chief Executive Officer. In connection with this, Robert Petty entered into a loan agreement, pursuant to which he advanced us $50,000 to continue funding ROO's operations. In April 2002, we elected not to proceed with the contemplated acquisition and on April 30, 2002, we reached an agreement with Mr. Petty pursuant to which Mr. Petty resigned from all positions with the Company and its affiliates in order to devote his energies to the further development of ROO. Pursuant to this agreement, certain stock options previously granted to Mr. Petty and his affiliates became vested as a result of the Company exercising its option to acquire a 25% equity interest in ROO's capital stock on a fully diluted basis and the loan agreement with Mr. Petty was cancelled.

In October 2001, we received an executed Letter of Intent with respect to the acquisition of substantially all the assets of VideoDome dependent upon the negotiation and execution of a definitive asset purchase agreement with VideoDome upon terms deemed acceptable to us. To date no definitive agreement has been negotiated and we cannot state when, if ever, such an agreement will be negotiated. Alternatively, we are continuing to explore various options for the future strategic development of VideoDome. Daniel Aharonoff, the Company's President and a director owns the remaining 50% of VideoDome jointly with his spouse.

In April 2002, we entered into an agreement with Rentamobile P/L and Hillsdale Downs P/L, pursuant to which these parties purchased for $500,000 a three-year option to buy up to 50,000,000 restricted shares of our common stock at an exercise price of $0.04 per share.

In November, 2002 Ledger Technologies assigned approximately $260,000 of its loan to us under a November 8, 2000 Loan Agreement to Perfect Optical Corporation, an unaffiliated third party, in exchange for Perfect Optical's cancellation of a like amount of obligations owed by Ledger Technologies to it. Subsequently, we issued 2,600,000 shares of stock at $0.10 per share in a private placement with Perfect Optical in exchange for the cancellation of the indebtedness assigned to Perfect Optical by Ledger.

On November 4, 2002, in an effort to further reduce our outstanding indebtedness, the Board of Directors approved the issuance of an aggregate amount of 3,915,850 shares of common stock at $0.10 per share in a private placement to Cohero Group Inc. in exchange for an aggregate of $391,586 of indebtedness owed by us and our subsidiaries as follows:

         (i) an amount of $152,085 previously owing to Ledger Technologies, which Ledger had assigned to it in exchange for Cohero's cancellation of a like amount of obligations owed by Ledger to it. This debt has been cancelled;

         (ii) an amount of $119,642 previously owing by Stampville to Sunswipe Pty Ltd, an affiliate of Levi Mochkin. Sunswipe had assigned this amount to Cohero in exchange for Cohero's cancellation of a like amount of obligations owed by Sunswipe to it. We now hold the obligations owed by Stampville; and

         (iii) an amount of $119,859 previously owing by VideoDome to Sunswipe, which Sunswipe had assigned to Cohero in exchange for Cohero's cancellation of a like amount of obligations owed by Sunswipe to it. We now hold the obligations owed by VideoDome.

Cohero is beneficially owned by Mendel Mochkin, a brother of Levi Mochkin. Mendel and Levi Mochkin disclaim beneficial ownership over the shares of our common stock owned by each other and their affiliates. In addition, we have paid Ledger $ 200,000, extinguishing the remaining indebtedness owed by us to Ledger. As a result of the aforementioned transactions and the repayment of $100,000 of the loan to Instanz, we have reduced our outstanding indebtedness to affiliates from over $ 1,000,000 to $84,816 as of December 31, 2002.

EMPLOYMENT AGREEMENTS

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

On November 11, 2002 the Company's subsidiary, Avenue Energy entered into a two-year non-exclusive consulting agreement, effective as of October 15, 2002, with Dormley Pty Ltd an entity controlled by Dr. Jaap Poll, to provide Dr. Poll's services on a part-time basis to Avenue Energy as its Director of Exploration. Pursuant to the terms of the Consulting Agreement, Dormley is to be compensated at a rate of $ 6,800 per month in fees, plus $1,000 per month as reimbursement for its office expenses. The consulting agreement also provides for severance pay upon termination without cause, equal to: (i) six months of fees in the event Avenue Energy ceases to be in the oil and gas exploration and development business or (ii) twelve months of fees for any other reason.

2002 STOCK OPTION PLAN

In April 2000, Avenue Group's Board of Directors authorized the issuance of up to 8,250,000 shares of common stock in connection with Avenue Group's 2000 Stock Option Plan. The 2000 Stock Option Plan became effective on February 14, 2001 in connection with Avenue Group's effective registration statement on Form SB-2. On December 24, 2002, shareholders approved an amendment to the 2000 Stock Option Plan, enabling the Board as it is currently configured without non-employee directors to grant options under the plan and to increase the number of shares authorized for grant from 8,250,000 to 15,000,000. Avenue Group intends to grant options under the Stock Option Plan to officers, directors, employees and consultants of Avenue Group and its subsidiaries. No options have been granted under the 2000 Stock Option Plan as of March 15, 2003.

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

At March 15, 2003, there are 1,250,000 stock options outstanding to Robert Petty, a former President and Chief Executive Officer of the Company and certain of his affiliates, which have been granted pursuant to various agreements. The options are exercisable at $0.10 per share. Options covering 1,000,000 shares expire on July 30, 2003 and options covering the remaining 250,000 shares expire on April 30, 2004.

2001 AND 2002 PRIVATE PLACEMENTS

On June 25, 2001 we sold an aggregate of 7,018,697 shares of common stock valued at $.10 per share in a private placement, to two affiliates of Levi Mochkin, in exchange for freely traded shares of five (5) Australian companies whose shares are traded on the Australian Stock Exchange. At such time, the Australian companies' shares had a market value equal to $701,869. The purpose of the transaction was to give us additional liquidity for working capital and investments in VideoDome. These shares were sold without registration under the Securities Act in reliance upon an exemption from registration under the Securities Act afforded by Section 4(2) thereof. The sale of these shares was not effected through public advertisement or general solicitation.

 Pursuant to a private placement dated September 14, 2001, the Company issued 3,100,000 shares of its restricted common stock for net proceeds of $155,000. These shares were sold without registration under the Securities Act in reliance upon an exemption from registration under the Securities Act afforded by Section 4(2) thereof. The sale of these shares was not effected through public advertisement or general solicitation.

On January 14, 2002 I.T. Technology issued 10,000,000 shares of common stock to Pacific and Orient Investments Ltd, pursuant to an Asset Purchase Agreement of the same date in connection with the acquisition of the assets and infrastructure of Streamcom Pty Ltd. These shares were sold without registration under the Securities Act in reliance upon an exemption from registration under the Securities Act afforded by Section 4(2) thereof. The sale of these shares was not effected through public advertisement or general solicitation.

Pursuant to a Consulting Agreement dated March 27, 2002 we have issued Kensington Capital Corp. 1,700,000 shares of common stock pursuant to Rule 506 of the Securities Act as partial consideration for its consulting services. These shares were sold without registration under the Securities Act in reliance upon an exemption from registration under the Securities Act afforded by Section 4(2) thereof. Kensington Capital represented that it was a registered broker dealer who was buying the shares for his own account and not with a view towards the sale or distribution thereof. The sale of these shares was not effected through public advertisement or general solicitation.

In April 2002, the Company entered into an agreement with foreign investors (the "Investors"), pursuant to which the Investors purchased for $500,000 a three (3) year option to buy up to 50,000,000 shares of the Company's common stock at an exercise price of $.04 per share. This option was granted without registration under the Securities Act in reliance upon an exemption from registration under the Securities Act afforded by Section 4(2) thereof. The sale of these shares was not effected through public advertisement or general solicitation.

In the fourth quarter of 2002, the Company sold 22,050,000 shares of its restricted common stock in private placements for net proceeds of $3,809,517, with Cantor acting as the exclusive placement agent for the Company. In connection with the private placements, Cantor received fees comprised of $90,000 in cash and 250,000 restricted shares of the Company's common stock. Also in connection with the private placements, the Company paid direct costs aggregating $75,483 relating to legal and other fees. Proceeds have been principally utilized to fund Avenue Energy's oil and gas acquisitions in Turkey, to reduce debt and for working capital. These shares were sold without registration under the Securities Act in reliance upon an exemption from registration under the Securities Act afforded by Section 4(2) thereof. The sale of these shares was not effected through public advertisement or general solicitation.

In November, 2002, the Board of Directors of Avenue Group approved the issuance of 2,600,000 shares of common stock at $0.10 per share to Perfect Optical Corporation ("Perfect"), in a private placement with Perfect, in exchange for the cancellation of approximately $260,000 of indebtedness owed to Perfect. This indebtedness had been assigned to Perfect by Ledger Technologies Pty. Ltd. ("Ledger") in exchange for the cancellation of a like amount of indebtedness owed by Ledger to Perfect. Ledger is beneficially owned by Levi Mochkin a director of Avenue Energy and a former Chief Executive Officer of the Company and an affiliate of the Company. These shares were issued without registration under the Securities Act in reliance upon an exemption from registration under the Securities Act afforded by Section 4(2) thereof. The sale of these shares was not effected through public advertisement or general solicitation.

On November 4, 2002, in an effort to further reduce the Company's outstanding indebtedness, the Board of Directors of Avenue Group approved the issuance of an aggregate amount of 3,915,850 shares of common stock at $0.10 per share in a private placement to Cohero Group Inc. ("Cohero"), in exchange for an aggregate of $391,586 of indebtedness owed by the Company as follows:

         (i) an amount of $152,085 previously owing to Ledger, which Ledger had assigned to Cohero for the cancellation of a like amount of obligations owed by Ledger to it; As of November 2002, this debt has been cancelled;

         (ii) an amount of $119,642 previously owing by Stampville to Sunswipe Pty Ltd, ("Sunswipe") an affiliate of Levi Mochkin. Sunswipe had assigned this amount to Cohero in exchange for Cohero's cancellation of a like amount of obligations owed by Sunswipe to it; and

         (iii) an amount of $119,859 previously owing by VideoDome to Sunswipe, which Sunswipe had assigned to Cohero in exchange for Cohero's cancellation of a like amount of obligations owed by Sunswipe to it.

As a result of the aforementioned transactions and the repayment of $300,000 of loans to affiliates, we have reduced our outstanding indebtedness to affiliates from over $ 1,000,000 to $84,816 as of December 31, 2002.

Cohero is beneficially owned by Mendel Mochkin, a brother of Levi Mochkin. Mendel and Levi Mochkin disclaim beneficial ownership over the shares of the Company's common stock owned by each other and their affiliates. These shares were issued without registration under the Securities Act in reliance upon an exemption from registration under the Securities Act afforded by Section 4(2) thereof. The sale of these shares was not effected through public advertisement or general solicitation.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

     3.5 Amendment to the Company's By-laws adopted November 8, 2001incorporated by reference to Exhibit 3.5 of the Company's 10Q-SB for quarter ended September 30, 2001 dated November 21, 2001.

     3.6 Amendment to the Corporation's bylaws dated June 25, 2002, incorporated by reference to Exhibit 3.6 to the Company's 10QSB dated August 12, 2002. Commission File No. 000-30-543.

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

     10.7(b) Shareholders Agreement between VideoDome.com Networks, Inc. and Bickhams Media, Inc. dated July 2, 2001 incorporated by reference to Exhibit 2 to the Company's Form 8-K Report dated July 24, 2001.

     10.8 Registration Rights Agreement between IT Technology and Instanz Nominees Pty. Ltd. dated October 26, 1999, incorporated by reference to Exhibit 10.8 to Amendment No. 2 dated April 17, 2000 to the Company's Registration Statement on Form SB-2, Commission File No. 333-30364.

     10.8(a) Form of Registration Rights Agreement dated October 16, 2002 between I.T. Technology and named Shareholders, incorporated by reference to Exhibit 10.8 to the Company's Form 8K dated October 17, 2002. Commission File No. 333-30364.

     10.8(b) Registration Rights Agreement dated November 1, 2002 by and between I.T. Technology, Inc. and Perfect Optical Corporation.*

     10.8(c) Registration Rights Agreement dated November 2002 by and between I.T. Technology, Inc. and Cohero Group.*

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

     10.9(e) Partial Loan Satisfaction notice dated November, 2002 by and between Ledger Technologies, Inc. and I.T. Technology, Inc.*

     10.9(f) Assignment and Assumption Agreement dated November 1, 2002 by and between Ledger Technologies and Perfect Optical.*

     10.9(g) Loan Satisfaction Agreement dated November 1, 2002 by and between Perfect Optical Corporation and I.T. Technology, Inc.*

     10.9(h) Assignment and Assumption Agreement dated November 1, 2002 by and between Ledger Technologies, Pty Ltd and Cohero Group, Inc (on behalf of I.T. Technology, Inc.) *

     10.9(i) Assignment and Assumption Agreement dated November 1, 2002 by and between Sunswipe Australasia Pty Ltd and Cohero Group, Inc. (in re VideoDome Networks, Inc.) *

     10.9(j) Assignment and Assumption Agreement dated November 1, 2002 by and between Sunswipe Australasia Pty Ltd and Cohero Group (in re Stampville)*

     10.9(k) Assignment and Assumption Agreement dated November 4, 2002 by and between I.T. Technology and Cohero Group, Inc. (in re VideoDome Networks, Inc.)*

     10.9(l) Assignment and Assumption Agreement dated November 4, 2002 by and between I.T. Technology, Inc. and Cohero Group, Inc. (in re Stampville)*

     10.9(m) Loan Satisfaction Agreement dated November 4, 2000 by and between Cohero Group, Inc. and I.T. Technology, Inc. *

     10.10        Loan Agreement between IT Technology and Instanz Nominees Pty.
                  Ltd. dated July 27, 2000, incorporated by reference to Exhibit
                  10.12 to Amendment No. 7 dated August 4, 2000 to the Company's Registration Statement on Form SB-2, Commission FileNo. 333-30364.

     10.10(a) Partial Loan Satisfaction notice dated November 2002 by and between Instanz Nominees Pty Ltd and I.T. Technology, Inc.*

     10.11 Option Agreement dated April, 2002 for the issuance of up to 50,000,000 shares.*

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

     10.17 Contract for Sale of Real Estate located at 34-36 Punt Road Windsor Australia, incorporated by reference to Exhibit 10.17 to the Company's Form 8K Report dated February 12, 2002. Commission File No. 333-30364.

     10.17(a) Agreement for Unconditional Contract of Sale and Rent Free Period, incorporated by reference to Exhibit number 10.17(a) to the Company's Form 8k Report dated February 12, 2002. Commission File No. 333-30364.

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

     10.20 Notice of Portfolio Purchase dated June 25, 2001 incorporated by reference to Exhibit 1 to the Company's Form 8-K Report dated July 24, 2001.

     10.21 Asset Purchase Agreement dated January 14, 2002, incorporated by reference to Exhibit 10.21 of the Company's Form 10KSB dated April 10, 2002. Commission File No. 000-30-543.

     10.22 Agreement dated April 30, 2002 by and between the Registrant, Bickham's Media, Robert Petty, ROO Media and Petty Consulting, incorporated by reference to Exhibit 10.22 of the Company's Form 8K Report dated May 2, 2002. Commission File No. 333-30364.

     10.23 Voting Trust and Irrevocable Proxy, incorporated by reference to Exhibit 10.23 to the Company's Form 10QSB dated May 15, 2002. Commission File No. 000-30-543.

     10.23(a) Lock-up Agreement, incorporated by reference to Exhibit 10.24 to the Company's Form 10QSB dated May 15, 2002. Commission File No. 000-30-543.

     10.24 Investment and Merchant Banking Consulting Agreement, incorporated by reference to Exhibit 10.25 to the Company's Form 10QSB dated May 15, 2002. Commission File No. 000-30-543.

     10.25 Employment Agreement between I.T. Technology and Jonathan Herzog, incorporated by reference to Exhibit 10.26 to the Company's Form 10QSB Report dated September 30, 2002. Commission File No. 000-30-543.

     10.26 Investment and Merchant Banking Consulting Services dated November 1, 2002 by and between I.T. Technology and Tecumseh Holdings*

     10.27 Stock Purchase Agreement dated November 11, 2002 by and between the Avenue Energy,Inc., a Delaware corporation, Dormley Pty Ltd and Jacob Jan Kornelis Poll, incorporated by reference to Exhibit 10.23 of the Company's Form 8k dated November 14, 2002. Commission File No. 333-30364.

     10.27(a) Consultancy Agreement dated November 11, 2002 by and between Avenue Energy, Inc., a Delaware corporation, Dormley Pty Ltd and Jacob Jan Kornelis Poll incorporated by reference to
                  Exhibit 10.24 of the Company's Form 8k dated November 14, 2002. Commission File No. 333-30364.

     10.28 Option Agreement between I.T. Technology and Yam-Hin (Jim) Tan dated September 12, 2002, incorporated by reference to Exhibit
                  10.25 of the Company's Form 10QSB dated November 14, 2002. Commission File No. 000-30-543.

     10.29 Farmin Participation Agreement dated November 14, 2001, incorporated by reference to Exhibit 10.27 of the Company's Form 8K filing dated November 25, 2002. Commission File No. 333-30364.

     10.29(a) Agreement Amending Farmin & Participation Agreement dated November 14, 2002 by and between Avenue Energy, Inc., Aladdin Middle East Ltd., Ersan Petrol Sanayii A.S., Tranmediterranean Oil Company Ltd., and Guney Yildizi Petrol Uretim Sondaj Muteahhitlik ve Ticaret A.S., collectively referred to as the Sayer Group Consortium and Middle East Petroleum Services Limited, incorporated by reference to Exhibit 10.1 of the Company's Form 8K filing dated January 6, 2003. Commission File No. 333-30364.

     10.29(b) Joint Operating Agreement dated December 20, 2002, by and between Avenue Energy, Inc., Aladdin Middle East Ltd., Ersan Petrol Sanayii A.S - License AR/AME - EPS 3462 GAZIANTEP, S.E. ANATOLIA, Republic of Turkey, incorporated by reference to
                  Exhibit 10.2 of the Company's Form 8K filing dated January 6, 2003. Commission File No. 333-30364.

     21.          List of Subsidiaries as at December 31, 2002.*


     99.1         Certification of Daniel Aharonoff pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

     99.2 Certification of Yam-Hin Tan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

*Filed herewith

         (B)      REPORTS ON FORM 8-K

                  The Company's Form 8-K Report filed on October 17, 2002 with respect to the Company's completion of a private placement of 10,250,000 shares of its restricted common stock.

                  The Company's Form 8-K Report filed on November 14, 2002 with respect to the Company's subsidiary, Avenue Energy, Inc. entering into a Stock Purchase Agreement for the acquisition of Shares of Anzoil (Thailand) Pty Ltd.

                  The Company's Form 8-K Report filed on November 25, 2002 with respect to the Company's subsidiary, Avenue Energy, Inc. entering into a Farmin and Participation Agreement for the acquisition of Petroleum Rights in the Republic of Turkey.

ITEM 14. CONTROLS AND PROCEDURES

(A)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon an evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officer of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

(B)  CHANGES IN INTERNAL CONTROLS

The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officer.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized this 8th day of April 2003.

                                                  AVENUE GROUP, INC.
                                                     (Registrant)


                                                  By  /s/  DANIEL AHARONOFF
                                                      -----------------------
                                                           Daniel Aharonoff
                                                           President



      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.



SIGNATURE                             TITLE                                         DATE

/s/  DANIEL AHARONOFF                 President and Director                        April 8, 2003
--------------------------------
Daniel Aharonoff

/s/  YAM-HIN TAN                      Chief Financial Officer and Director          April 3rd, 2003
--------------------------------
Yam-Hin (Jim) Tan


/s/  JONATHAN HERZOG                  Director                                      April 8, 2003
--------------------------------
JONATHAN HERZOG

                                 CERTIFICATIONS

I, Daniel Aharonoff, certify that:

1. I have reviewed this annual report on Form 10-KSB of Avenue Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 8, 2003

/s/Daniel Aharonoff
-----------------------
Daniel Aharonoff
President

                                 CERTIFICATIONS

I, Yam-Hin Tan, certify that:

1. I have reviewed this annual report on Form 10-KSB of Avenue Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 3rd,  2003

/s/ Yam-Hin Tan
------------------------
Yam-Hin Tan
 Chief Financial Officer

                                  EXHIBIT INDEX


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

     3.5 Amendment to the Company's By-laws adopted November 8, 2001incorporated by reference to Exhibit 3.5 of the Company's 10Q-SB for quarter ended September 30, 2001 dated November 21, 2001.

     3.6 Amendment to the Corporation's bylaws dated June 25, 2002, incorporated by reference to Exhibit 3.6 to the Company's 10QSB dated August 12, 2002. Commission File No. 000-30-543.

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

     10.7(b) Shareholders Agreement between VideoDome.com Networks, Inc. and Bickhams Media, Inc. dated July 2, 2001 incorporated by reference to Exhibit 2 to the Company's Form 8-K Report dated July 24, 2001.

     10.8 Registration Rights Agreement between IT Technology and Instanz Nominees Pty. Ltd. dated October 26, 1999, incorporated by reference to Exhibit 10.8 to Amendment No. 2 dated April 17, 2000 to the Company's Registration Statement on Form SB-2, Commission File No. 333-30364.

     10.8(a) Form of Registration Rights Agreement dated October 16, 2002 between I.T. Technology and named Shareholders, incorporated by reference to Exhibit 10.8 to the Company's Form 8K dated October 17, 2002. Commission File No. 333-30364.

     10.8(b) Registration Rights Agreement dated November 1, 2002 by and between I.T. Technology, Inc. and Perfect Optical Corporation.*

     10.8(c) Registration Rights Agreement dated November 2002 by and between I.T. Technology, Inc. and Cohero Group.*

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

     10.9(e) Partial Loan Satisfaction notice dated November, 2002 by and between Ledger Technologies, Inc. and I.T. Technology, Inc.*

     10.9(f) Assignment and Assumption Agreement dated November 1, 2002 by and between Ledger Technologies and Perfect Optical.*

     10.9(g) Loan Satisfaction Agreement dated November 1, 2002 by and between Perfect Optical Corporation and I.T. Technology, Inc.*

     10.9(h) Assignment and Assumption Agreement dated November 1, 2002 by and between Ledger Technologies, Pty Ltd and Cohero Group, Inc (on behalf of I.T. Technology, Inc.) *

     10.9(i) Assignment and Assumption Agreement dated November 1, 2002 by and between Sunswipe Australasia Pty Ltd and Cohero Group, Inc. (in re VideoDome Networks, Inc.) *

     10.9(j) Assignment and Assumption Agreement dated November 1, 2002 by and between Sunswipe Australasia Pty Ltd and Cohero Group (in re Stampville)*

     10.9(k) Assignment and Assumption Agreement dated November 4, 2002 by and between I.T. Technology and Cohero Group, Inc. (in re VideoDome Networks, Inc.)*

     10.9(l) Assignment and Assumption Agreement dated November 4, 2002 by and between I.T. Technology, Inc. and Cohero Group, Inc. (in re Stampville)*

     10.9(m) Loan Satisfaction Agreement dated November 4, 2000 by and between Cohero Group, Inc. and I.T. Technology, Inc. *

     10.10        Loan Agreement between IT Technology and Instanz Nominees Pty.
                  Ltd. dated July 27, 2000, incorporated by reference to Exhibit
                  10.12 to Amendment No. 7 dated August 4, 2000 to the Company's Registration Statement on Form SB-2, Commission File No. 333-30364.

     10.10(a) Partial Loan Satisfaction notice dated November 2002 by and between Instanz Nominees Pty Ltd and I.T. Technology, Inc.*

     10.11 Option Agreement dated April, 2002 for the issuance of up to 50,000,000 shares.*

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

     10.17 Contract for Sale of Real Estate located at 34-36 Punt Road Windsor Australia, incorporated by reference to Exhibit 10.17 to the Company's Form 8K Report dated February 12, 2002. Commission File No. 333-30364.

     10.17(a) Agreement for Unconditional Contract of Sale and Rent Free Period, incorporated by reference to Exhibit number 10.17(a) to the Company's Form 8k Report dated February 12, 2002. Commission File No. 333-30364.

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

     10.20 Notice of Portfolio Purchase dated June 25, 2001 incorporated by reference to Exhibit 1 to the Company's Form 8-K Report dated July 24, 2001.

     10.21 Asset Purchase Agreement dated January 14, 2002, incorporated by reference to Exhibit 10.21 of the Company's Form 10KSB dated April 10, 2002. Commission File No. 000-30-543.

     10.22 Agreement dated April 30, 2002 by and between the Registrant, Bickham's Media, Robert Petty, ROO Media and Petty Consulting, incorporated by reference to Exhibit 10.22 of the Company's Form 8K Report dated May 2, 2002. Commission File No. 333-30364.

     10.23 Voting Trust and Irrevocable Proxy, incorporated by reference to Exhibit 10.23 to the Company's Form 10QSB dated May 15, 2002. Commission File No. 000-30-543.

     10.23(a) Lock-up Agreement, incorporated by reference to Exhibit 10.24 to the Company's Form 10QSB dated May 15, 2002. Commission File No. 000-30-543.

     10.24 Investment and Merchant Banking Consulting Agreement, incorporated by reference to Exhibit 10.25 to the Company's Form 10QSB dated May 15, 2002. Commission File No. 000-30-543.

     10.25 Employment Agreement between I.T. Technology and Jonathan Herzog, incorporated by reference to Exhibit 10.26 to the Company's Form 10QSB Report dated September 30, 2002. Commission File No. 000-30-543.

     10.26 Investment and Merchant Banking Consulting Services dated November 1, 2002 by and between I.T. Technology and Tecumseh Holdings*

     10.27 Stock Purchase Agreement dated November 11, 2002 by and between the Avenue Energy,Inc., a Delaware corporation, Dormley Pty Ltd and Jacob Jan Kornelis Poll, incorporated by reference to Exhibit 10.23 of the Company's Form 8k dated November 14, 2002. Commission File No. 333-30364.

     10.27(a) Consultancy Agreement dated November 11, 2002 by and between Avenue Energy, Inc., a Delaware corporation, Dormley Pty Ltd and Jacob Jan Kornelis Poll incorporated by reference to
                  Exhibit 10.24 of the Company's Form 8k dated November 14, 2002. Commission File No. 333-30364.

     10.28 Option Agreement between I.T. Technology and Yam-Hin (Jim) Tan dated September 12, 2002, incorporated by reference to Exhibit
                  10.25 of the Company's Form 10QSB dated November 14, 2002. Commission File No. 000-30-543.

     10.29 Farmin Participation Agreement dated November 14, 2001, incorporated by reference to Exhibit 10.27 of the Company's Form 8K filing dated November 25, 2002. Commission File No. 333-30364.

     10.29(a) Agreement Amending Farmin & Participation Agreement dated November 14, 2002 by and between Avenue Energy, Inc., Aladdin Middle East Ltd., Ersan Petrol Sanayii A.S., Tranmediterranean Oil Company Ltd., and Guney Yildizi Petrol Uretim Sondaj Muteahhitlik ve Ticaret A.S., collectively referred to as the Sayer Group Consortium and Middle East Petroleum Services Limited, incorporated by reference to Exhibit 10.1 of the Company's Form 8K filing dated January 6, 2003. Commission File No. 333-30364.

     10.29(b) Joint Operating Agreement dated December 20, 2002, by and between Avenue Energy, Inc., Aladdin Middle East Ltd., Ersan Petrol Sanayii A.S - License AR/AME - EPS 3462 GAZIANTEP, S.E. ANATOLIA, Republic of Turkey, incorporated by reference to
                  Exhibit 10.2 of the Company's Form 8K filing dated January 6, 2003. Commission File No. 333-30364.

     21.          List of Subsidiaries as at December 31, 2002.*


     99.1         Certification of Daniel Aharonoff pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

     99.2 Certification of Yam-Hin Tan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

*Filed herewith