Form 10QSB
period 2003-03-31
AVENUE GROUP INC
filed 2003-05-15
CIK 1100006

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

For the quarterly period ended    March 31, 2003 or
                                  --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to ______________

                      Commission File Number 000-30-543

                               AVENUE GROUP, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                    90-0064670
      ---------------------                         -------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 176,492,503 shares of common stock outstanding as of May 1, 2003.


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                                     PART 1


                              FINANCIAL INFORMATION


ITEM 1.  CONDENSED FINANCIAL STATEMENTS



              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                                      PAGE



CONDENSED CONSOLIDATED BALANCE SHEETS                                  1-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                         3

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS                         4-5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                   6 -

      AVENUE GROUP, INC. (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                              March 31, 2003   December 31, 2002
                                                (unaudited)
                                              --------------   -----------------
CURRENT ASSETS
Cash                                             $1,521,654        $2,147,775
Other receivables                                    28,062            21,545
Prepaid expenses                                      2,400             9,628
Investment in Australian
 marketable securities                               48,449            30,765
                                                 ----------        ----------


     TOTAL CURRENT ASSETS                         1,600,565         2,209,713
                                                 ----------        ----------

PROPERTY AND EQUIPMENT - NET                         61,664            61,046
                                                 ----------        ----------

OTHER ASSETS
Other                                                16,199             8,530
Capitalized software costs                            3,164             3,596
Investment in Turkish oil leases                  2,656,719         2,109,500
                                                 ----------        ----------

     TOTAL OTHER ASSETS                           2,676,082         2,121,626
                                                 ----------        ----------

     TOTAL ASSETS                                $4,338,311        $4,392,385
                                                 ==========        ==========




                     See accompanying notes to the condensed
                       consolidated financial statements.

      AVENUE GROUP, INC. (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                            March 31, 2003    December 31, 2002
                                              (unaudited)
                                             -------------    -----------------
CURRENT LIABILITIES
Accounts payable                             $     50,260       $      4,752
Accrued expenses                                   52,213            235,563
Notes payable, current portion                     86,937             84,816
Due to Tosun - 1 well interest
 acquisition                                      500,000            500,000
                                             ------------       ------------
     TOTAL CURRENT LIABILITIES                    689,410            825,131
                                             ------------       ------------

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001;
   authorized 25,000,000 shares, no
   shares issued and outstanding                       --                 --
Common stock, par value $.0002;
   authorized 500,000,000 shares,
   issued and outstanding
   176,492,503 and 176,242,503
   shares, respectively                            35,299             35,249
Common stock to be issued
   2,200,000 and 650,000 shares,
   respectively                                   550,000            258,750
Additional paid-in capital                     11,704,289         11,552,147
Accumulated other comprehensive
   income                                         (24,804)           (49,384)
Deferred compensation                            (202,500)          (295,000)
Deferred offering costs                           (32,066)                --
Deficit accumulated during the
   development stage                           (8,381,317)        (7,934,508)
                                             ------------       ------------
     TOTAL STOCKHOLDERS' EQUITY                 3,648,901          3,567,254
                                             ------------       ------------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                   $  4,338,311       $  4,392,385
                                             ============       ============



                     See accompanying notes to the condensed
                       consolidated financial statements.

      AVENUE GROUP, INC. (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      For the Period
                                                                           From
                                   Three Months    Three Months      February 2, 1999
                                       Ended           Ended       (Inception) Through
                                  March 31, 2003  March 31, 2002      March 31, 2003
                                  --------------  --------------      --------------
                                                  (as Restated)

REVENUES, net                    $      74,085     $      19,648     $     289,504

     COST OF GOODS SOLD                  4,600                87            69,485
                                 -------------     -------------     -------------

     GROSS PROFIT                       69,485            19,561           220,019
                                 -------------     -------------     -------------
OPERATING EXPENSES
Development                              7,925                --         1,082,138
Sales and marketing                      8,788                --           455,354
General and administrative             503,423           328,957         5,824,282
Impairment loss on goodwill                 --                --         1,360,923
                                 -------------     -------------     -------------
     TOTAL OPERATING EXPENSES          520,136           328,957         8,722,697
                                 -------------     -------------     -------------
     LOSS FROM OPERATIONS             (450,651)         (309,396)       (8,502,678)
                                 -------------     -------------     -------------
OTHER INCOME/(EXPENSE)
Write-down of investment
   in VideoDome                             --                --          (250,000)
Interest, net                            2,598           (27,762)         (204,230)
Equity in loss of
   Stampville.Com, Inc.                     --                --          (185,955)
Loss on sale of Australian
   marketable securities                    --                --           (66,807)
Impairment loss on
   Australia marketable
   securities                               --                --          (355,869)
Other                                    1,244             7,475           (42,449)
                                 -------------     -------------     -------------
Total Other Income (Expense)             3,842           (20,287)       (1,105,310)
                                 -------------     -------------     -------------
     LOSS BEFORE
      MINORITY INTEREST               (446,809)         (329,683)       (9,607,988)

MINORITY INTEREST                           --                --         1,226,671
                                 -------------     -------------     -------------
      NET LOSS                   $    (446,809)    $    (329,683)    $  (8,381,317)
                                 =============     =============     =============

Basic and Diluted loss
Per common share                 $       (0.00)            (0.00)
                                 =============     =============

Weighted-average shares
Outstanding                        176,450,836       142,309,986
                                 =============     =============

                     See accompanying notes to the condensed
                       consolidated financial statements.

      AVENUE GROUP, INC. (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                For the Period
                                                                                    From
                                              Three Months      Three Months   February 2, 1999
                                                Ended             Ended      (Inception) Through
                                             March 31, 2003   March 31, 2002   March 31, 2003
                                             --------------   --------------   --------------
                                                              (as Restated)


   Cash Flows From Operating
   Activities:
Net Loss                                     $   (446,809)    $   (329,683)    $ (8,381,317)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
   Depreciation and amortization                    5,192           43,725        1,312,213
   Write-down of inventory                             --               --           34,013
   Impairment loss on goodwill                         --               --        1,360,923
   Impairment loss on Australian
    marketable securities                              --               --          355,868
   Write-down of investment in
    VideoDome                                          --               --          250,000
   Equity in losses of Stampville
    Com, Inc.                                          --               --          185,955
   Minority interest in consolidated
    subsidiary                                         --               --       (1,226,671)
   Non-monetary compensation                       92,500               --          520,052
   Loss on disposal of fixed assets                    --           (7,475)          42,076
   Loss on sale of Australia
    marketable securities                              --           50,424           66,807
   Amortization of debt discount                       --               --             (874)
   (Increase) in accounts receivable               (6,517)         (39,589)         (26,692)
   (Increase) in inventory                             --               --          (15,554)
   (Increase) in prepaid and
    other assets                                     (442)              --         (159,330)
   Increase/(decrease) in accounts
    payable                                        41,520          (13,512)          36,914
   Increase/(decrease) in
    accrued expenses                             (179,360)          (1,074)         205,417
                                             ------------     ------------     ------------
     NET CASH FLOWS USED IN
      OPERATING ACTIVITIES                       (493,916)        (297,184)      (5,440,200)
                                             ------------     ------------     ------------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
Investment in VideoDome                                --               --         (722,993)
Investment in Stampville.Com, Inc.                     --               --         (598,522)
Investment in Turkish oil leases                 (547,219)              --       (2,156,719)
Purchase of property and equipment                 (5,380)              --         (364,840)




                     See accompanying notes to the condensed
                       consolidated financial statements.

      AVENUE GROUP, INC. (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                For the Period
                                                                                    From
                                              Three Months      Three Months   February 2, 1999
                                                Ended             Ended      (Inception) Through
                                             March 31, 2003   March 31, 2002   March 31, 2003
                                             --------------   --------------   --------------
                                                               (as Restated)
(CONTINUED)

Proceeds From the sale of building           $         --     $    521,187     $    521,187
Proceeds From the sale of
 Australian portfolio                                  --          141,686          234,309
                                             ------------     ------------     ------------
     NET CASH FLOWS (USED IN)PROVIDED BY
      INVESTING ACTIVITIES                       (552,599)         662,873       (3,087,578)
                                             ------------     ------------     ------------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
Deferred offering costs                           (32,065)              --          (32,065)
(Payments made)/proceeds received
 from notes payable                                 2,121         (349,355)       1,115,272
Payments made/proceeds from
 issuance of common stock                          (6,558)              --        7,979,929
Proceeds From stock to be issued                  450,000               --          550,000
Proceeds From issuance of options                      --               --          500,000
                                             ------------     ------------     ------------
     NET CASH FLOWS PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                        413,498         (349,355)      10,113,136
                                             ------------     ------------     ------------
Effect Of foreign currency
 translation on cash                                6,896               --          (63,704)
                                             ------------     ------------     ------------
     NET (DECREASE)/INCREASE IN CASH             (626,121)          16,334        1,521,654

CASH AT BEGINNING OF THE PERIOD                 2,147,775          127,584               --
                                             ------------     ------------     ------------
CASH AT END OF THE PERIOD                    $  1,521,654     $    143,918     $  1,521,654
                                             ============     ============     ============

NON CASH INVESTING ACTIVITIES

Common stock issued to
 purchase Australian
 marketable securities                       $         --     $    701,900     $    701,900
                                             ============     ============     ============

Issuance of 10,000,000 shares
 of common stock for asset
 acquisition                                 $         --     $         --     $     47,185
                                             ============     ============     ============
Issuance of 6,515,850 of
 common stock for cancellation
 of debt                                     $         --     $         --     $    648,219
                                             ============     ============     ============
Issuance of 250,000 shares of
 common stock for placement fees             $         --     $         --     $    158,750
                                             ============     ============     ============

                     See accompanying notes to the condensed
                       consolidated financial statements.

      AVENUE GROUP, INC. (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1   COMPANY BACKGROUND AND BUSINESS PLAN
------   ------------------------------------

Avenue Group, Inc. ("Avenue Group"), formally I.T. Technology, Inc., was incorporated in Delaware on February 2, 1999. Avenue Group is engaged in oil and gas exploration and development, e-commerce and digital media businesses through interests in its operating subsidiaries, Avenue Energy, Inc. ("Avenue Energy"), Stampville.Com Inc. ("Stampville") and VideoDome.com Networks, Inc. ("VideoDome"), and through its 25% interest in ROO Media Corporation ("ROO") (collectively referred to as the "Company"). Avenue Group has three wholly-owned subsidiaries, I.T. Technology Pty. Ltd., which furthers its operations in Australia; Avenue Energy, Inc., which was formed to broaden the Company's strategic focus and pursue potential growth and investment strategies in the oil and gas sector; and Bickhams Media, Inc, which owns 50% of VideoDome. Avenue Group, Inc. currently owns 50.1 % of Stampville and 25% of ROO.

The Company is a development stage enterprise, with limited sales, its activities through March 31, 2003 have been principally devoted to raising capital, establishing and commencing operations at Avenue Energy, acquiring equity interests in its operating subsidiaries Stampville and VideoDome and a 25% interest in ROO. In July 2002, the Company relocated its principal offices to California, though it still maintains an office in Melbourne Australia.

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

Additionally, the Company has incurred losses since inception, and management anticipates incurring substantial additional losses as it pursues its strategies. As a result of the foregoing, it will require additional capital to fund the activities and further development of its operations.

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

On November 11, 2002, Avenue Energy entered into a Stock Purchase Agreement to acquire 36% of the outstanding capital stock of Anzoil (Thailand) Pty Ltd (AT). AT's assets include a contract to acquire: (i) 100% of the offshore petroleum concession of Block B7/38 located in the Gulf of Thailand and (ii) approximately $1.8 million in cash. The closing of this Stock Purchase Agreement is dependant on the approval of the transaction by AT's other shareholders, the ratification of certain aspects of the proposed transactions by the government of Thailand and the completion by AT of contracts with the existing holder of the petroleum concession. At this time the Company cannot state when, or if such approvals will be obtained. (See Note 4)

      AVENUE GROUP, INC. (FORMERLY I.T. TECHNOLOGY,INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1   COMPANY BACKGROUND AND BUSINESS PLAN - CONTINUED
------   ------------------------------------------------


On November 18, 2002, Avenue Energy entered into the Farmin and Participation Agreement with the Sayer Group Consortium and Middle East Petroleum Services Limited, pursuant to which Avenue Energy acquired an option that allows us to participate in and acquire a 45% working interest in up to 31 exploration licenses and 2 production leases held by the Sayer Group in Turkey. (See Note 4)

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

(B) ESTIMATES
----------------------

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

(C) FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------------------------------------

The carrying value of financial instruments including receivables, accounts payable, accrued expenses and debt, approximates their fair values at March 31, 2003 and December 31, 2002 due to the relatively short term nature of these instruments.

(D) LOSS PER COMMON SHARE
----------------------------------------------

Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each year. Common stock equivalents are not included in the computation of diluted net loss per common share because the effect would be anti dilutive.

      AVENUE GROUP, INC. (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
------   ------------------------------------------------------

(E) INTERIM CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------

The condensed consolidated financials statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2002 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

(F) GOING CONCERN
-----------------

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $446,809 and a negative cash flow from operations of $493,916 for the three months ended March 31, 2003, and has an accumulated deficit of $8,381,317 as of March 31, 2003.

The Company is dependent on the proceeds of recent private placements and/or debt or equity financing or alternative means of financing to finance its operations. However, there is no assurance that the Company will be successful in achieving any such financing or raising sufficient capital to fund its operations and the further development of the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(F) PRIOR PERIOD ADJUSTMENT
---------------------------

The consolidated statement of operations for the three months ended March 31, 2002 has been restated to correct an error for the accounting for the adjustment for foreign currency translation. The effect of the restatement was to decrease the net loss by $164,694. There was no effect on basic and diluted loss per share.

NOTE 3   CAPITALIZATION
------   --------------

(A) PREFERRED STOCK

The Company has authorized the issuance of 25,000,000 shares of preferred stock, par value $.001 per share. The Board of Directors of the Company has the right to create one or more series of preferred stock and to determine the rights, preferences and privileges of any such series. No shares of preferred stock are currently outstanding.

(B) COMMON STOCK

In the three months ended March 31, 2003, the Company sold 1,800,000 shares of its restricted common stock at $0.25 per share in a private placement to accredited investors for proceeds of $450,000. At March 31, 2003, the cash was received by the Company, however the shares are to be issued subsequent to March 31, 2003. As such, the 1,800,000 shares are presented in the accompanying condensed consolidated balance sheet as common stock to be issued.

   AVENUE GROUP, INC. (FORMERLY  I.T. TECHNOLOGY,  INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 4   AVENUE ENERGY
------   -------------

As part of the Company's shift to a broader strategic focus, in November 2002, the Company formed a wholly owned subsidiary, Avenue Energy to pursue acquisitions of and investments in oil and gas exploration and production entities.

On November 18, 2002, Avenue Energy entered into the Farmin and Participation Agreement with the Sayer Group Consortium and Middle East Petroleum Services Limited, pursuant to which Avenue Energy paid $250,000 to acquire an option that allows it to participate in and acquire a 45% working interest in up to 31 exploration licenses and 2 production leases held by the Sayer Group in Turkey as well as the option to participate with a 45% working interest in oil and gas properties or rights which may be acquired by the Sayer Group, provided Avenue Energy is an active right holder in an exploration or production lease with the Sayer Group.

This agreement was amended on December 20, 2002 to extend the due dates with respect to the payment of the option price for the initial well. On December 20, 2002 Avenue Energy notified the Sayer Group of its intention to exercise the initial option to purchase a 35% interest in the Tosun-1 well, located in the Gaziantep petroleum district in Southeast Turkey, for $2 million under the agreement, as amended. This amount included the initial $250,000 deposit, a further amount of $1.25 million paid on December 20, 2002 and $500,000 paid on February 10, 2003. In connection with the Company's investment, for the quarter ended March 31, 2003, $47,219 of registration expenses were capitalized since such costs were directly related to the interest acquisition. Also on February 10, 2003, pursuant to Farmin and Participation Agreement as amended, Avenue Energy exercised its option to increase its participation in the Tosun-1 well from 35% to 45%; thereby requiring a further additional $500,000 payment, which was subsequently paid on April 21, 2003. This amount was accrued by the Company at March 31, 2003. In the event of a discovery at the Tosun-1well, Avenue Energy's contribution towards electric logging, running a production string, testing and completion costs is capped at $250,000. Drilling at the Tosun-1 well commenced during the fourth quarter of 2002 and continued throughout the first quarter of 2003. As at May 7, 2003, drilling at the Tosun-1 well had reached a depth of approximately 10,200 feet. Total depth of the well is now expected to be approximately 11,000 feet by the end of May.

As a result of Avenue Energy's exercise of the option to participate in the Tosun-1 well, it has an option to acquire under the Farmin and Participation Agreement, a 45% interest in the Karakilise License. In order to exercise the option with respect to the Karakilise License, Avenue Energy was required to notify the Sayer Group no later than 45 days prior to the proposed date for the spudding (commencement of drilling) on the Karakilise-1 well. The Sayer Group was obligated to notify Avenue Energy no later than 90 days prior to the proposed spudding of the Karakilise-1 well. The option exercise price is $2 million, plus up to an additional $250,000 of additional costs in the event hydrocarbons are discovered at the Karakilise-1 well. On March 4, 2003, Avenue Energy received notice from the Sayer Group that it will use reasonable endeavors to spud the Karakilise-1 well by no later than May 15, 2003 notifying Avenue Energy that it had until April 18, 2003 to exercise its option. In April, 2003, Avenue Energy exercised this option. See "Recent Developments" - Note 7 below.

      AVENUE GROUP, INC. (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 4   AVENUE ENERGY - CONTINUED
------   -------------------------

Pursuant to the Farmin Agreement, Avenue Energy has the option to participate in the further development of one of the Sayer Group's currently producing oilfields, the Kahta Field. Under this arrangement, Avenue Energy has the option to recover its investment in Tosun-1 and Karakilise-1. This option, exercisable until 60 days after the completion or abandonment of the Tosun-1 well, would require that the Sayer Group workover (reopen) up to five existing wells in the Kahta Field and drill up to three additional wells in the Kahta License at fixed costs to us of $150,000 per well for workovers and $400,000 per well for new wells. Avenue Energy will receive 95% of net revenues until it recovers 100% of our entire investment in Tosun-1 and Karakilise-1 (if exercised) and the Khata Field and thereafter will receive 45% of net revenues from these Kahta wells.

In addition, pursuant to the Farmin Agreement, upon the occurrence of either Avenue Energy's exercise of the Karakilise option or 60 days after the completion or abandonment of the Karakilise-1 well, Avenue Energy will acquire an additional option to participate in up to a 45% interest in the remaining leases and licenses outlined in the Farmin and Participation Agreement held by the Sayer Group in Turkey. At the closing of this option, Avenue Energy will be required to pay the Sayer Group a one-time contribution towards past costs of $450,000 and a monthly administration fee covering ongoing exploration license and production lease rentals and filings. The parties will jointly decide on all future exploration programs, including the prioritizing of prospects and well site selections, subject to the requirements of Turkish law.

On November 11, 2002, Avenue Energy also entered into a Stock Purchase Agreement with a company controlled by Dr Jaap Poll to acquire 36% of the outstanding capital stock of Anzoil (Thailand) Pty Ltd (AT). AT's assets include a contract to acquire: (i) 100% of the offshore petroleum concession of Block B7/38 located in the Gulf of Thailand and (ii) approximately $1.8 million in cash. The closing of our Stock Purchase Agreement is dependant on the approval of the transaction by AT's other shareholders, the ratification of certain aspects of the proposed transactions by the government of Thailand and the completion by AT of contracts with the existing holder of the petroleum concession. At this time we cannot state when, or if such approvals will be obtained.

Upon the closing of the transaction, the Company will issue to Dr. Poll's company 20,000,000 shares of its restricted Common Stock ("Shares") for 36% of AT's outstanding shares and upon acquiring the petroleum concession, the participants will be required to contribute their proportional share of the costs of the expenditure obligations of approximately US $4.3 million (less the balance of the funds allocated to AT specifically for this program - estimated to be US $1.8 million).

 NOTE 5  CONSULTING ARRANGEMENTS
-------  -----------------------

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

      AVENUE GROUP, INC. (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 6   SEGMENTS
------   --------

The Company operates in 3 segments, including investments in oil and gas, digital media and e-commerce. See Note 1 for further description.

                                       Oil & Gas      E-Commerce    Digital Media    Corporate         Consolidated
                                       ---------      ----------    -------------    ---------         ------------

 March 31, 2003                                                                                              -

    Revenues, net                         $ -          $14,415         $59,670          $ -               $74,085

    Operating loss (income)             $153,573      $(13,321)        $5,289         $305,110           $450,651

    Depreciation and amortization         $59            $ -           $2,140          $2,993             $5,192

    Interest income (expense), net        $ -          $(6,747)       $(4,471)        $13,816             $2,598

    Capital expenditures               $ 547,219         $ -            $ 465         $ 4,915            $ 552,599

    Total assets                      $ 2,657,806      $ 3,708        $ 55,395       $1,621,402         $ 4,338,311

                                       Oil & Gas      E-Commerce    Digital Media    Corporate         Consolidated
                                       ---------      ----------    -------------    ---------         ------------

 MARCH 31, 2002                                                                                              -

    Revenues, net                         $ -           $ 3,975       $ 15,639          $ 34             $ 19,648

    Operating Loss                        $ -          $ 64,089       $ 25,355       $ 219,952           $ 309,396

    Depreciation and amortization         $ -          $ 38,846        $ 2,142        $ 2,737            $ 43,725

    Interest expense, net                 $ -          $ 7,530         $ 2,745        $ 17,487           $ 27,762

  DECEMBER 31, 2002


Total assets                          $ 2,110,646      $ 3,284        $ 56,976      $ 2,221,479         $ 4,392,385


      AVENUE GROUP, INC. (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 7   SUBSEQUENT EVENTS
------   -----------------

On April 17, 2003, in response to a notice Avenue Energy received from the Sayer Group on March 4, 2003, we exercised an option under the Farmin and Participation Agreement to acquire a 45% participating interest in the Karakilise 1 well and license located in the Diyarbakir petroleum district in Southeast Turkey. The total exercise price of the Karakilise 1 well and license option is $2,000,000 which will be due in installments based upon the progress of the drilling of this well. The first payment of $500,000 will be due 30-days prior to spudding of the Karakilise 1 well. Spudding of the Karakilise 1 well is expected on or before June 15, 2003. Avenue Energy's exercise of the Karakilise option also entitles it to an option to participate in 29 remaining licenses and 2 production leases held by members of the Sayer Group in Turkey.

Drilling continues at the Tosun 1 well. The well reached the initially planned depth of 9,335 feet on April 20, 2003 triggering the final option payment of $500,000 that was made on April 21, 2003. The Tosun 1 well prognosis forecasted the intersection of the target intervals around 9,335 feet. This interval was ultimately reached at 10,039 feet on April 29, 2003 and drilling continues at this well, which as of May 7, 2003 had reached a depth of approximately 10,200 feet. Total depth of the well is now expected to be approximately 11,000 feet. We have been advised that the final depth of this well is expected to be reached by the end of May, 2003. The operator has requested an additional payment from us which we anticipate to be approximately $250,000 to cover a portion of the incremental drilling costs on this well.

To assist with the financing of drilling operations in Turkey, on April 21, 2003, we entered into a purchase agreement with an accredited investor, for the sale of a $1.3 million principal amount of one year convertible notes bearing interest at a rate of 3.5%, in a private placement. In the event that we do not prepay the notes, the holder shall have the right to convert the principal and interest due thereunder into a total of up to approximately 8,800,000 shares of restricted common stock for a period of 210 days commencing 90 days from the payment of the remaining $1 million balance due pursuant to the purchase agreement, which will occur on or before May 21, 2003. If at maturity, the notes remain outstanding, the notes shall be repaid through the issuance of up to 5,382,000 shares of restricted common stock.

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

We are a development stage enterprise with limited sales and will require significant additional capital to implement our business strategies. On January 21, 2003 we changed our name from "I.T. Technology, Inc." to the "Avenue Group, Inc." which we believe better reflects our broader strategic focus. Our shareholders approved the name change at our 2002 Annual Meeting of Stockholders, which was held on December 24, 2002.

During the first quarter of 2003 our activities were principally devoted, through our wholly-owned subsidiary Avenue Energy, to oil and gas exploration and drilling activities in the Republic of Turkey arising out of the Farmin and Participation Agreement between Avenue Energy, the Sayer Group Consortium and Middle East Petroleum Services Limited, as amended. We have exercised the initial option under the Farmin Agreement and have purchased a 45% interest in the Tosun-1 well and License which is located in the Gaziantep petroleum district in Southeast Turkey for the payment of $2.5 million. The $2.5 million payment includes a $500,000 additional payment as a result of Avenue Energy's exercise of its option to increase its participation interest in the Tosun-1 well from 35% to 45%.

In the event of a discovery at the Tosun-1 well, Avenue Energy's contribution towards electric logging, running a production string, testing and completion costs is capped at $250,000. Drilling at the Tosun-1 well commenced during the fourth quarter of 2002 and continued throughout the first quarter of 2003. As at May 7, 2003, drilling at the Tosun-1 well had reached a depth of approximately 10,200 feet. Total depth of the well is now expected to be approximately 11,000 feet.

As a result of our exercise of the option to participate in the Tosun-1 well, we have an option to acquire under the Farmin and Participation Agreement, a 45% interest in the Karakilise License. In order to exercise our option with respect to the Karakilise License we were required to notify the Sayer Group no later than 45 days prior to the proposed date for the spudding (commencement of drilling) on the Karakilise-1 well. The Sayer Group was obligated to notify us no later than 90 days prior to the proposed spudding of the Karakilise-1 well. The option exercise price is $2 million, plus up to an additional $250,000 of additional costs in the event hydrocarbons are discovered at the Karakilise-1 well. On March 4, 2003, we received notice from the Sayer Group that it will use reasonable endeavors to spud the Karakilise-1 well by no later than May 15, 2003 notifying Avenue Energy that it had until April 18, 2003 to exercise its option. In April, 2003, we exercised this option. See "Recent Developments" below.

Pursuant to the Farmin Agreement, we have the option to participate in the further development of one of the Sayer Group's currently producing oilfields, the Kahta Field. Under this arrangement, we have the option to recover our investment in Tosun-1 and Karakilise-1. This option, exercisable until 60 days after the completion or abandonment of the Tosun-1 well, would require that the Sayer Group workover (reopen) up to five existing wells in the Kahta Field and drill up to three additional wells in the Kahta License at fixed costs to us of $150,000 per well for workovers and $400,000 per well for new wells. We will receive 95% of net revenues until we recover 100% of our entire investment in Tosun-1 and Karakilise-1 (if exercised) and the Khata Field and thereafter will receive 45% of net revenues from these Kahta wells.

In addition, pursuant to the Farmin Agreement, as a result of our exercise of the Karakilise option, we have an option to participate in and acquire a 45% interest in a further 29 exploration licenses and the second production lease held by members of the Sayer Group, which cover over 3 million acres. At the closing of this option, we will be required to pay Aladdin Middle East Ltd. a one-time contribution towards past costs of $450,000 and a monthly administration fee covering ongoing exploration license and production lease rentals and filings. The parties will jointly decide on all future exploration programs, including the prioritizing of prospects and well site selections, subject to the requirements of Turkish law. We shall also be granted the option to participate with a 45% working interest in oil and gas properties or rights which may be acquired by the Sayer Group, provided that we are an active right holder in an exploration or production lease with the Sayer Group.

We also entered into a Stock Purchase Agreement to acquire 36% of the outstanding capital stock of Anzoil (Thailand) Pty Ltd (AT). AT's assets include a contract to acquire: (i) 100% of the offshore petroleum concession of Block B7/38 located in the Gulf of Thailand and (ii) approximately $1.8 million in cash. The closing of our Stock Purchase Agreement is dependant on the approval of the transaction by AT's other shareholders, the ratification of certain aspects of the proposed transactions by the government of Thailand and the completion by AT of contracts with the existing holder of the petroleum concession. At this time we cannot state when, or if such approvals will be obtained.

We continue to maintain our 50.1% interest in Stampville.Com, Inc. which has developed its web-site at www.stampville.com and specializes in the wholesale and Internet sale of philatelic memorabilia, including stamps and other collectibles. To date Stampville has never generated significant revenues. During 2002 we ceased advancing working capital to Stampville and during the first quarter Stampville continued to operate autonomously from revenues generated by their operations. Stampville's management has been working on devising strategies to advance its prospects.

We also hold a 50% interests in VideoDome Networks, Inc. which provides a range of Digital Media services, including but not limited to: hosting and delivery, media management services, registration and delivery of video stream via the Internet. VideoDome generated sufficient revenues during the first quarter and continues to generate sufficient revenues to cover its operations, however, VideoDome's research and development and expansion plans will require capital in excess of existing available cash from its operations.

We also hold a 25% interest in ROO Media a development stage enterprise which aggregates and distributes online digital media content. ROO is operated independently. We have incurred losses since inception, and management anticipates incurring substantial additional losses as we pursue our operational strategies.

RESULTS OF OPERATIONS

Three Months ended March 31, 2003 versus Three Months ended March 31, 2002

In the three months ended March 31, 2003 we generated $74,085 in revenues, versus $19,648 in the three months ended March 31, 2002. VideoDome accounted for $59,670 of this amount and the remaining revenue of $14,415 was attributable to Stampville. The increase is attributable to a wider market adoption of VideoDome's products and services and its ability to enter into new market segments as a result of improved product offerings and also a result of existing customer contract renewals. Increased sales at Stampville are attributed to a more established infrastructure at Stampville and an increased focus on sales and marketing activities.

The net loss for the three months ended March 31, 2003 was $446,809, compared with a net loss of $329,683 for the three months ended March 31, 2002. The reason for the change was a result of additional costs associated with the recent formation and commencement of operations at Avenue Energy as described above, including increased expenses related to salaries, consultants, travel and office expenses. In addition to this, we have incurred other principally non-cash expenses related to the engagement of several investment and merchant banking consultants in the United States and Europe. Rent expenses increased to $13,238 versus $1,855 in the previous corresponding period, as a result of the Company no longer receiving rental income from its formerly owned office premises in Australia and due to increased rental expenses in the United States. Legal and professional fees decreased by $23,243 to $65,458 for the three months ended March 31, 2003, compared with $88,701 during the corresponding period in 2002. The increase in the net loss for the three months ended March 31, 2003 was also offset to some extent by the increased revenues during the current quarter as described above.

LIQUIDITY AND CAPITAL RESOURCES

We have generated losses from inception and continue to incur losses. The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $446,809 and a negative cash flow from operations of $493,916 for the three months ended March 31, 2003, and has an accumulated deficit of $8,381,317 as of March 31, 2003.

During the first quarter of 2003 and currently, our primary capital requirements have been to fund Avenue Energy's exploration in the Republic of Turkey and to a lesser degree corporate activities, including legal and professional expenses. We will require significant additional capital to continue these activities. We will also require significant additional capital to pursue other opportunities, to further develop our other operations, as well as to fund working capital requirements.

As of March 31, 2003, the Company had cash of $1,521,654 and working capital of $911,155.

The capital requirements relating to implementation of our business plan will be significant. During the next twelve months, we intend to further pursue Avenue Energy's oil and gas activities in the Republic of Turkey. We have a 45% participation in the Tosun-1 well and license. Subsequent to the end of the first quarter we paid the final installment of $500,000 which was due upon drilling reaching the initially planned depth of 9,355 feet. The operator determined that further drilling was necessary and now estimates that the final depth will be approximately 11,000 feet. The operator has requested an additional payment from us which we anticipate to be approximately $250,000 to cover a portion of the incremental drilling costs on this well.

We have also exercised our option to acquire a 45% interest in the Karikalise-1 well and license at a cost of $2 million. The initial payment of $500,000 is due one month before the commencement of drilling which is scheduled for June, 2003. Further payments of the remaining $1,500,000 due on the Karikalise 1 well will be due during the course of the drilling program. In.the event a discovery is made at the Karakilise -1 well we will also be required to fund an additional $250,000 towards electric logging, running a production string, testing and completion costs.

We also have the right to exercise our option to participate in the workover (reopening) and/or drilling of wells in the Kahta Field at a cost of $150,000 per well for workovers and $400,000 for new wells. At this time we do not know the amount of capital, if any, which would be expended within the next 12 months, in the event we exercise this option. We also have an option to participate in other remaining exploration licenses and leases held by the Sayer Group in Turkey, pursuant to the Farmin Agreement. In order to exercise our option, we will be required to make a payment of $450,000 later this year.

In addition to the capital costs of our oil and gas exploration activities in Turkey, in the event the necessary consents are obtained for our acquisition of 36% of the capital stock of Anzoil (Thailand) Pty Ltd and drilling at the concession in the Gulf of Thailand commences, the participants will be required to contribute their proportional share of the costs of the expenditure obligations of approximately US $4.3 million (less the balance of the funds allocated to AT specifically for this program - estimated to be US $1.8 million).

Although our subsidiaries, Stampville and VideoDome do not currently require capital from us, for the foreseeable future, they will not generate sufficient excess capital to fund any significant expansion plans. In addition, we require capital to fund our corporate overhead and the overhead costs of Avenue Energy.

In order to fully participate in all of the anticipated oil and gas related activities in the Republic of Turkey during the next twelve months and to fund corporate overhead expenditures, we will need to expend at least approximately $4 million during the twelve months from March 31, 2003. In order to meet these capital requirements we will seek additional financing through the sale of debt and equity securities. (See Recent Developments). In the event an oil discovery is made at an oil well where we have an interest, we may also seek bank or other financing. There can be no assurance that sufficient financing will be available to us, or if available, it will be on commercially reasonable terms. If we are not successful in sourcing additional capital we may have to significantly curtail our oil and gas activities, and reduce corporate activities, all of which would have a material adverse effect on our business, results of operations and financial condition.

INFLATION

We have not been materially affected by inflation in the United States. While it is not anticipated inflation will affect our operations, increases in labor and supplies could impact its ability to compete.

RECENT DEVELOPMENTS

On April 17, 2003, in response to a notice Avenue Energy received from the Sayer Group on March 4, 2003, we exercised an option under the Farmin and Participation Agreement to acquire a 45% participating interest in the Karakilise 1 well and License located in the Diyarbakir petroleum district in Southeast Turkey. The total exercise price of the Karakilise 1 well and License option is $2,000,000 which will be due in installments based upon the progress of the drilling of this well. The first payment of $500,000 will be due 30-days prior to spudding of the Karakilise 1 well. Spudding of the Karakilise 1 well is expected on or before June 15, 2003. Avenue Energy's exercise of the Karakilise option also entitles it to an option to participate in 29 remaining licenses and 2 production leases held by members of the Sayer Group in Turkey.

Drilling continues at the Tosun 1 well. The well reached the initially planned depth of 9,335 feet on April 20, 2003 triggering the final option payment of $500,000 that was made on April 21, 2003. The Tosun 1 well prognosis forecasted the intersection of the target intervals around 9,335 feet. This interval was ultimately reached at 10,039 feet on April 29, 2003 and drilling continues at this well, which as of May 7, 2003 had reached a depth of approximately 10,200 feet. Total depth of the well is now expected to be approximately 11,000 feet. We have been advised that the final depth of this well is expected to be reached by the end of May, 2003. The operator has requested an additional payment from us which we anticipate to be approximately $250,000 to cover a portion of the incremental drilling costs on this well.

To assist with the financing of drilling operations in Turkey, on April 21, 2003, we entered into a purchase agreement with an accredited investor, for the sale of a $1.3 million principal amount of one year convertible notes bearing interest at a rate of 3.5%, in a private placement. In the event that we do not prepay the notes, the holder shall have the right to convert the principal and interest due thereunder into a total of up to approximately 8,800,000 shares of restricted common stock for a period of 210 days commencing 90 days from the payment of the remaining $1 million balance due pursuant to the purchase agreement, which will occur on or before May 21, 2003. If at maturity, the notes remain outstanding, the notes shall be repaid through the issuance of up to 5,382,000 shares of restricted common stock.

ITEM 3. CONTROLS AND PROCEDURES

As of May 12, 2003 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our President, our Executive Vice President and Secretary and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our President and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Additionally, our President and Chief Financial Officer determined, as of May 12, 2003, that there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

                                     PART II

Item 1.  LEGAL PROCEEDINGS

                  Not Applicable


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In the three months ended March 31, 2003, the Company sold 1,800,000 shares of its restricted common stock at $0.25 per share in a private placement to accredited investors for proceeds of $450,000.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

                   Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   Not Applicable

Item 5. OTHER INFORMATION

                  Not Applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Reports


The Company filed the following Reports on Form 8-K:

          On January 6, 2003 with respect to the Company's subsidiary Avenue Energy, Inc., exercising its initial option in connection with the Tosun-1 well in the Republic of Turkey.

    (b)   Exhibits

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

                                             AVENUE GROUP, INC.

Dated: May 15, 2003
                                             By: /s/ Daniel Aharonoff
                                                 --------------------
                                                 Daniel Aharonoff
                                                 President
                                                 (Principal Executive Officer)



                                             By: /s/ Yam-Hin Tan
                                                 --------------------
                                                 Yam-Hin Tan
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

CERTIFICATIONS

I, Daniel Aharonoff, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Avenue Group, Inc.;

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

Date: May 15, 2003

/s/ Daniel Aharonoff
--------------------
Daniel Aharonoff
President

CERTIFICATIONS

I, Yam-Hin Tan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Avenue Group, Inc.;

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

Date: May 15, 2003

/s/ Yam-hin Tan
--------------------------
Yam-hin Tan
 Chief Financial Officer