Form 10QSB
period 2003-06-30
AVENUE GROUP INC
filed 2003-08-13
CIK 1100006

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

For the quarterly period ended    June 30, 2003 or
                                  --------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to ______________

                      Commission File Number 000-30-543

                               AVENUE GROUP, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                     90-0200077
      ---------------------                         -------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 181,692,503 shares of common stock outstanding as of August 8, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                                     PART 1


                              FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS



              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                      PAGE
                                                                      ----


CONDENSED CONSOLIDATED BALANCE SHEETS                                   1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                         2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                         3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                   4-15

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                           ASSETS
                                           ------
                                                                           June 30, 2003     December 31,
                                                                             (Unaudited)        2002
                                                                             ------------    ------------
CURRENT ASSETS
 Cash                                                                        $    654,951    $  2,147,775
 Other receivables                                                                 39,724          21,545
 Prepaid expenses                                                                   4,627           9,628
 Investment in Australian marketable securities                                    53,464          30,765
                                                                             ------------    ------------
    Total Current Assets                                                          752,766       2,209,713
                                                                             ------------    ------------

PROPERTY AND EQUIPMENT, NET                                                        58,092          61,046
                                                                             ------------    ------------

OTHER ASSETS
 Other                                                                             16,209           8,530
 Capitalized software costs                                                         2,224           3,596
 Investment in Turkish oil leases                                               1,953,297       2,109,500
                                                                             ------------    ------------
    Total Other Assets                                                          1,971,730       2,121,626
                                                                             ------------    ------------

TOTAL ASSETS                                                                 $  2,782,588    $  4,392,385
                                                                             ============    ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------
CURRENT LIABILITIES
  Accounts payable                                                           $     19,652    $      4,752
  Accrued expenses                                                                 53,770         235,563
  Convertible notes                                                               302,187              --
  Notes payable, current portion                                                   89,110          84,816
  Due for Tosun-I Well interest acquisition                                            --         500,000
                                                                             ------------    ------------
    Total Current Liabilities                                                     464,719         825,131
                                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock, $.001 par value, 25,000,000 shares authorized,
   none issued and outstanding                                                         --              --
  Common stock, $.0002 par value, 500,000,000 shares authorized,
   180,692,503 and 176,242,503 shares issued and outstanding, respectively         36,139          35,249
  Common stock to be issued, (0 and 650,000 shares, respectively)                      --         258,750
  Additional paid - in capital                                                 12,745,156      11,552,147
  Accumulated other comprehensive loss                                            (13,530)        (49,384)
  Deferred compensation and services                                             (142,065)       (295,000)
  Deficit accumulated during development stage                                (10,307,831)     (7,934,508)
                                                                             ------------    ------------
    Total Stockholders' Equity                                                  2,317,869       3,567,254
                                                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  2,782,588    $  4,392,385
                                                                             ============    ============

     See accompanying notes to condensed consolidated financial statements.

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                For the Period
                                                                                                                    From
                                                                                                                  February 2,
                                                             For the Three                     For the Six          1999
                                            For the Three    Months Ended     For the Six      Months Ended      (Inception)
                                            Months Ended     June 30, 2002    Months Ended     June 30, 2002       Through
                                            June 30, 2003    (As Restated)    June 30, 2003    (As Restated)     June 30, 2003
                                            -------------    -------------    -------------    -------------     ------------

REVENUES, NET                               $      81,123    $      29,786    $     155,208    $      49,434    $     370,627

COST OF GOODS SOLD                                 10,748            5,922           15,348            6,009           80,233
                                            -------------    -------------    -------------    -------------    -------------

GROSS PROFIT                                       70,375           23,864          139,860           43,425          290,394
                                            -------------    -------------    -------------    -------------    -------------

OPERATING EXPENSES
 Development                                       11,050               --           18,975               --        1,093,188
 Sales & marketing                                  8,228               --           17,016               --          463,582
 General and administrative                       523,759          572,628        1,027,182          901,585        6,348,042
 Impairment loss on goodwill                           --               --               --               --        1,360,923
 Impairment loss on oil well                    1,453,297               --        1,453,297               --        1,453,297
                                            -------------    -------------    -------------    -------------    -------------
     Total Operating Expenses                   1,996,334          572,628        2,516,470          901,585       10,719,032
                                            -------------    -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                           (1,925,959)        (548,764)      (2,376,610)        (858,160)     (10,428,638)
                                            -------------    -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE)
 Write-down of investment in VideoDome                 --               --               --               --         (250,000)
 Interest, net                                     (1,530)         (21,330)           1,068          (49,092)        (205,760)
 Equity in loss of Stampville.com, Inc.                --               --               --               --         (185,955)
 Loss on sale of Australian marketable
  securities                                           --               --               --               --          (66,807)
 Impairment loss on Australian marketable
  securities                                           --               --               --               --         (355,869)
 Other                                                976          (32,852)           2,220          (25,377)         (41,473)
                                            -------------    -------------    -------------    -------------    -------------
     Total Other Income (Expense)                    (554)         (54,182)           3,288          (74,469)      (1,105,864)
                                            -------------    -------------    -------------    -------------    -------------

LOSS BEFORE MINORITY INTEREST                  (1,926,513)        (602,946)      (2,373,322)        (932,629)     (11,534,502)

MINORITY INTEREST                                      --               --               --               --        1,226,671
                                            -------------    -------------    -------------    -------------    -------------

NET LOSS                                    $  (1,926,513)   $    (602,946)   $  (2,373,322)   $    (932,629)   $ (10,307,831)
                                            =============    =============    =============    =============    =============

NET LOSS PER COMMON SHARE - BASIC
 AND DILUTED                                $       (0.01)   $       (0.00)   $       (0.01)   $       (0.01)
                                            =============    =============    =============    =============

WEIGHTED AVERAGE SHARES
 OUTSTANDING- BASIC AND DILUTED               178,359,170      146,676,653      177,406,392      145,113,117

     See accompanying notes to condensed consolidated financial statements.

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              For the Six    For the Period from
                                                                            For the Six       Months Ended    February 2, 1999
                                                                            Months Ended      June 30, 2002    (Inception) to
                                                                           June 30, 2003      (As Restated)     June 30, 2003
                                                                           ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                  $ (2,373,322)      $   (932,629)      $(10,307,831)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and Amortization                                                   9,735             89,063          1,316,756
  Write-down of inventory                                                            --                 --             34,013
  Impairment loss on oil well                                                 1,453,297                 --          1,453,297
  Impairment loss on goodwill                                                        --                 --          1,360,923
  Impairment loss on Australian marketable securities                                --                 --            355,868
  Write-down of investment in VideoDome                                              --                 --            250,000
  Equity in losses of Stampville.Com, Inc.                                           --                 --            185,955
  Minority interest in consolidated subsidiary                                       --                 --         (1,226,671)
  Stock-based compensation and services                                         185,000            170,000            612,552
  Loss on disposal of fixed assets                                                   --             27,766             42,076
  Loss of sale of Australia marketable securities                                    --             50,790             66,807
  Amortization of debt discount                                                      --                 --               (874)
 Changes in operating assets and liabilities:
  (Increase) in accounts receivable                                             (18,178)              (202)           (38,353)
  (Increase) in inventory                                                            --                 --            (15,554)
  (Increase) decrease in prepaid and other assets                                (2,678)               300           (161,566)
  Increase (decrease) in accounts payable                                        14,900             (3,906)            10,294
  (Decrease) increase in accrued expenses                                      (175,312)            17,601            209,466
                                                                           ------------       ------------       ------------
        Net Cash Used In Operating Activities                                  (906,558)          (581,217)        (5,852,842)
                                                                           ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in VideoDome                                                             --                 --           (722,993)
 Investment in Stampville.Com, Inc.                                                  --                 --           (598,522)
 Investment in Turkish oil leases                                            (1,797,094)                --         (3,406,594)
 Purchases of property and equipment                                             (5,410)               370           (364,870)
 Proceeds from the sale of building                                                  --            521,187            521,187
 Proceeds from the sale of Australian marketable securities                          --            141,706            234,309
                                                                           ------------       ------------       ------------
        Net Cash (Used In) Provided By Investing Activities                  (1,802,504)           663,263         (4,337,483)
                                                                           ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Deferred offering costs                                                        (32,066)                --            (32,066)
 (Payments made) proceeds received from notes payable                                --           (323,294)         1,113,151
 Proceeds from issuance of convertible debt                                     300,000                 --            300,000
 Proceeds received from issuance of common stock, net                           935,149                 --          9,021,636
 Proceeds from issuance of options                                                   --            300,000            500,000
                                                                           ------------       ------------       ------------
        Net Cash Provided By (Used In) Financing Activities                   1,203,083            (23,294)        10,902,721
                                                                           ------------       ------------       ------------

Effect of foreign currency translation on cash                                   13,155                 --            (57,445)
                                                                           ------------       ------------       ------------

Net (Decrease) Increase In Cash                                              (1,492,824)            58,752            654,951

CASH AT BEGINNING OF PERIOD                                                   2,147,775            127,584                 --
                                                                           ------------       ------------       ------------

CASH AT END OF PERIOD                                                      $    654,951       $    186,336       $    654,951
                                                                           ============       ============       ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
--------------------------------------------

Common stock issued to purchase Australian marketable securities           $         --       $         --       $    701,900
                                                                           ============       ============       ============

Issuance of 10,000,000 shares of common stock for asset acquisition        $         --       $     47,185       $     47,185
                                                                           ============       ============       ============

Issuance of 6,515,850 shares of common stock for cancellation of debt      $         --       $         --       $    648,219
                                                                           ============       ============       ============

Issuance of 250,000 shares of common stock for placement fees              $    158,750       $         --       $    158,750
                                                                           ============       ============       ============


     See accompanying notes to condensed consolidated financial statements.

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 COMPANY BACKGROUND AND BUSINESS PLAN
------ ------------------------------------

       Avenue Group, Inc. ("Avenue Group"), formally I.T. Technology, Inc., was incorporated in Delaware on February 2, 1999. Avenue Group is engaged in oil and gas exploration and development, e-commerce and digital media. Avenue Group has three wholly-owned subsidiaries, I.T. Technology Pty. Ltd., which furthers its operations in Australia; Avenue Energy, Inc. ("Avenue Energy"), which was formed to broaden the Company's strategic focus and pursue potential growth and investment strategies in the oil and gas sectors; and Bickhams Media, Inc, which owns 50% of VideoDome.com Networks, Inc. ("VideoDome"). In addition, Avenue Group, Inc. currently owns 50.1 % of Stampville.com, Inc. ("Stampville") and 25% of Roo Media Corporation ("ROO"), (collectively referred to as the "Company").

       The Company is a development stage enterprise, with limited sales, its activities through June 30, 2003 have been principally devoted to raising capital, establishing and commencing operations at Avenue Energy, acquiring equity interests in its operating subsidiaries Stampville and VideoDome and a 25% interest in ROO. In July 2002, the Company relocated its principal offices to California, though it still maintains an office in Melbourne Australia.

       Stampville has developed its web site at www.stampville.com and specializes in the wholesale and Internet sale of philatelic memorabilia, including stamps and other collectibles. VideoDome provides a range of digital media services, including but not limited to: hosting and delivery, media management services, registration and delivery of video stream via the Internet. ROO is a development stage enterprise aggregating and distributing online digital media content.

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

       On November 11, 2002, Avenue Energy entered into a Stock Purchase Agreement to acquire 36% of the outstanding capital stock of Anzoil (Thailand) Pty Ltd (AT). AT's assets include a contract to acquire: (i) 100% of the offshore petroleum concession of Block B7/38 located in the Gulf of Thailand and (ii) approximately $1.8 million in cash. The closing of this Stock Purchase Agreement is dependant on the approval of the transaction by AT's other shareholders, the ratification of certain aspects of the proposed transactions by the government of Thailand and the completion by AT of contracts with the existing holder of the petroleum concession. At this time the Company cannot state when, or if such approvals will be obtained (See Note 4).

       On November 18, 2002, Avenue Energy entered into the Farmin and Participation Agreement with the Sayer Group Consortium and Middle East Petroleum Services Limited, pursuant to which Avenue Energy acquired an option that allows us to participate in and acquire a 45% working interest in up to 31 exploration licenses and 2 production leases held by the Sayer Group in Turkey (See Notes 4 and 6).

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------ ------------------------------------------

       (A) PRINCIPLES OF CONSOLIDATION
       -------------------------------

       The condensed consolidated financial statements include the accounts of Avenue Group, its wholly-owned subsidiaries and the accounts of Stampville which is 50.1% owned, and VideoDome which became a 50% subsidiary as of July 2, 2001. The losses allocated to the minority stockholders of Stampville and VideoDome exceeded the remaining minority interest and the excess has been allocated to the Company. All material intercompany accounts and transactions have been eliminated.

       (B) ESTIMATES
       -------------

       The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       (C) FAIR VALUE OF FINANCIAL INSTRUMENTS
       ---------------------------------------

       The carrying value of financial instruments including receivables, accounts payable, accrued expenses and debt, approximates their fair values at June 30, 2003 and December 31, 2002 due to the relatively short term nature of these instruments.

       (D) OIL AND GAS OPERATIONS
       --------------------------

       The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether an individual well has found proved reserves. If it is determined that a well has not found proved reserves, the costs of drilling the well are expensed. The costs of development wells are capitalized whether productive or nonproductive.

       Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expenses as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property-by-property basis, are not considered to be realizable. Depletion, depreciation and amortization ("DD&A") of capitalized costs of proved oil and gas properties is provided on a property-by-property basis using the units of production method. The computation of DD&A takes into consideration dismantlement, restoration and abandonment costs and the anticipated proceeds from equipment salvage. The estimated dismantlement, restoration and abandonment costs are expected to be substantially offset by the estimated residual value of the lease and well equipment. An impairment loss is recorded if the net capitalized costs of proved oil and gas properties exceed the aggregate undiscounted future net revenues determined on a property-by-property basis. The impairment loss recognized equals the excess of net capitalized costs over the related fair value determined on a property-by-property basis. An impairment loss of $1,453,297 was recorded in 2003. Also see notes 4 and 6.

       (E) LOSS PER COMMON SHARE
       -------------------------

       Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each year. Common stock equivalents are not included in the computation of diluted net loss per common share because the effect would be anti dilutive.

       (F) INTERIM CONSOLIDATED FINANCIAL STATEMENTS
       ---------------------------------------------

       The condensed consolidated financials statements as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2002 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

       (G) GOING CONCERN
       -----------------

       The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $2,373,322 and a negative cash flow from operations of $906,558 for the six months ended June 30, 2003, and has an accumulated deficit of $10,307,831 as of June 30, 2003.

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

       (H) PRIOR PERIOD ADJUSTMENT
       ---------------------------

       The condensed consolidated statements of operations for the three and six months ended June 30, 2002 has been restated to correct an error for the accounting for the adjustment for foreign currency translation. The effect of the restatement was to increase the net loss by $5,171 for the three months ended June 30, 2002 and decrease the net loss by $159,523 for the six months ended June 30, 2002. There was no effect on basic and diluted loss per share.

       (I) NEW ACCOUNTING PRONOUNCEMENTS
       ---------------------------------

       In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

       SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

       Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

       The Company does not believe the adoption of the above standards will have a material impact on the consolidated financial statements.

NOTE 3 CAPITALIZATION
------ --------------

       (A) PREFERRED STOCK
       -------------------

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

NOTE 3 CAPITALIZATION - CONTINUED
------ --------------------------

       (B) COMMON STOCK AND CONVERTIBLE NOTES
       --------------------------------------

       During the six months ended June 30, 2003, the Company finalized a private placement to accredited investors, resulting in the issuance of 4,200,000 shares of its restricted common stock at $0.25 per share.

       On April 15, 2003, the Company entered into a purchase agreement with an accredited investor, for the sale of a $1.3 million principal amount of one year convertible notes bearing interest at a rate of 3.5%, in a private placement, to assist with the financing of drilling operations in Turkey. Pursuant to such agreement, the purchaser paid $300,000 on execution with the balance due 30 days thereafter. To date the Company has received a total of $800,000 and is in discussions with the investor to determine the timing and extent of the balance that will be forthcoming.

       In the event that the Company do not prepay the notes, the holder shall have the right to convert the principal and interest due thereunder into shares of the Company's restricted common stock at a price of $0.15 a share for a period of 210 days commencing 90 days from the payment of the remaining $500,000 balance due pursuant to the purchase agreement. If at maturity, the notes remain outstanding, the notes shall automatically be repaid through the issuance of shares of the Company's restricted common stock at a price of $0.25 a share. Since the note agreement is not effective until all of the money is received by the Company, there has been no beneficial conversion feature recorded for the three and six months ended June 30, 2003.

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

       This agreement was amended on December 20, 2002 to extend the due dates with respect to the payment of the option price for the initial well. On December 20, 2002 Avenue Energy notified the

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       Sayer Group of its intention to exercise the initial option to purchase a 35% interest in the Tosun-1 well, located in the Gaziantep petroleum district in Southeast Turkey, for $2 million under the agreement, as amended. This amount included the initial $250,000 deposit, a further amount of $1.25 million paid on December 20, 2002 and $500,000 paid on February 10, 2003. In connection with the Company's investment, for the six months ended June 30, 2003, $47,219 of registration expenses were capitalized since such costs were directly related to the interest acquisition. Also on February 10, 2003, pursuant to Farmin and Participation Agreement as amended, Avenue Energy exercised its option to increase its participation in the Tosun-1 well from 35% to 45%; thereby requiring a further additional $500,000 payment, which was subsequently paid on April 21, 2003. Drilling of this well commenced in the fourth quarter of 2002 and continued through May 2003.

       Pursuant to a Memorandum of Understanding, reached with the Sayer Group in May 2003, Avenue Energy also contributed an additional payment of $250,000 on May 30, 2003 towards completion of the target horizons in the Tosun-1 well beyond the designated turnkey depth of around 9335 feet, in full satisfaction of any and all costs incurred at Tosun-1 that could have been attributable to Avenue Energy, thereby bringing its aggregate and final payments in connection with the Tosun-1 well and License to $2.75 million.

       On April 20, 2003, Tosun-1 had reached the agreement depth of 9,335 feet but did not encounter the objective horizon, the Derdere Formation and drilling continued. A total depth of 10,758 feet was reached and testing at Tosun-1 continued to determine if initial oil discoveries would become commercially viable. At total depth, the operator continued to swab the well and recovered a mixture of formation water and oil. In order to stem the influx of formation water into the wellbore, the operator placed a cement plug in the bottom of the well from 10,726.5 feet to the total depth. Swabbing operations recommenced to investigate the oil potential of the zone that previously produced the test oil mentioned above. The recoveries to date have been a mixture of formation water and oil, which indicates that the potential oil and water producing zone(s) have not effectively been isolated from each other by the bottom hole cement plug. For the current status of the Tosun-1 well see Note 6.

       It is likely that the Tosun License will require further seismic and drilling work to identify additional structures which may hold commercial oil accumulations within the License. The operator believes that drilling and testing results of Tosun-1 indicate that it is likely that Tosun-1 intersected an oil/water contact near the edge of a structure. Remapping of existing seismic together with the possible acquisition of new seismic may assist in the determination of the potential size of such a structure, whether additional wells are warranted on this structure and if so, where follow up drilling should take place. No determination can be made as to whether the recovery of oil from the Tosun-1 well will ultimately lead to a commercial development elsewhere on the structure containing the oil accumulation encountered by the Tosun-1 well.

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       In addition, under the Farmin and Participation Agreement, as amended, as a result of Avenue Energy's exercise of the option with respect to the Tosun-1 well, it had an option to acquire up to a 45% participating interest in the Karakilise-1 well and License located in the Diyarbakir petroleum district in Southeast Turkey. On April 17, 2003, in response to a notice Avenue Energy received from the Sayer Group on March 4, 2003 of its intention to commence drilling the well, Avenue Energy exercised this option. The total exercise price of the Karakilise-1 well and License option is $2,000,000 which was due in installments based upon the progress of the drilling of this well. The first payment of $500,000 was paid on May 14, 2003. In July 2003, this Agreement was amended, see note
       6. In the event of a discovery, Avenue Energy's contribution towards electric logging, running a production string, testing and completion costs is capped at $250,000. Spudding of the Karakilise 1 well occurred in late June 2003. Avenue Energy's participation in the Tosun License and its exercise of the Karakilise option also entitles it to an option to participate in up to 31 remaining licenses and leases held by members of the Sayer Group in Turkey (See Note 6).

       Pursuant to the Farmin Agreement, Avenue Energy has the option to participate in the further development of one of the Sayer Group's currently producing oilfields, the Kahta Field. Under this arrangement, Avenue Energy has the option to recover its investment in Tosun-1 and Karakilise-1. This option, exercisable until 60 days after the completion or abandonment of the Tosun-1 well, would require that the Sayer Group workover (reopen) up to five existing wells in the Kahta Field and drill up to three additional wells in the Kahta License at fixed costs to us of $150,000 per well for workovers and $400,000 per well for new wells. Avenue Energy will receive 95% of net revenues until it recovers 100% of our entire investment in Tosun-1 and Karakilise-1 and the Khata Field and thereafter will receive 45% of net revenues from these Kahta wells.

       In addition, pursuant to the Farmin Agreement, upon the occurrence of either Avenue Energy's exercise of the Karakilise option up until 60 days after the completion or abandonment of the Karakilise-1 well, Avenue Energy will acquire an additional option to participate in up to a 45% interest in the remaining leases and licenses outlined in the Farmin and Participation Agreement held by the Sayer Group in Turkey. At the closing of this option, Avenue Energy will be required to pay the Sayer Group a one-time contribution towards past costs of $450,000 and a monthly administration fee covering ongoing exploration, license and production lease rentals and filings. The parties will jointly decide on all future exploration programs, including the prioritizing of prospects and well site selections, subject to the requirements of Turkish law (See Note 6).

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

       Upon the closing of the transaction, the Company will issue to Dr. Poll's company 20,000,000 shares of its restricted Common Stock for 36% of AT's outstanding shares and upon acquiring the petroleum concession, the participants will be required to contribute their proportional share of the costs of the expenditure obligations of approximately US $4.3 million (less the balance of the funds allocated to AT specifically for this program - estimated to be US $1.8 million).

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 SEGMENTS
------ --------

The Company operates in 3 segments, including investments in oil and gas, digital media and e-commerce. See Note 1 for further description.

                                                                       Digital
     JUNE 30, 2003                 Oil & Gas       E-Commerce           Media           Corporate        Consolidated
                                  -----------      -----------       -----------       -----------       -----------

     Revenues, net                $        --      $    21,590       $   133,618       $        --       $   155,208

     Operating loss (income)      $ 1,761,448      $    (5,280)      $    (6,375)      $   626,817       $ 2,376,610

     Depreciation and
      amortization                $       118      $        --       $     4,354       $     5,263       $     9,735

     Interest expense
      (income), net               $        --      $    13,519       $     9,019       $   (23,606)      $    (1,068)

     Capital expenditures         $ 1,797,094      $        --       $       495       $     4,915       $ 1,802,504

     Total assets                 $ 1,954,324      $     2,277       $    62,838       $   763,149       $ 2,782,588

     JUNE 30, 2002
     (AS RESTATED)

     Revenues, net                $        --      $    17,561       $    31,873       $        --       $    49,434

     Operating loss               $        --      $    93,515       $   136,563       $   628,082       $   858,160

     Depreciation and

      amortization                $        --      $    76,293       $     4,284       $     8,486       $    89,063

     Interest expense, net        $        --      $    15,780       $     2,800       $    30,512       $    49,092

     Capital expenditures         $        --      $        --       $        --       $       370       $       370

     DECEMBER 31, 2002

     Total assets                 $ 2,110,646      $     3,284       $    56,976       $ 2,221,479       $ 4,392,385

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 SUBSEQUENT EVENTS
------ -----------------

       On July 31, the Company and Avenue Energy entered into an Amendment to their Agreements with Aladdin and certain related entities, collectively referred to as the Sayer Group Consortium ("SGC") and Middle East Petroleum Services Limited ("MEPS") with respect to their joint venture for oil and gas exploration and drilling in Turkey (the "Amendment"), giving Avenue Energy greater financial flexibility and various alternative options to pursue its strategic goals and exploration plans.

       Pursuant to the Amendment, Avenue Energy's option in the Karakilise- 1 well and license was amended to provide that Avenue Energy receive a 22.5% interest in the Karakilise-1 well, by making a payment of $500,000, which was paid on August 1, 2003, for an aggregrate of $1million invested to date in connection with the Karakilise-1 well and license. In addition, Avenue Energy may elect to increase its participation interest in the Karakilise-1 well and license up to 45%, through an additional investment of $1 million, in increments of $250,000, at its election. It shall maintain this right up until the operator advises it that it has reached the 9-5/8 casing point, expected at around 8700 feet. At this time Avenue Energy has not determined whether it will exercise its option to acquire any additional participation interests in the Karakilise-1 well and License and if it does so elect what additional participation interests it will acquire.

       The Amendment further provides, SGC and MEPS may proceed to negotiate and finalize the terms of a potential farmout agreement with a third party for up to 9 exploration licenses which form part of Avenue Energy's existing options to acquire interests in up to 30 additional licenses or leases held by SGC. In the event an agreement with such third party is reached, Avenue Energy will potentially be able to acquire up to a 45% interest in SGC's remaining interest in these 9 leases. In addition, Avenue Energy will have the option to participate in the remaining 21 leases and licenses subject to the Agreement at a rate of between 22.5% to 45% dependant upon both Avenue Energy's final participation level in the Karakilise-1 well and License, the outcome of the farmout negotiations on the nine licenses and whether or not Avenue Energy elects to participate in these licenses in the event the farmout agreement with the third party is entered into.

       On 11 August 2003, the Karakilise -1 well was drilling ahead at approximately 5930 feet. The Operator expects to reach the target zone at around 9,000 feet in early September 2003.

       On August 1, 2003 the Company issued 1,000,000 shares of its restricted common stock in connection with the exercise of previously outstanding options for net proceeds of $100,000.

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 SUBSEQUENT EVENTS - CONTINUED
------ -----------------------------

       In connection with the Tosun-1 well, the operator has recently proposed and the joint venture parties are currently considering, the abandonment of the well, but not the License, as it seems likely that the well will produce too much water from this location to be commercial. The recovery of over 100 barrels of good quality oil confirms that oil exists in the Tosun License. The joint venture believes that the Tosun-1 well encountered an oil accumulation near the edge of a field of unknown extent. The joint venture is considering carrying out a seismic survey within the next few months to assist mapping of the oil structure. Without further seismic and additional drilling, no determination can be made whether the recovery of oil from the Tosun-1 well will ultimately lead to a commercial development elsewhere on the Tosun structure.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND PLAN OF OPERATIONS

Avenue Group, Inc. was incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development, e-commerce and digital media businesses through interests in our operating subsidiaries, Avenue Energy, Inc., Stampville.Com Inc. and VideoDome.com Networks, Inc., and through our 25% interest in ROO Media Corporation. We have three wholly-owned subsidiaries, I.T. Technology Pty. Ltd., which furthers our operations in Australia; Avenue Energy, Inc., which was formed to broaden our strategic focus and pursue potential growth and investment strategies in the oil and gas sector; and Bickhams Media, Inc, which owns 50% of VideoDome. Avenue Group, Inc. currently owns 50.1 % of Stampville. Except as expressly indicated to the contrary, references to "we," "us," or "our" contained in this references in this document include Avenue Group, Inc. and/or our wholly owned subsidiaries.

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

During the first six months of 2003 our activities were principally devoted, through our wholly-owned subsidiary Avenue Energy, to oil and gas exploration and drilling activities in the Republic of Turkey arising out of the Farmin and Participation Agreement between Avenue Energy, the Sayer Group Consortium and Middle East Petroleum Services Limited, as amended. We exercised our option under the Farmin Agreement and purchased a 45% interest in the Tosun-1 well and License which is located in the Gaziantep petroleum district in Southeast Turkey for aggregate payments totaling $2.75 million.

Drilling of this well commenced in the fourth quarter of 2002 and continued through May 2003. On April 20, 2003, Tosun-1 had reached the agreement depth of 9,335 feet but did not encounter the objective horizon, the Derdere Formation and drilling continued. A total depth of 10,758 feet was reached and testing at Tosun-1 continued to determine if initial oil discoveries would become commercially viable. At total depth, the operator continued to swab the well and recovered a mixture of formation water and oil. In order to stem the influx of formation water into the wellbore, the operator placed a cement plug in the bottom of the well from 10,726.5 feet to the total depth. Swabbing operations recommenced to investigate the oil potential of the zone that previously produced the test oil mentioned above. The recoveries to date have been a mixture of mostly formation water and some oil, which indicates that the potential oil and water producing zone(s) have not effectively been isolated from each other by the bottom hole cement plug.

It is likely that the Tosun License will require further seismic and drilling work to identify additional structures which may hold commercial oil accumulations within the License. The operator believes that drilling and testing results of Tosun-1 indicate that it is likely that Tosun-1 intersected an oil / water contact near the edge of a structure. Remapping of existing seismic together with the possible acquisition of new seismic may assist in the determination of the potential size of such a structure, whether additional wells are warranted on this structure and if so, where follow up drilling should take place. No determination can be made as to whether the recovery of oil from the Tosun-1 well will ultimately lead to a commercial development elsewhere on the structure containing the oil accumulation encountered by the Tosun-1 well. For the current status of the Tosun-1 well see "Recent Developments" below.

As a result of our exercise of the option with respect to the Tosun-1 well, we had an option to acquire up to a 45% participating interest in the Karakilise-1 well and License located in the Diyarbakir petroleum district in Southeast Turkey. On April 17, 2003, in response to a notice we received from the Sayer Group on March 4, 2003 of its intention to commence drilling the well, we exercised this option. The total exercise price of the Karakilise-1 well and License option is $2,000,000 which was due in installments based upon the progress of the drilling of this well. The first payment of $500,000 was paid on May 14, 2003. In July 2003, the terms and conditions of the Karikalise option and our financial obligations with respect thereto were amended, see "Recent Developments" below. In the event of a discovery, our contribution towards electric logging, running a production string, testing and completion costs is capped at $250,000. Spudding of the Karakilise 1 well occurred in late June 2003. Our participation in the Tosun License and its exercise of the Karakilise option also entitled us to an option to participate in up to 31 remaining licenses and leases held by members of the Sayer Group in Turkey.

Subsequent to the end of the second quarter, the terms of the Karakilise option and certain of our other unexercised options in Turkey were amended. See "Recent Developments" below.

Pursuant to the Farmin Agreement, we have the option to participate in the further development of one of the Sayer Group's currently producing oilfields, the Kahta Field. Under this arrangement, we have the option to recover our investment in Tosun-1 and Karakilise-1. This option, exercisable until 60 days after the completion or abandonment of the Tosun-1 well, would require that the Sayer Group workover (reopen) up to five existing wells in the Kahta Field and drill up to three additional wells in the Kahta License at fixed costs to us of $150,000 per well for workovers and $400,000 per well for new wells. We will receive 95% of net revenues until we recover 100% of our entire investment in Tosun-1, Karakilise-1 and the Khata Field and thereafter will receive 45% of net revenues from these Kahta wells.

In addition, pursuant to the Farmin Agreement, as a result of our exercise of the Karakilise option, we had an option to participate in and acquire up to a 45% interest in up to 30 remaining leases and licenses outlined in the Farmin and Participation Agreement, held by members of the Sayer Group, which cover over 3 million acres. At the closing of this option, we were required to pay Aladdin Middle East Ltd. a one-time contribution towards past costs of $450,000 and a monthly administration fee covering ongoing exploration license and production lease rentals and filings. The parties will jointly decide on all future exploration programs, including the prioritizing of prospects and well site selections, subject to the requirements of Turkish law. Subsequent to the end of the second quarter, the terms of the Karakilise option and the options covering the leases and licenses described above were amended. See "Recent Developments" below.

We shall also be granted the option to participate with a 45% working interest in oil and gas properties or rights which may be acquired by the Sayer Group, provided that we are an active right holder in an exploration or production lease with the Sayer Group. Also see "Recent Developments" below.

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

We continue to maintain our 50.1% interest in Stampville.Com, Inc. which has developed its web-site at www.stampville.com and specializes in the wholesale and Internet sale of philatelic memorabilia, including stamps and other collectibles. To date Stampville has never generated significant revenues. During 2002 we ceased advancing working capital to Stampville and during the first six months of 2003, Stampville continued to operate autonomously from revenues generated by their operations. Stampville's management has been working on devising strategies to advance its prospects.

We also hold a 50% interests in VideoDome Networks, Inc. which provides a range of Digital Media services, including but not limited to: hosting and delivery, media management services, registration and delivery of video stream via the Internet. VideoDome generated sufficient revenues during the first six months of 2003 and continues to generate sufficient revenues to cover its operations, however, VideoDome's research and development and expansion plans will require capital in excess of existing available cash from its operations.

We also hold a 25% interest in ROO Media a development stage enterprise which aggregates and distributes online digital media content. ROO is operated independently.

We have incurred losses since inception, and management anticipates incurring substantial additional losses as we pursue our operational strategies.

RESULTS OF OPERATIONS

Three Months and Six Months ended June 30, 2003 versus Three and Six Months ended June 30, 2002

During the three months ended June 30, 2003, the Company generated net revenues of $81,123 versus $29,786 for the corresponding period in 2002. During the six months ended June 30, 2003, the Company generated net revenues of $155,208 versus $49,434 for the corresponding period in 2002. For the six months ending June 30, 2003, VideoDome accounted for $133,618 of this amount and the remaining revenue of $21,590 was attributable to Stampville. The general increase in revenues is primarily the result of a wider market adoption of VideoDome's products and services and its ability to enter into new market segments as a result of improved product offerings and also a result of existing customer contract renewals and new sales efforts. Increased sales at Stampville are attributed to a more established infrastructure at Stampville and an increased focus on sales and marketing activities.

The net loss for the three months ended June 30, 2003 was $1,926,513 versus $602,946 for the corresponding period in 2002. This increase is predominantly the result of an impairment loss of $1,453,297 recorded in the current quarter in connection with Avenue Energy's Tosun-1 exploration well in Turkey. Excluding the impairment loss, the net loss for the current quarter decreased by $129,730; and this is largely attributable to a combination of improved revenues of $51,337 as previously discussed and reduced operating costs, particularly as it relates to general and administrative expenses.

The net loss for the six months ended June 30, 2003 was $2,373,322 versus $932,629 for the corresponding period in 2002. This increase is once again predominantly the result of an impairment loss of $1,453,297 recorded in the current quarter in connection with Avenue Energy's Tosun-1 exploration well in Turkey. Apart from the above, for the six months ended June 30, 2003, there was no material change in the net loss from the corresponding year, as various increased general and administrative expenses, such as salaries and consultants, rent and travel, which to a large extent are associated with the commencement of operations at Avenue Energy, were offset by increased revenues and lower legal costs (legal and professional fees were reduced to $149,071 versus $210,647), mainly attributable to improved operating circumstances at VideoDome, following the resolution of outstanding legal matters at VideoDome in 2002. Sales, marketing and product development costs increased by approximately $36,000 over the previous corresponding period, mainly the result of renewed sales efforts and the enhancement of product offerings at VideoDome.

LIQUIDITY AND CAPITAL RESOURCES

We have generated losses from inception and continue to incur losses. The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has a net loss of $2,373,322 and a negative cash flow from operations of $906,558 for the six months ended June 30, 2003, and has an accumulated deficit of $10,307,831 as of June 30, 2003.

During the first six months of 2003 and currently, our primary capital requirements have been to fund Avenue Energy's exploration in the Republic of Turkey and to a lesser degree corporate activities, including legal and professional expenses. We will require significant additional capital to continue these activities. We will also require significant additional capital to pursue other opportunities, to further develop our other operations, as well as to fund working capital requirements.

As of June 30, 2003, the Company had cash of $654,951 and working capital of $288,047.

The capital requirements relating to implementation of our business plan will be significant. During the next twelve months, we intend to further pursue Avenue Energy's oil and gas activities in the Republic of Turkey. We currently have a 45% participation in the Tosun-1 well and license.

In the event of a commercially viable discovery at Tosun-1, our contribution towards electric logging, running a production string, testing and completion costs is capped at $250,000. Pursuant to a Memorandum of Understanding reached with the Sayer Group in May 2003, in the event of such a discovery, this $250,000 would be offset from gross proceeds payable to us from any commercial sales effected from the well. For the current status of the Tosun-1 well, see "Recent Developments" below.

We have also exercised our option to acquire up to a 45% interest in the Karikalise-1 well and license at a cost of up to $2 million. The initial payment of $500,000 was paid on May 14, 2003 and a subsequent payment of $500,000 was made on August 1, 2003. For recent changes in the terms and conditions of the Karikalise option and our financial obligations with respect thereto, see "Recent Developments" below. In the event a discovery is made at the Karakilise -1 well we will also be required to fund an additional $250,000 towards electric logging, running a production string, testing and completion costs.

On April 15, 2003, the Company entered into a purchase agreement with an accredited investor, for the sale of a $1.3 million principal amount of one year convertible notes bearing interest at a rate of 3.5%, in a private placement, to assist with the financing of drilling operations in Turkey. Pursuant to such agreement, the purchaser paid $300,000 on execution with the balance due 30 days thereafter. To date the Company has received a total of $800,000 and is in discussions with the investor to determine the timing and extent of the balance that will be forthcoming.

In the event that we do not prepay the notes, the holder shall have the right to convert the principal and interest due thereunder into shares of the Company's restricted common stock at a price of $0.15 a share for a period of 210 days commencing 90 days from the payment of the remaining $500,000 balance due pursuant to the purchase agreement. If at maturity, the notes remain outstanding, the notes shall automatically be repaid through the issuance of shares of the Company's restricted common stock at a price of $0.25 a share.

On August 1, 2003 we issued 1,000,000 shares of our restricted common stock in connection with the exercise of previously outstanding options for net proceeds of $100,000.

We also have the right to exercise our option to participate in the workover (reopening) and/or drilling of wells in the Kahta Field at a cost of $150,000 per well for workovers and $400,000 for new wells. At this time we do not know the amount of capital, if any, which would be expended within the next 12 months, in the event we exercise this option. We also have an option to participate in other remaining exploration licenses and leases held by the Sayer Group in Turkey, pursuant to the Farmin Agreement. In order to exercise our option, we will be required to make payments of up to $450,000 later this year. See Recent Developments.

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

In order to fully participate in all of the anticipated oil and gas related activities in the Republic of Turkey during the next twelve months and to fund corporate overhead expenditures, we will need to expend at least approximately $4.6 million during the twelve months from June 30, 2003. In order to meet these capital requirements we will seek additional financing through the sale of debt and equity securities. In the event an oil discovery is made at an oil well where we have an interest, we may also seek bank or other financing. There can be no assurance that sufficient financing will be available to us, or if available, it will be on commercially reasonable terms. If we are not successful in sourcing additional capital we may have to significantly curtail our oil and gas activities, and reduce corporate activities, all of which would have a material adverse effect on our business, results of operations and financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

We do not believe the adoption of the above standards will have a material impact on the consolidated financial statements.

INFLATION

We have not been materially affected by inflation in the United States. While it is not anticipated inflation will affect our operations, increases in labor and supplies could impact its ability to compete.

RECENT DEVELOPMENTS

On July 31, we entered into a Second Amendment to the Agreements with Aladdin and certain related entities, collectively referred to as the Sayer Group Consortium ("SGC") and Middle East Petroleum Services Limited ("MEPS") with respect to their Joint Venture for oil and gas exploration and drilling in Turkey (the "Amendment"), giving us greater financial flexibility and various alternative options to pursue our strategic goals and exploration plans.

Pursuant to the Amendment, our option in the Karakilise- 1 well and License was amended to provide that we receive a 22.5% interest in the Karakilise-1 well, by making a payment of $500,000, which was paid on August 1, 2003, for an aggregrate of $1million invested to date in connection with the Karakilise-1 well and License. In addition, we may elect to increase our participation interest in the Karakilise-1 well and License up to 45%, through an additional investment of $1 million, in increments of $250,000, at our election. This right shall be maintained up until the operator advises us that it has reached the 9-5/8 casing point, expected at around 8700 feet. At this time we have not determined whether we will exercise our option to acquire any additional participation interests in the Karakilise-1 well and License and if we do so elect what additional participation interests we will acquire.

The Amendment further provides, SGC and MEPS may proceed to negotiate and finalize the terms of a potential farmout agreement with a third party for up to 9 exploration licenses which form part of our existing options to acquire interests in up to 30 additional licenses or leases held by SGC. In the event an agreement with such third party is reached, we will potentially be able to acquire up to a 45% interest in SGC's remaining interest in these 9 leases. In addition, we will have the option to participate in the remaining 21 leases and licenses subject to the Agreement at a rate of between 22.5% to 45% dependant upon both our final participation level in the Karakilise -1 well and License, the outcome of the farmout negotiations on the nine licenses and whether or not we elect to participate in these licenses in the event the farmout agreement with the third party is entered into.

On 11 August 2003, the Karakilise -1 well was drilling ahead at approximately 5930 feet. The Operator expects to reach the target zone at around 9,000 feet in early September 2003.

In connection with the Tosun-1 well, the operator has recently proposed and the joint venture parties are currently considering, the abandonment of the well, but not the License, as it seems likely that the well will produce too much water from this location to be commercial. The recovery of over 100 barrels of good quality oil confirms that oil exists in the Tosun License. The joint venture believes that the Tosun-1 well encountered an oil accumulation near the edge of a field of unknown extent. The joint venture is considering carrying out a seismic survey within the next few months to assist mapping of the oil structure. Without further seismic and additional drilling, no determination can be made whether the recovery of oil from the Tosun-1 well will ultimately lead to a commercial development elsewhere on the Tosun structure.

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our President, our Executive Vice President and Secretary and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our President and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective under Rule 13a-14.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II


Item 1. LEGAL PROCEEDINGS

             Not Applicable

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       In the three months ended June 30, 2003, the Company the Company finalized a private placement to accredited investors, resulting in the issuance of an additional 4,200,000 shares of its restricted common stock at $0.25 per share.

       In addition, the Company entered into a purchase agreement with an accredited investor, for the sale of a $1.3 million principal amount of one year convertible notes bearing interest at a rate of 3.5%, in a private placement. Pursuant to such agreement, the purchaser paid $300,000 on execution with the balance due 30 days thereafter. To date the Company has received a total of $800,000 and is in discussions with the investor to determine the timing and extent of the balance that will be forthcoming. In the event that we do not prepay the notes, the holder shall have the right to convert the principal and interest due thereunder into shares of the Company's restricted common stock at a price of $0.15 a share for a period of 210 days commencing 90 days from the payment of the remaining $500,000 balance due pursuant to the purchase agreement. If at maturity, the notes remain outstanding, the notes shall automatically be repaid through the issuance of shares of the Company's restricted common stock at a price of $0.25 a share.

Item 3. DEFAULTS UPON SENIOR SECURITIES

             Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Not Applicable

Item 5. OTHER INFORMATION

             Not Applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a) Reports

The Company filed the following Reports on Form 8-K:

         On April 30, 2003 with respect to (i) the Company's subsidiary Avenue Energy, Inc., exercising its option to acquire a 45% interest in the Karakilise well and license located in the Republic of Turkey, (ii) continued drilling at Tosun 1 well, and (iii) entering into an agreement for the purchase of convertible notes in the amount of $1.3 million to assist with further drilling operations in the Republic of Turkey.

         On June 12, 2003 with respect to the Company's completion of a private placement to accredited investors of 16,000,000 shares of its restricted common stock for $4 million.

      (b) Exhibits

                  Exhibit 10.1 - Subscription Agreement covering $1.3 million in convertible notes dated April 15, 2003.

                  Exhibit 10.1(a) - Convertible Note dated April 15, 2003.

                  Exhibit 10.2 - Memorandum of Understanding between Aladdin Middle East, Ltd. and Avenue Energy, Inc. dated May 22, 2003.

                  Exhibit 31.1 - Certification of President - Daniel Aharonoff.

                  Exhibit 31.2 - Certification of Chief Financial Officer - Yam-Hin Tan.

                  Exhibit 32.1 - Certification of Daniel Aharonoff Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.2 - Certification of Yam-Hin Tan Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                AVENUE GROUP, INC.

Dated: August 12, 2003
                                                By: /s/ Daniel Aharonoff
                                                    --------------------
                                                    Daniel Aharonoff
                                                    President
                                                   (Principal Executive Officer)



                                                By: /s/ Yam-Hin Tan
                                                    ---------------
                                                    Yam-Hin Tan
                                                    Chief Financial Officer
                                                   (Principal Financial Officer)