Form 10QSB
period 2003-09-30
AVENUE GROUP INC
filed 2003-11-14
CIK 1100006

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

For the quarterly period ended    September 30, 2003 or
                                  ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to ______________

                      Commission File Number 000-30-543

                               AVENUE GROUP, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                         90-0200077
   -------------------------------                        ------------------
   (State or other jurisdiction of                          (IRS Employer
    incorporation or organization)                        Identification No.)


       15303 Ventura Boulevard, Suite 900, Sherman Oaks, California 91403
       -------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 380-3020
                               ------------------
                         (Registrant's telephone number,
                              including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 194,062,836 shares of common stock outstanding as of November 3, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS


                               AVENUE GROUP, INC.
                        (FORMERLY I.T. TECHNOLOGY, INC.)
                                AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS

PAGE       1        CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30,
                    2003 (UNAUDITED) AND DECEMBER 31, 2002

PAGE       2        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                    (UNAUDITED)

PAGE       3        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                    NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

PAGES   4 - 16      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
                    SEPTEMBER 30, 2003 (UNAUDITED)

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------


                                     ASSETS
                                     ------
                                                                                    September 30, 2003  December 31, 2002
                                                                                       (Unaudited)
                                                                                    ------------------  -----------------
CURRENT ASSETS
 Cash                                                                                  $    903,270       $  2,147,775
 Accounts receivable, net                                                                    54,328             21,545
 Prepaid expenses                                                                            66,502              9,628
 Investment in Australian marketable securities                                             125,086             30,765
                                                                                       ------------       ------------
    Total Current Assets                                                                  1,149,186          2,209,713
                                                                                       ------------       ------------

PROPERTY AND EQUIPMENT, NET                                                                  63,730             61,046

INVESTMENT IN TURKISH OIL LEASES                                                          3,640,461          2,109,500

OTHER ASSETS
 Capitalized software costs                                                                   1,284              3,596
 Other                                                                                       16,211              8,530
                                                                                       ------------       ------------
    Total Other Assets                                                                       17,495             12,126
                                                                                       ------------       ------------

TOTAL ASSETS                                                                           $  4,870,872       $  4,392,385
                                                                                       ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                                     $      7,407       $      4,752
  Accrued expenses                                                                           79,160            235,563
  Notes payable, current portion                                                             91,338             84,816
  Due for Tosun-I Well interest acquisition                                                      --            500,000
  Due for Karakilise Well drilling costs                                                     53,388                 --
                                                                                       ------------       ------------
    Total Current Liabilities                                                               231,293            825,131
                                                                                       ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued and
   outstanding                                                                                   --                 --
  Common stock, $.0002 par value, 500,000,000 shares authorized, 190,379,170 and
   176,242,503 shares issued and outstanding, respectively                                   38,076             35,249
  Common stock to be issued, (7,783,666 and 650,000 shares, respectively)                 1,216,550            258,750
  Additional paid - in capital                                                           15,450,713         11,552,147
  Accumulated other comprehensive income (loss)                                              56,518            (49,384)
  Deferred compensation                                                                     (63,570)          (295,000)
  Deficit accumulated during development stage                                          (12,058,708)        (7,934,508)
                                                                                       ------------       ------------
    Total Stockholders' Equity                                                            4,639,579          3,567,254
                                                                                       ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $  4,870,872       $  4,392,385
                                                                                       ============       ============

     See accompanying notes to condensed consolidated financial statements.

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                                                                                  For the Period
                                                                                                                       From
                                                                                                                    February 2,
                                                                                                                       1999
                                                For the Three     For the Three    For the Nine     For the Nine    (Inception)
                                                 Months Ended      Months Ended    Months Ended     Months Ended      Through
                                                September 30,      September 30,   September 30,    September 30,    September
                                                     2003             2002             2003             2002         30, 2003
                                                -------------    --------------    ------------    -------------   --------------

REVENUES, NET                                   $     111,160    $      34,456          266,368           83,890          481,787

COST OF GOODS SOLD                                      2,514               --           17,862            6,009           82,747
                                                -------------    -------------    -------------    -------------    -------------

GROSS PROFIT                                          108,646           34,456          248,506           77,881          399,040
                                                -------------    -------------    -------------    -------------    -------------

OPERATING EXPENSES
 Development                                            7,425               --           26,400               --        1,100,613
 Sales & marketing                                      6,925               --           23,941               --          470,507
 General and administrative                           545,187          211,665        1,572,369        1,113,250        6,893,228
 Impairment loss on goodwill                               --               --               --               --        1,360,923
 Impairment loss on oil well                               --               --        1,453,297               --        1,453,297
                                                -------------    -------------    -------------    -------------    -------------
     Total Operating Expenses                         559,537          211,665        3,076,007        1,113,250       11,278,568
                                                -------------    -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                                 (450,891)        (177,209)      (2,827,501)      (1,035,369)     (10,879,528)
                                                -------------    -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE)
 Write-down of investment in VideoDome                     --               --               --               --         (250,000)
 Interest, net                                     (1,300,985)         (27,032)      (1,299,917)         (76,124)      (1,506,745)
 Equity in loss of Stampville.com, Inc.                    --               --               --               --         (185,955)
 Loss on sale of Australian marketable
  securities                                               --               --               --               --          (66,807)
 Impairment loss on Australian marketable
  securities                                               --         (355,869)              --         (355,869)        (355,869)
 Other                                                    998              288            3,218          (25,089)         (40,475)
                                                -------------    -------------    -------------    -------------    -------------
     Total Other Income (Expense)                  (1,299,987)        (382,613)      (1,296,699)        (457,082)      (2,405,851)
                                                -------------    -------------    -------------    -------------    -------------

LOSS BEFORE MINORITY INTEREST                      (1,750,878)        (559,822)      (4,124,200)      (1,492,451)     (13,285,379)

MINORITY INTEREST                                          --               --               --               --        1,226,671
                                                -------------    -------------    -------------    -------------    -------------

NET LOSS                                        $  (1,750,878)   $    (559,822)   $  (4,124,200)   $  (1,492,451)   $ (12,058,708)
                                                =============    =============    =============    =============    =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED   $       (0.01)   $       (0.00)   $       (0.02)   $       (0.01)
                                                =============    =============    =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING-
 BASIC AND DILUTED                                182,463,052      146,676,653      179,110,224      146,003,859
                                                =============    =============    =============    =============

     See accompanying notes to condensed consolidated financial statements.

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)


                                                                                            For the Nine    For the Period from
                                                                           For the Nine     Months Ended     February 2, 1999
                                                                           Months Ended     September 30,     (Inception) to
                                                                        September 30, 2003      2002         September 30, 2003
                                                                        ------------------  -------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                  $ (4,124,200)     $ (1,492,451)     $(12,058,708)
 Adjustments to reconcile net loss to
 net cash used in operating activities:

  Depreciation and Amortization                                                  14,889            90,986         1,321,910
  Stock issued for services                                                      76,600                --            76,600
  Write-down of inventory                                                            --                --            34,013
  Impairment loss on oil well                                                 1,453,297                --         1,453,297
  Impairment loss on goodwill                                                        --                --         1,360,923
  Impairment loss on Australian marketable securities                                --           355,868           355,868
  Write-down of investment in VideoDome                                              --                --           250,000
  Equity in losses of Stampville.Com, Inc.                                           --                --           185,955
  Minority interest in consolidated subsidiary                                       --                --        (1,226,671)
  Non-monetary compensation                                                     272,500           175,000           700,052
  Loss on disposal of fixed assets                                                   --            27,766            42,076
  Loss of sale of Australia marketable securities                                    --            50,790            66,807
  Amortization of debt discount                                                      --                --              (874)
  Interest expense for beneficial conversion feature                          1,300,000                --         1,300,000
 Changes in operating assets and liabilities:

  (Increase) in accounts receivable                                             (32,783)           (5,690)          (52,958)
  Decrease in inventory                                                              --                --           (15,554)
  (Increase) decrease in other assets                                           (64,552)           (8,959)         (223,440)
  (Decrease) in accounts payable                                                  2,656            (2,891)           (1,950)
  Increase (decrease) in accrued expenses                                       (96,494)            6,373           288,283
                                                                           ------------      ------------      ------------
        Net Cash Used In Operating Activities                                (1,198,087)         (803,208)       (6,144,371)
                                                                           ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Investment in VideoDome                                                             --                --          (722,993)
 Investment in Stampville.Com, Inc.                                                  --                --          (598,522)
 Investment in Turkish oil leases                                            (2,984,258)               --        (4,593,758)
 Purchases of property and equipment                                            (15,263)           (1,336)         (374,723)
 Proceeds from the sale of building                                                  --           521,187           521,187
 Proceeds from the sale of Australian marketable securities                          --           141,706           234,309
                                                                           ------------      ------------      ------------
        Net Cash (Used In) Provided By Investing Activities                  (2,999,521)          661,557        (5,534,500)
                                                                           ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Deferred offering costs                                                        (41,070)               --           (41,070)
 (Payments made) proceeds received from notes payable                          (500,000)         (249,351)          613,151
 Proceeds from issuance of convertible debt                                   1,300,000                --         1,300,000
 Proceeds received from issuance of common stock, net of legal costs            930,043                --         8,916,530
 Proceeds from stock to be issued                                             1,152,550                --         1,252,550
 Proceeds from issuance of options                                              100,000           500,052           600,000
                                                                           ------------      ------------      ------------
        Net Cash Provided By Financing Activities                             2,941,523            70,033        12,641,161
                                                                           ------------      ------------      ------------

Effect of foreign currency translation on cash                                   11,580           (39,017)          (59,020)
                                                                           ------------      ------------      ------------
Net (Decrease) Increase In Cash                                              (1,244,505)           70,033           903,270

CASH AT BEGINNING OF PERIOD                                                   2,147,775           127,584                --
                                                                           ------------      ------------      ------------

CASH AT END OF PERIOD                                                      $    903,270      $    197,617      $    903,270
                                                                           ============      ============      ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued to purchase Australian marketable securities           $         --      $         --      $    701,900
                                                                           ============      ============      ============
Issuance of 10,000,000 shares of common stock for asset acquisition        $         --      $     47,185      $     47,185
                                                                           ============      ============      ============
Issuance of  6,515,850 shares of common stock for cancellation of debt     $         --      $         --      $    648,219
                                                                           ============      ============      ============
Issuance of 250,000 shares of common stock for placement fees              $    158,750      $         --      $    158,750

     See accompanying notes to condensed consolidated financial statements.

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)

NOTE 1 COMPANY BACKGROUND AND BUSINESS PLAN
------ ------------------------------------

       Avenue Group, Inc. ("Avenue Group"), formally I.T. Technology, Inc., was incorporated in Delaware on February 2, 1999. Avenue Group is engaged in oil and gas exploration and development, e-commerce and digital media. Avenue Group has three wholly-owned subsidiaries, I.T. Technology Pty. Ltd., which furthers its operations in Australia; Avenue Energy, Inc., ("Avenue Energy"), which was formed to broaden the Company's strategic focus and pursue potential growth and investment strategies in the oil and gas sector; and Bickhams Media, Inc, which also owns 50% of VideoDome.com Networks, Inc. ("VideoDome"). Avenue Group, Inc. currently owns 50.1 % of Stampville.com, Inc. ("Stampville") and 25% of ROO Media Corporation ("ROO"), (collectively referred to as the "Company").

       The Company is a development stage enterprise, with limited sales, its activities through September 30, 2003 have been principally devoted to raising capital, establishing and advancing operations at Avenue Energy, which recently commenced commercial oil production and acquiring equity interests in its operating subsidiaries Stampville and VideoDome and a 25% interest in ROO. In July 2002, the Company relocated its principal offices to California, though it still maintains an office in Melbourne Australia.

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

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)

       As part of this shift to a broader strategic focus, in November 2002, the Company formed Avenue Energy to pursue acquisitions of and investments in oil and gas exploration and production entities.

       On November 11, 2002, Avenue Energy entered into a Stock Purchase Agreement to acquire 36% of the outstanding capital stock of Anzoil (Thailand) Pty Ltd (AT). AT's assets include a contract to acquire: (i) 100% of the offshore petroleum concession of Block B7/38 located in the Gulf of Thailand and (ii) approximately $1.8 million in cash. The closing of this Stock Purchase Agreement is dependant on the approval of the transaction by AT's other shareholders, the ratification of certain aspects of the proposed transactions by the government of Thailand and the completion by AT of contracts with the existing holder of the petroleum concession. Although, in September 2003 Avenue Energy was advised that the necessary approvals and ratifications had been obtained; Avenue Energy still needs to enter into certain modifications to its purchase agreement necessitated by changes in the nature of the closing consideration received by AT in order to consummate this acquisition. Avenue Energy believes that it will be in a position to enter into these amendments and consummate the transaction during the fourth quarter. (See
       Note 4).

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

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)

       (C) FAIR VALUE OF FINANCIAL INSTRUMENTS
       ---------------------------------------

       The carrying value of financial instruments including receivables, accounts payable, accrued expenses and debt, approximates their fair values at September 30, 2003 and December 31, 2002 due to the relatively short term nature of these instruments.

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

       Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expenses as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property-by-property basis, are not considered to be realizable. Depletion, depreciation and amortization ("DD&A") of capitalized costs of proved oil and gas properties is provided on a property-by-property basis using the units of production method. The computation of DD&A takes into consideration dismantlement, restoration and abandonment costs and the anticipated proceeds from equipment salvage. The estimated dismantlement, restoration and abandonment costs are expected to be substantially offset by the estimated residual value of the lease and well equipment. An impairment loss is recorded if the net capitalized costs of proved oil and gas properties exceed the aggregate undiscounted future net revenues determined on a property-by-property basis. The impairment loss recognized equals the excess of net capitalized costs over the related fair value determined on a property-by-property basis. An impairment loss of $1,453,297 was recorded for the nine months ended September 30, 2003 (Also see notes 4 and 6).

       (E) LOSS PER COMMON SHARE
       -------------------------

       Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each year. Common stock equivalents are not included in the computation of diluted net loss per common share because the effect would be anti dilutive.

       (F) INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       -------------------------------------------------------

       The condensed consolidated financials statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)

       recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and results of operations. The consolidated results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2002 was derived from the audited consolidated financial statements included in the Company's Annual Report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

       (G) GOING CONCERN
       -----------------

       The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $4,124,200 and a negative cash flow from operations of $1,198,087 for the nine months ended September 30, 2003, and has an accumulated deficit of $12,058,708 as of September 30, 2003.

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

       (H) NEW ACCOUNTING PRONOUNCEMENTS
       ---------------------------------

       In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

       Interpretation No. 46 also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 applies immediately to

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)

       variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

      In June 2003, the FASB issued an Exposure Draft for proposed Statement of Financial Accounting Standards ("SFAS") entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

       In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

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

       SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)

       Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

       The Company does not believe the adoption of the above pronouncements will have a material impact on the consolidated financial statements.

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

       (B) COMMON STOCK
       ----------------

       During the six months ended June 30, 2003 the Company finalized a private placement to accredited investors, resulting in the issuance of 4,200,000 shares of its restricted common stock at $0.25 per share for a total of $1,050,000. In addition the Company issued 250,000 shares of restricted common stock to the placement agent for fees of $158,750 related to this private placement.

       During the three months ended September 30, 2003 the Company issued 1,000,000 shares of common stock to Robert Petty and ROO Media Corporation in connection with the exercise of 1,000,000 stock options previously issued for $100,000. These options had an exercise price of $0.10 per share.

       During the three months ended September 30, 2003, the Company entered into agreements with accredited investors in private placements pursuant to which it will be issuing 7,683,666 shares of its restricted common stock at $0.15 per share for a total of $1,152,550.

       Pursuant to the terms of a consulting agreement entered into as of September 24, 2003 the Company issued 20,000 shares of its restricted common stock in a private placement to the consultant for its services. The Company recorded compensation expenses in connection with this agreement of $12,600 based on the closing market price of the Company's common stock on the date of the agreement. Pursuant to the terms of a consulting agreement entered into as of September 25, 2003 the Company agreed to issue 100,000 shares of its restricted common stock in a private placement to the consultants for their services. The Company recorded compensation expenses in connection with this agreement of $64,000 based on the closing market price of the Company's common stock on the date of the agreement.

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)

       (C) CONVERTIBLE NOTES
       ---------------------

       On April 15, 2003, the Company entered into a purchase agreement with an accredited investor, for the sale of a $1.3 million principal amount of one year convertible notes bearing interest at a rate of 3.5%, in a private placement, to assist with the financing of drilling operations in Turkey. The purchase agreement was amended on September 15, 2003; pursuant to which the purchaser funded the balance due under the agreement and cancelled the original $300,000 issued to him in return for a new $1.3 million convertible note which was immediately convertible into the Company's restricted common stock at a price of $0.15 a share. Shortly after receipt of the new convertible note the purchaser converted the entire principal amount thereof at $0.15 per share into 8,666,667 shares of the Company's restricted common stock.

      The convertible note contains a beneficial conversion feature computed at its intrinsic value that is the difference between the conversion price and the fair market value of the Company's common stock as determined by the closing market price on the note issuance date, multiplied by the number of shares into which the debt is convertible. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, which is limited to the face amount of the note of $1,300,000, was recorded in the September 30, 2003 condensed consolidated financial statements as interest expense and additional paid-in capital on the issuance date.

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

       This agreement was amended on December 20, 2002 to extend the due dates with respect to the payment of the option price for the initial well. On December 20, 2002 Avenue Energy notified the Sayer Group of its intention to exercise the initial option to purchase a 35% interest in the Tosun-1 well, located in the Gaziantep petroleum district in Southeast Turkey, for $2 million under the agreement, as amended. This amount included the initial $250,000 deposit, a further amount of $1.25 million paid on December 20, 2002 and $500,000 paid on February 10, 2003. In connection

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)

NOTE 4 AVENUE ENERGY - CONTINUED
------ -------------------------

       with the Company's investment, for the nine months ended September 30, 2003, $47,219 of registration expenses were capitalized since such costs were directly related to the interest acquisition. Also on February 10, 2003, pursuant to the Farmin and Participation Agreement as amended, Avenue Energy exercised its option to increase its participation in the Tosun-1 well from 35% to 45%; thereby requiring a further additional $500,000 payment, which was subsequently paid on April 21, 2003. Pursuant to a Memorandum of Understanding, reached with the Sayer Group in May 2003, Avenue Energy also contributed an additional payment of $250,000 on May 30, 2003 towards completion of the target horizons in the Tosun-1 well beyond the designated turnkey depth of around 9335 feet, in full satisfaction of any and all costs incurred at Tosun-1 that could have been attributable to Avenue Energy, thereby bringing its aggregate and final payments in connection with the Tosun-1 well and License to $2.75 million.

       Drilling of this well commenced in the fourth quarter of 2002 and continued through May 2003. A total depth of 10,758 feet was reached and testing at Tosun-1 continued to determine if initial oil recoveries would become commercially viable. At total depth, the operator continued to swab the well and recovered a mixture of formation water and oil. In order to stem the influx of formation water into the wellbore, the operator placed a cement plug in the bottom of the well from 10,726.5 feet to the total depth. The recoveries at this well were a mixture of mostly formation water and some oil, which indicates that the potential oil and water producing zone(s) have not effectively been isolated from each other by the bottom hole cement plug. In August 2003, the operator proposed and the joint venture parties agreed to the abandonment of the well, but not the License, as it was likely that the well would produce too much water from this location to be commercial. However, the recovery of over 100 barrels of good quality oil confirms that oil exists in the Tosun License. The joint venture believes that the Tosun-1 well encountered an oil accumulation near the edge of a field of unknown extent. The joint venture is considering carrying out a seismic survey to assist mapping of the oil structure. Without further seismic and additional drilling, no determination can be made whether the recovery of oil from the Tosun-1 well will ultimately lead to a commercial development elsewhere on the Tosun structure.

       In addition, under the Farmin and Participation Agreement, as amended, as a result of Avenue Energy's exercise of the option with respect to the Tosun-1 well, it had an option to acquire up to a 45% participating interest in the Karakilise-1 well and License located in the Diyarbakir petroleum district in Southeast Turkey. On April 17, 2003, we exercised the Karakilise option. Spudding of the Karakilise 1 well occurred in late June 2003. The total exercise price of the Karakilise-1 well and License option was $2,000,000 due in installments based upon the progress of the drilling of this well. Pursuant to the Farmin Agreement as amended again in July 2003, we completed payments on the full exercise of this option in September 2003. This well went into commercial production in September 2003. As a result, we were also required to fund an additional $187,164 towards electric logging, running a production string, testing and completion costs. In September 2003, we paid $100,000 of this amount and pursuant to arrangements reached with the Sayer

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)

NOTE 4 AVENUE ENERGY - CONTINUED
------ -------------------------

       Group, the remaining balance of $87,164 will be funded from the Company's share of the proceeds of crude oil sales from Karakilise-1. For the nine months ended September 30, 2003, the Company received $33,776 for its distributed share of crude oil sales that were remitted to the Sayer Group. The amount is also included in net revenues in the accompanying condensed consolidated statements of operations. The remaining amount owed to the Sayer Group for drilling costs is $53,388 and is accrued at September 30, 2003 in the condensed consolidated balance sheet.

       The well is producing good quality light crude (32.5 API). As at September 30th, approximately 6016 barrels of oil had been produced. The Sayer Group sells the Karakilise crude on behalf of the Joint Venture to the refinery at a price which reflects world parity in the month preceding the sale, plus transportation costs to the refinery gate, adjusted for crude quality. The Operator is currently keeping the production rate at around 200 - 300 barrels per day, while experimenting with pump settings and observing reservoir behavior including watercut, to determine an optimal sustainable production rate. (See Note 6).

       Pursuant to the Farmin Agreement, Avenue Energy has the option to participate in the further development of one of the Sayer Group's currently producing oilfields, the Kahta Field. Under this arrangement, Avenue Energy has the option to recover its investment in Tosun-1 as that well was abandoned as a dry hole. This option, exercisable until 60 days after the completion or abandonment of the Tosun-1 well, would require that the Sayer Group workover (refurbish) up to five existing development wells in the Kahta Field and drill up to three additional wells in the Kahta License at fixed costs to us of $150,000 per well for workovers and $400,000 per well for new wells. Avenue Energy will receive 95% of net revenues until it recovers 100% of our entire investment of $2.75 million in Tosun-1 and up to $1.95 million in the Kahta Field and thereafter will receive 45% of ongoing net revenues from these Kahta wells (See Note 6).

       In addition, pursuant to the Farmin Agreement, upon the occurrence of either Avenue Energy's exercise of the Karakilise option up until 60 days after the completion or abandonment of the Karakilise-1 well, Avenue Energy will acquire an additional option to participate in up to a 45% interest in the remaining leases and licenses outlined in the Farmin and Participation Agreement held by the Sayer Group in Turkey. At the closing of this option, Avenue Energy will be required to pay the Sayer Group a one-time contribution towards past costs of up to $450,000 and a monthly administration fee covering ongoing exploration, license and production lease rentals and filings. The parties will jointly decide on all future exploration programs, including the prioritizing of prospects and well site selections, subject to the requirements of Turkish law (See Note 6).

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)

NOTE 4 AVENUE ENERGY - CONTINUED
------ -------------------------

       Under the Farmin Agreement we also have the option to participate with a 45% working interest in oil and gas License applications which may be acquired by the Sayer Group, provided that we are an active right holder in at least one exploration or production lease with the Sayer Group.

       On November 11, 2002, Avenue Energy also entered into a Stock Purchase Agreement with a company controlled by Dr Jaap Poll to acquire 36% of the outstanding capital stock of Anzoil (Thailand) Pty Ltd (AT). AT's assets include a contract to acquire: (i) 100% of the offshore petroleum concession of Block B7/38 located in the Gulf of Thailand and (ii) approximately $1.8 million in cash. The closing of this Stock Purchase Agreement is dependant on the approval of the transaction by AT's other shareholders, the ratification of certain aspects of the proposed transactions by the government of Thailand and the completion by AT of contracts with the existing holder of the petroleum concession. Although, in September 2003 Avenue Energy was advised that the necessary approvals and ratifications had been obtained; Avenue Energy still needs to enter into certain modifications to its purchase agreement necessitated by changes in the nature of the closing consideration received by AT in order to consummate this acquisition. Avenue Energy believes that it will be in a position to enter into these amendments and consummate the transaction during the fourth quarter. Under the amended purchase agreement as currently contemplated, the Company will receive 36% of AT's outstanding shares at the closing and will issue to Dr. Poll's company 5,000,000 shares of its restricted Common Stock at the closing plus up to an additional 15,000,000 shares of its restricted Common Stock, subject to the disbursement of funds under a letter of credit delivered to AT at the closing. In addition, the shareholders of AT will be required to contribute their proportional share of the costs of the expenditure obligations of approximately US $4.3 million (less the balance of the funds allocated to AT specifically for this program - estimated to be US $1.8 million) for the development of the petroleum concession.

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)

NOTE 5 SEGMENTS
------ --------

The Company operates in 3 segments, including investments in oil and gas, digital media and e-commerce. See Note 1 for further description.

                                                                      Digital
SEPTEMBER 30, 2003         Oil & Gas     E-Commerce       Media       Corporate    Consolidated
                          -----------    ----------    -----------   -----------   ------------

Revenues, net             $    33,776    $    24,616   $   207,976   $        --    $   266,368

Operating (loss) income   $(1,856,935)   $     3,184   $    29,358   $(1,003,108)   $(2,827,501)

Depreciation and
 amortization             $       177    $        --   $     6,862   $     7,850    $    14,889

Interest expense, net     $        --    $    20,410   $    13,644   $ 1,265,863    $ 1,299,917

Capital expenditures      $ 2,984,258    $        --   $    10,240   $     5,024    $ 2,999,522

Total assets              $ 3,554,266    $       181   $    96,248   $ 1,220,177    $ 4,870,872



SEPTEMBER 30, 2002

Revenues, net             $        --    $    25,039   $    58,851   $        --    $    83,890

Operating loss            $        --    $   104,069   $   136,082   $   795,218    $ 1,035,369

Depreciation and
 amortization             $        --    $    76,302   $     6,427   $     8,257    $    90,986

Interest expense, net     $        --    $    23,725   $    13,644   $    38,755    $    76,124

Capital expenditures      $ 1,501,179    $        --   $        --   $     3,678    $ 1,504,857


DECEMBER 31, 2002

Total assets              $ 2,110,646    $     3,284   $    56,976   $ 2,221,479    $ 4,392,385

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)

NOTE 6 SUBSEQUENT EVENTS
------ -----------------

         A. KARAKILISE

         After the end of the third quarter the Sayer Group advised the Company that it believes that additional production, storage facilities and infrastructure improvements will be required at the Karakilise license to support the Karakilise-1 well and additional development wells which may in the future be drilled. The Company is reviewing the Sayer Group's suggestions and are in discussions with them regarding the necessity for, timing and nature and costs of these capital expenditures. In addition, the Company has been advised by the Sayer Group that under Turkish law the commencement of commercial production at the Karakilise -1 well may require commencement of the drilling of a second well, Karakilise-2 on the Karakilise structure by March, 2004, subject to a possible extension. At this time the Company has not determined the extent of its participation in the potential Karakilise-2 well. The cost of the Company's participation in all of these projects at the Karakilise license has not yet been determined, but could exceed approximately $3.5 million during 2004. The Company may elect not to participate in its share of the costs of the capital improvements suggested by the Sayer Group and/or the second well at Karakilise for a variety of reasons, including but not limited to other uses of its available capital. In such an event, the Sayer Group may elect to undertake these projects on a "sole risk" basis in which case the Company would not share in any profits derived therefrom and may lose certain rights to participate in the subsequent development of this license.

         B. EXERCISE OF KAHTA OPTION

         Pursuant to the Farmin Agreement, the Company had the option to participate in the further development of one of the Sayer Group's currently producing oilfields, the Kahta Field. Under this arrangement, the Company has the option to recover our investment in Tosun-1. This option, exercisable until 60 days after the completion or abandonment of the Tosun-1 well, would require that the Sayer Group workover (refurbish) up to five existing wells in the Kahta Field and drill up to three additional wells in the Kahta License at fixed costs to us of $150,000 per well for workovers and $400,000 per well for new wells. The Company is entitled to receive 95% of net revenues until it recovers 100% of its entire investment in Tosun-1and in the Kahta Field and thereafter will receive 45% of ongoing net revenues from these Kahta wells. On October 15th, 2003 the Company exercised this option. The turnkey well costs are due 30 days prior to the commencement of the work requested by the Company. However, at this time we cannot state to what extent or when we will request the Sayer Group to carry out any work in the Kahta Field or the extent of revenues, if any, that will be generated by such activities.

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)

NOTE 6 SUBSEQUENT EVENTS - CONTINUED
------ -----------------------------

         C. EXERCISE OF THE ALL OTHER LICENSES AND LEASES OPTION IN TURKEY

         The Company's participation in the Tosun License and its exercise of the Karakilise option also entitled it to an option to participate and acquire up to a 45% interest in up to 21 leases and licenses subject to the Agreement. At the closing of this option, the Company is required to pay Aladdin Middle East Ltd. a one-time contribution towards past costs of up to $315,000 and a monthly administration fee covering ongoing exploration license and production lease rentals and filings. The parties will jointly decide on all future exploration programs, including the prioritizing of prospects and well site selections, subject to the requirements of Turkish law. The Company exercised this option in November 2003.

         The amended Farmin Agreement further provides that the operator, upon certain conditions being met, may proceed to negotiate and finalize the terms of a potential farmout agreement with a third party for up to 9 other exploration licenses. In the event an agreement with such third party is reached, the Company has the option to acquire up to a 45% interest in the operator's remaining interest in these 9 leases for $135,000. We have been advised that the operator entered into a farmout agreement with this third party. We are currently reviewing this agreement. Whilst undertaking this review, in order to preserve our rights, on November 10, 2003 we exercised our option with respect to these 9 licenses.

            CAUTIONARY SAFE HARBOR STATEMENT UNDER THE UNITED STATES
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain information contained in this Form 10-QSB are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 ("the Act"), which became law in December, 1995. In order to obtain the benefits of the "safe harbor" provisions of the Act for any such forward-looking statements, the Company wishes to caution investors and prospective investors about significant factors which, among others, have in some cases affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10-QSB contains forward-looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control, including general economic and business conditions; effects of war or terrorists acts on the capital markets or the Company's activities, including oil and gas exploration and production, competition and ability to gain market acceptance of products; success of its operating and investment initiatives; including its oil and gas exploration and drilling initiatives, operating costs; fluctuation in oil and gas prices, advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans and the Company's ability to successfully implement such strategies and business plans; the ability to retain management; its ability to obtain financing for its ongoing operations or proposed initiatives; availability, terms and deployment of capital; particularly insofar as it relates to our ability to fully and timely fund our share of the costs of the exploration and development work at the Karakilise and other licenses and the workovers at the Kahta license, any additional activities at these licenses suggested by the operator, and the costs of the exercise of additional rights we have in Turkey, and the availability of qualified personnel; labor and employment benefit costs; changes in, or failure to comply with various government regulations; slower than anticipated completion of research and development projects and movements in the foreign exchange rate; illiquidity of its securities and volatility in the trading price of its securities, and other risks listed from time to time in reports filed with the Securities and Exchange Commission, which factors are incorporated herein by reference. This Form 10-QSB is not an offer to sell or a solicitation of an offer to buy any securities of the Company. Any such solicitation or offer may only be made through a prospectus which has been approved by the Securities and Exchange Commission in the states in which such solicitation or offer has been approved.

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

During the first nine months of 2003 our activities were principally devoted, through our wholly-owned subsidiary Avenue Energy, to oil and gas exploration, drilling and production activities in the Republic of Turkey arising out of the Farmin and Participation Agreement between Avenue Energy, the Sayer Group Consortium and Middle East Petroleum Services Limited, as amended.

We exercised our option under the Farmin Agreement and purchased a 45% interest in the Tosun-1 well and License which is located in the Gaziantep petroleum district in Southeast Turkey for aggregate payments totaling $2.75 million. Drilling of this well commenced in the fourth quarter of 2002 and continued through May 2003. A total depth of 10,758 feet was reached and testing at Tosun-1 continued to determine if initial oil recoveries would become commercially viable. At total depth, the operator continued to swab the well and recovered a mixture of formation water and oil. In order to stem the influx of formation water into the wellbore, the operator placed a cement plug in the bottom of the well from 10,726.5 feet to the total depth. The recoveries at this well were a mixture of mostly formation water and some oil, which indicates that the potential oil and water producing zone(s) have not effectively been isolated from each other by the bottom hole cement plug. In August 2003, the operator proposed and the joint venture parties agreed to the abandonment of the well, but not the License, as it was likely that the well would produce too much water from this location to be commercial. However, the recovery of over 100 barrels of good quality oil confirms that oil exists in the Tosun License. The joint venture believes that the Tosun-1 well encountered an oil accumulation near the edge of a field of unknown extent. The joint venture is considering carrying out a seismic survey to assist mapping of the oil structure. Without further seismic and additional drilling, no determination can be made whether the recovery of oil from the Tosun-1 well will ultimately lead to a commercial development elsewhere on the Tosun structure.

As a result of our exercise of the option with respect to the Tosun-1 well, we maintained an option to acquire up to a 45% participating interest in the Karakilise-1 well and License located in the Diyarbakir petroleum district in Southeast Turkey. Our participation in the Tosun License and its exercise of the Karakilise option also entitled us to an option to participate and acquire up to a 45% interest in up to 30 remaining licenses and leases held by members of the Sayer Group in Turkey.

At the closing of this option, we are required to pay Aladdin Middle East Ltd. a one-time contribution towards past costs of up to $450,000 and a monthly administration fee covering ongoing exploration license and production lease rentals and filings. The parties will jointly decide on all future exploration programs, including the prioritizing of prospects and well site selections, subject to the requirements of Turkish law. In November 2003, we exercised this option (see Recent Developments).

Pursuant to the Farmin Agreement, we have the option to participate in the further development of one of the Sayer Group's currently producing oilfields, the Kahta Field. Under this arrangement, we have the option to recover our investment in Tosun-1 as that well was abandoned as a dry hole. This option, exercisable until 60 days after the completion or abandonment of the Tosun-1 well, requires that the Sayer Group workover (refurbish) up to five existing development wells in the Kahta Field and drill up to three additional wells in the Kahta License at fixed costs to us of $150,000 per well for workovers and $400,000 per well for new wells. We will receive 95% of net revenues until we recover 100% of our entire investment in Tosun-1 and up to $1.95 million in the Kahta Field and thereafter will receive 45% of ongoing net revenues from these Kahta wells. Subsequent to the end of the third quarter, on October 15th, 2003 we exercised this option. (See "Recent Developments"). We cannot state to what extent or when we will carry out any work in the Kahta Field.

Under the Farmin Agreement we also have the option to participate with a 45% working interest in oil and gas License applications which may be acquired by the Sayer Group, provided that we are an active right holder in at least one exploration or production lease with the Sayer Group.

On April 17, 2003, we exercised the Karakilise option. The total exercise price of the Karakilise-1 well and License option was $2,000,000 due in installments based upon the progress of the drilling of this well. Pursuant to the Farmin Agreement as amended we completed payments on the full exercise of this option in September 2003. In the event of a discovery, our contribution towards electric logging, running a production string, testing and completion costs is capped at $250,000. Spudding of the Karakilise 1 well occurred in late June 2003. The Karakilise-1 oil discovery well was put on commercial production in September, 2003 and is producing good quality light crude (32.5 API). As at September 30th, approximately 6016 barrels of oil had been produced. The Sayer Group sells the Karakilise crude on behalf of the Joint Venture to the refinery at a price which reflects world parity in the month preceding the sale, plus transportation costs to the refinery gate, adjusted for crude quality.

The Operator is currently keeping the production rate at around 200 - 300 barrels per day, while experimenting with pump settings and observing reservoir behavior including watercut, to determine an optimal sustainable production rate. (See "Recent Developments").

On November 11, 2002, Avenue Energy also entered into a Stock Purchase Agreement with a company controlled by Dr Jaap Poll to acquire 36% of the outstanding capital stock of Anzoil (Thailand) Pty Ltd (AT). AT's assets include a contract to acquire: (i) 100% of the offshore petroleum concession of Block B7/38 located in the Gulf of Thailand and (ii) approximately $1.8 million in cash. The closing of this Stock Purchase Agreement is dependant on the approval of the transaction by AT's other shareholders, the ratification of certain aspects of the proposed transactions by the government of Thailand and the completion by AT of contracts with the existing holder of the petroleum concession. Although, in September 2003 Avenue Energy was advised that the necessary approvals and ratifications had been obtained; Avenue Energy still needs to enter into certain modifications to its purchase agreement necessitated by changes in the nature of the closing consideration received by AT in order to consummate this acquisition. Avenue Energy believes that it will be in a position to enter into these amendments and consummate the transaction during the fourth quarter. Under the amended purchase agreement as currently contemplated, the Company will receive 36% of AT's outstanding shares at the closing and will issue to Dr. Poll's company 5,000,000 shares of its restricted Common Stock at the closing plus up to an additional 15,000,000 shares of its restricted Common Stock, subject to the disbursement of funds under a letter of credit delivered to AT at the closing. In addition, the shareholders of AT will be required to contribute their proportional share of the costs of the expenditure obligations of approximately US $4.3 million (less the balance of the funds allocated to AT specifically for this program - estimated to be US $1.8 million) for the development of the petroleum concession.

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

RESULTS OF OPERATIONS

Three Months and Nine Months ended September 30, 2003 versus Three and Nine Months ended September 30, 2002

During the three months ended September 30, 2003, the Company generated net revenues of $111,160 versus $34,456 for the corresponding period in 2002. During the nine months ended September 30, 2003, the Company generated net revenues of $266,368 versus $83,890 for the corresponding period in 2002. For the nine months ending September 30, 2003, VideoDome accounted for $207,976 of this amount, $24,616 was contributed by Stampville and the remaining revenue of $33,776 was attributable to revenues which started being generated by Avenue Energy, as of September 2003. The general increase in revenues is primarily the result of a wider market adoption of VideoDome's products and services and its ability to enter into new market segments as a result of improved product offerings and also a result of existing customer contract renewals and new sales efforts. In addition, in September 2003, Avenue Energy generated revenues from its interest in the Karakilise-1 well for the first time.

The net loss for the three months ended September 30, 2003 was $1,750,878 versus $559,822 for the corresponding period in 2002. This increase is predominantly the result of a one-off $1.3 million expense recorded in connection with the conversion of a convertible promissory note during the quarter at a discount to market price. Excluding the conversion loss, the net loss for the current quarter decreased by $108,994; and this is largely attributable to a combination of improved revenues of $76,704 as previously discussed and the fact that there was a $355,869 impairment loss for marketable securities recorded during the same period in 2002. Actual operating costs increased on a comparative basis, as a result of a significant increase in corporate activities and expenses associated with Avenue Energy, which did not exist in the corresponding period in 2002.

The net loss for the nine months ended September 30, 2003 was $4,124,200 versus $1,492,451 for the corresponding period in 2002. This increase is predominantly the result of the previously mentioned one-off $1.3 million expense recorded in connection with the conversion of a convertible promissory note during the quarter at a discount to market price and also the result of an impairment loss of $1,453,297 recorded in the second quarter in connection with Avenue Energy's Tosun-1 exploration well in Turkey.

Apart from the above, for the nine months ended September 30, 2003, actual operating expenses increased on a comparative basis, as a result of a significant increase in corporate activities and expenses associated with Avenue Energy, which did not exist in the corresponding period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

We have generated losses from inception and continue to incur losses. The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $4,124,200 and a negative cash flow from operations of $1,198,087 for the nine months ended September 30, 2003, and has an accumulated deficit of $12,058,708 as of September 30, 2003.

The Company is dependent on the proceeds of recent private placements and/or debt or equity financing or alternative means of financing to finance its operations. However, there is no assurance that the Company will be successful in achieving any such financing or raising sufficient capital to fund its operations and the further development of the Company.

During the first nine months of 2003 and currently, our primary capital requirements have been to fund Avenue Energy's exploration in the Republic of Turkey and to a lesser degree corporate activities, including legal and professional expenses. We will require significant additional capital to continue these activities. We will also require significant additional capital to pursue other opportunities, to further develop our other operations, as well as to fund working capital requirements.

As of September 30, 2003, the Company had cash of $903,270 and working capital of $917,893.

During the next twelve months, we intend to further pursue Avenue Energy's oil and gas activities in the Republic of Turkey and in the Gulf of Thailand. We currently have a 45% participation in the Tosun-1 and Karakilise-1 wells and licenses. Drilling of the Tosun-1 well was completed during the second quarter and the well was abandoned during the third quarter. However, the recovery of over 100 barrels of good quality oil confirms that oil exists in the Tosun License. The joint venture believes that the Tosun-1 well encountered an oil accumulation near the edge of a field of unknown extent. The joint venture may consider carrying out a seismic survey to assist mapping of the oil structure. Without further seismic and additional drilling, no determination can be made whether the recovery of oil from the Tosun-1 well will ultimately lead to a commercial development elsewhere on the Tosun structure. At this time, the joint venture has not made any determination as to nature or extent when, if ever, to undertake such seismic study.

We have also exercised our option to acquire up to a 45% interest in the Karikalise-1 well and license at a cost of up to $2 million pursuant to the Farmin Agreement, as amended. The initial payment of $500,000 was paid in May, 2003 and a subsequent payments aggregating to $1,500,000 were made in August and September 2003. This well went into commercial production on September 13, 2003. As a result thereof we were also required to fund an additional $187,164 towards electric logging, running a production string, testing and completion costs. In September 2003, we paid $100,000 of this amount and pursuant to arrangements reached with the Sayer Group, the remaining balance of $87,164 will be deducted from our share of the proceeds of crude oil sales from Karakilise-1. In addition, the Sayer Group has advised us that it believes additional production, storage facilities and infrastructure improvements will be required at Karakilise. We are reviewing the Sayer Group's suggestions and are in discussions with them regarding the necessity for, timing and nature of these capital expenditures. In addition, we have been advised by the Sayer Group that under Turkish law the commencement of commercial production at the Karakilise -1 well may require commencement of the drilling of a second well at Karakilise -1 by March, 2004, subject to an extension. At this time we have not determined if a second well will be required or if it is required, the extent, if any of our participation in such well. The cost of our participating in all of these projects at the Karakilise license has not yet been determined, but could exceed approximately $3.5 million during 2004. In the event we elect to proceed and participate. In the event we do not elect to participate in our share of the costs of the capital improvements suggested by the Sayer Group and/or the second well at Karakilise, the Sayer Group may elect to undertake these projects on a "sole risk" basis in which case we would not share in any profits derived there from. In addition, if we elect not to participate in the second well at Karakilise we may lose certain of our rights to participation in subsequent development at this license. For further information on the current status of operations at the Karakilise -1 well see "Recent Developments" below.

On July 31, we entered into a Second Amendment to the Agreements with Aladdin and certain related entities, collectively referred to as the Sayer Group and Middle East Petroleum Services Limited ("MEPS") with respect to their Joint Venture for oil and gas exploration and drilling in Turkey (the "Amendment"), giving us greater financial flexibility and various alternative options to pursue our strategic goals and exploration plans.

The Amendment also provides, that the Sayer Group and MEPS may proceed to negotiate and finalize the terms of a potential farmout agreement with a third party for up to 9 exploration licenses which form part of our existing options to acquire interests in up to 30 additional licenses or leases held by the Sayer Group. In the event an agreement with such third party is reached, we will potentially be able to acquire up to a 45% interest in the Sayer Group's remaining interest in these 9 leases. In addition, we will have the option to participate in the remaining 21 leases and licenses subject to the Agreement at a rate of between 22.5% to 45% dependant upon both our final participation level in the Karakilise -1 well and License, the outcome of the farmout negotiations on the nine licenses and whether or not we elect to participate in these licenses in the event the farmout agreement with the third party is entered into. On November 10, 2003, subsequent to the end of the third quarter we exercised our options for the 45% interest in the 21 licenses and leases and the 45% interest in the Sayer Group's interest in the 9 leases which are the subject of a farmout agreement with a third party who has acquired an interest in these leases (See "Recent Developments").

Pursuant to the Farmin Agreement, we have the option to participate in the further development of one of the Sayer Group's currently producing oilfields, the Kahta Field. Under this arrangement, we have the option to recover our investment in Tosun-1 and Karakilise-1. This option, exercisable until 60 days after the completion or abandonment of the Tosun-1 well, requires that the Sayer Group workover (reopen) up to five existing wells in the Kahta Field and drill up to three additional wells in the Kahta License at fixed costs to us of $150,000 per well for workovers and $400,000 per well for new wells. We will receive 95% of net revenues until we recover 100% of our entire investment in Tosun-1 and the Khata Field and thereafter will receive 45% of net revenues from these Kahta wells. Subsequent to the end of the third quarter, on October 15th, 2003 we exercised this option. (See "Recent Developments"). We cannot state to what extent or when we will carry out any work in the Khata Field.

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

During the three months ended September 30, 2003, the Company financed its oil and gas activities and its corporate overhead expenses through cash on hand and additional cash raised through private placements with accredited investors. During the third quarter it entered into agreements with accredited investors for $1,152,550 of equity financing in private placements pursuant to which it has issued or will be issuing 7,683,666 shares of its restricted common stock at $.15 per share.

On April 15, 2003, the Company entered into a purchase agreement with an accredited investor, for the sale of a $1.3 million principal amount of one year convertible notes bearing interest at a rate of 3.5%, in a private placement, to assist with the financing of drilling operations in Turkey. This purchase agreement was amended on September 5, 2003; pursuant to which the purchaser funded the balance due under the agreement and cancelled the original $300,000 convertible note issued to him in return for a new $1.3 million convertible note which was immediately convertible into the Company's restricted common stock at a price of $0.15 a share. Shortly after receipt of the new convertible note the purchaser converted the entire principal amount thereof at $.15 per share into 8,666,666 shares of the Company's restricted common stock.

Pursuant to the terms of a consulting agreement entered into as of September 24, 2003 the Company issued 20,000 shares of its restricted common stock in a private placement to an accredited investor acting as a consultant to the Company its services thereunder. In addition, pursuant to the terms of a consulting agreement entered into as of September 25, 2003 the Company agreed to issue 100,000 shares of its restricted common stock in a private placement to accredited investors acting as consultants to the Company their services thereunder.

In order to fully participate in all of the anticipated oil and gas related activities in the Republic of Turkey during the next twelve months and to fund corporate overhead expenditures, we will need to expend at least approximately $7 million during the twelve months from September 30, 2003. In order to meet these capital requirements we will seek additional financing through the sale of debt and equity securities. In the event an oil discovery is made at an oil well where we have an interest, we may also seek bank or other financing. There can be no assurance that sufficient financing will be available to us, or if available, it will be on commercially reasonable terms. If we are not successful in sourcing additional capital we may have to significantly curtail our oil and gas activities, and reduce corporate activities, all of which would have a material adverse effect on our business, results of operations and financial condition.

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

RECENT DEVELOPMENTS

         KARAKILISE

         After the end of the third quarter the Sayer Group advised the Company that it believes that additional production, storage facilities and infrastructure improvements will be required at the Karakilise license to support the Karakilise-1 well and additional development wells which may in the future be drilled. The Company is reviewing the Sayer Group's suggestions and are in discussions with them regarding the necessity for, timing and nature and costs of these capital expenditures. In addition, the Company has been advised by the Sayer Group that under Turkish law the commencement of commercial production at the Karakilise -1 well may require commencement of the drilling of a second well, Karakilise-2 on the Karakilise structure by March, 2004, subject to a possible extension. At this time the Company has not determined the extent of its participation in the potential Karakilise-2 well. The cost of the Company's participation in all of these projects at the Karakilise license has not yet been determined, but could exceed approximately $3.5 million during 2004. The Company may elect not to participate in its share of the costs of the capital improvements suggested by the Sayer Group and/or the second well at Karakilise for a variety of reasons, including but not limited to other uses of its available capital. In such an event, the Sayer Group may elect to undertake these projects on a "sole risk" basis in which case the Company would not share in any profits derived therefrom and may lose certain rights to participate in the subsequent development of this license.

         EXERCISE OF KAHTA OPTION

         Pursuant to the Farmin Agreement, the Company had the option to participate in the further development of one of the Sayer Group's currently producing oilfields, the Kahta Field. Under this arrangement, the Company has the option to recover our investment in Tosun-1. This option, exercisable until 60 days after the completion or abandonment of the Tosun-1 well, would require that the Sayer Group workover (refurbish) up to five existing wells in the Kahta Field and drill up to three additional wells in the Kahta License at fixed costs to us of $150,000 per well for workovers and $400,000 per well for new wells. The Company is entitled to receive 95% of net revenues until it recovers 100% of its entire investment in Tosun-1and in the Kahta Field and thereafter will receive 45% of ongoing net revenues from these Kahta wells. On October 15th, 2003 the Company exercised this option. The turnkey well costs are due 30 days prior to the commencement of the work requested by the Company. However, at this time we cannot state to what extent or when we will request the Sayer Group to carry out any work in the Kahta Field or the extent of revenues, if any, that will be generated by such activities.

         EXERCISE OF THE ALL OTHER LICENSES AND LEASES OPTION IN TURKEY

         The Company's participation in the Tosun License and its exercise of the Karakilise option also entitled it to an option to participate and acquire up to a 45% interest in up to 21 leases and licenses subject to the Agreement. At the closing of this option, the Company is required to pay Aladdin Middle East Ltd. a one-time contribution towards past costs of up to $315,000 and a monthly administration fee covering ongoing exploration license and production lease rentals and filings. The parties will jointly decide on all future exploration programs, including the prioritizing of prospects and well site selections, subject to the requirements of Turkish law. The Company exercised this option in November 2003. The amended Farmin Agreement further provides that the operator, upon certain conditions being met, may proceed to negotiate and finalize the terms of a potential farmout agreement with a third party for up to 9 other exploration licenses. In the event an agreement with such third party is reached, the Company has the option to acquire up to a 45% interest in the operator's remaining interest in these 9 leases for $135,000. We have been advised that the operator entered into a farmout agreement with this third party. We are currently reviewing this agreement. Whilst undertaking this review, in order to preserve our rights, on November 10, 2003 we exercised our option with respect to these 9 licenses.

         ELECTION OF LEVI MOCHKIN AS PRESIDENT AND CHIEF EXECUTIVE OFFICER

         On October 8, 2003 our Board elected Levi Mochkin, as a Director and as our President and Chief Executive Officer. Mr. Mochkin was also elected as the Chief Executive Officer of Avenue Energy, Inc. where he continues to serve as a Director. Daniel Aharonoff, resigned as our President and a Director; though he remains the Chief Executive Officer of our 50% owned subsidiary, VideoDome.com Networks, Inc. and has been elected our Executive Vice President of Information Technology.

                         ITEM 3. CONTROLS AND PROCEDURES

         As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President, our Executive Vice President and Secretary and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective under Rule 13a-14.

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

                                     PART II

Item 1.  LEGAL PROCEEDINGS

                  Not Applicable

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended September 30, 2003 the Company issued 1,000,000 shares of common stock to Robert Petty and ROO Media Corporation in connection with the exercise of 1,000,000 stock options previously issued for $100,000. These options had an exercise price of $0.10 per share.

         During the third quarter the Company entered into agreements with accredited investors for $1,152,550 of equity financing in private placements exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act") pursuant to which it has issued or will be issuing 7,683,666 shares of its restricted common stock at $0.15 per share.

         On April 15, 2003, the Company entered into a purchase agreement with an accredited investor, for the sale of a $1.3 million principal amount of one year convertible notes bearing interest at a rate of 3.5%, in a private placement exempt from registration under Section 4(2) of the Act, to assist with the financing of drilling operations in Turkey. This purchase agreement was amended on September 15, 2003; pursuant to which the purchaser funded the balance due under the agreement and cancelled the original $300,000 convertible note issued to him in return for a new $1.3 million convertible note which was immediately convertible into the Company's restricted common stock at a price of $0.15 a share. Shortly after receipt of the new convertible note the purchaser converted the entire principal amount thereof at $0.15 per share into 8,666,667 shares of the Company's restricted common stock.

         Pursuant to the terms of a consulting agreement entered into as of September 24, 2003 the Company issued 20,000 shares of its restricted common stock in a private placement exempt from registration under
         Section 4(2) of the Act to an accredited investor acting as a consultant to the Company its services thereunder. In addition, pursuant to the terms of a consulting agreement entered into as of September 25, 2003 the Company agreed to issue 100,000 shares of its restricted common stock in a private placement exempt from registration under Section 4(2) of the Act to accredited investors acting as consultants to the Company their services thereunder.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable

Item 5. OTHER INFORMATION

                  Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Reports

The Company filed the following Reports on Form 8-K:

         On August 8, 2003 with respect to (i) the Company's subsidiary Avenue Energy, Inc., entering into a Second Agreement Amending the Farmin and Participation Agreement with Aladdin Middle East Ltd and certain related entities and Middle East Petroleum Services Limited with respect to their joint venture for oil and gas exploration and drilling in Turkey, (ii) an update in connection with the status of an agreement for the purchase of convertible notes in the amount of $1.3 million to assist with further drilling operations in the Republic of Turkey.

   (b)   Exhibits

                  Exhibit 10.1 - Amended Subscription Agreement dated September 15, 2003 with respect to the sale of a $1.3 million convertible note.

                  Exhibit 10.1(a) - Convertible Note in the principal amount of $1.3 million dated September 15, 2003.

                  Exhibit 31.1 - Certification of President and Chief Executive Officer - Levi Mochkin.

                  Exhibit 31.2 - Certification of Chief Financial Officer - Yam-Hin Tan.

                  Exhibit 32.1 - Certification of Levi Mochkin Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.2 - Certification of Yam-Hin Tan Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     AVENUE GROUP, INC.

Dated: November 13, 2003
                              By: /s/ Levi Mochkin
                                      --------------------
                                      Levi Mochkin
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



                              By: /s/ Yam-Hin Tan
                                      --------------------
                                      Yam-Hin Tan
                                      Chief Financial Officer
                                      (Principal Financial Officer)