Form 10KSB
period 2003-12-31
AVENUE GROUP INC
filed 2004-03-30
CIK 1100006

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

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

          17547 Ventura Boulevard, Suite 305, Encino, California 91316
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (818) 465-1200

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

                                             Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Registrant's revenues for the year ended December 31, 2003 were $470,476.

         The aggregate market value of voting and non-voting common equity held by non-affiliates based on the last sale price on the over-the-counter market of the Registrant's common stock ("common stock") as of March 22, 2004 was $50,189,009. There were 207,882,837 outstanding shares of common stock as of March 22, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE
                            PART IV AND EXHIBITS LIST

                                     PART I

ITEM 1.  BUSINESS

         THIS ANNUAL REPORT ON FORM 10-KSB AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS BASED ON EXPECTATIONS, ESTIMATES AND PROJECTIONS AS OF THE DATE OF THIS FILING. FOR FURTHER INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS, PLEASE REFER TO THE MANAGEMENT DISCUSSION AND ANALYSIS SECTION OF THIS 10-KSB.

GENERAL

THE COMPANY

         Avenue Group, Inc. was incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development, e-commerce and digital media businesses through interests in our operating subsidiaries, Avenue Energy, Inc., Stampville.Com, Inc. and VideoDome.com Networks, Inc., and through our 25.4% equity interest as of December 31, 2003 in ROO Media Corporation. We have three wholly-owned subsidiaries, I.T. Technology Pty. Ltd., which furthers our operations in Australia; Avenue Energy, Inc., which was formed to broaden our strategic focus and pursue potential growth and investment strategies in the oil and gas sector; and Bickhams Media, Inc., which owns 50% of VideoDome. Avenue Group, Inc. currently owns 50.1 % of Stampville. Except as expressly indicated to the contrary, references to "we," "us," or "our" contained in this document include Avenue Group, Inc. and/or our wholly owned subsidiaries.

         Due to changes in the marketplace and the economic environment, we determined in 2002 to broaden our strategic focus and pursue a broader range of potential growth and investment strategies. In connection with this, our Board of Directors approved a proposal to change our name to "Avenue Group, Inc." Our shareholders approved the name change at our 2002 Annual Meeting of Stockholders, which was held on December 24, 2002 and it became effective on January 21, 2003.

         As part of our shift to a broader strategic focus, during the second half of 2002 we began to consider acquisitions, of and investments in, oil and gas exploration and production entities. In November 2002, we formed Avenue Energy, Inc. to pursue this line of business. Avenue Energy has entered into agreements with the Sayer Group, experienced in oil and gas exploration and as oil and gas operating professionals in Turkey. Pursuant to these agreements, we currently have a 50% interest in the Karakilise license and other exploration and production licenses and leases in Turkey. These leases and licenses were granted to Avenue Energy pursuant to an option to acquire interests in up to 31 other oil and gas properties in Turkey as well as an option to invest in future exploration and production licenses acquired by the Sayer Group in Turkey, provided we remain a rights holder in an exploration or production lease with the Sayer Group. Avenue Energy has also entered into an agreement to acquire a 36% interest in a company which may acquire an interest in an oil and gas concession located in the Gulf of Thailand. The consummation of this transaction is subject to satisfaction of certain contingencies. Avenue Energy is discussed in detail in the "Business" section of this prospectus.

         Stampville, incorporated in 1999, specializes in the wholesale and Internet sale of philatelic memorabilia including stamps and other collectibles. VideoDome provides a range of digital media services, including but not limited to: hosting and delivery, media management services, registration and delivery of video stream via the Internet. VideoDome's Internet web site is located at www.videodome.com and www.videodome.tv. ROO Media Corporation is a digital syndication service provider specializing in the delivery and management via the Internet of syndicated multi-media and video content. Its website is located at www.roomedia.com.

         The principal executive offices of the Company are located at 17547 Ventura Boulevard, Suite 305, in Encino, California 91316 and the telephone number is 818-465-1200 (facsimile 818-301-2708). A second office is located at 34-36 Punt Road, Windsor Victoria, 3181, Australia and the telephone number is +613 9533 7800 (facsimile +613 9533 7900). The Company's web site is located at www.avenuegroupinc.com

                                  RISK FACTORS

         AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CONSIDER CAREFULLY THE FOLLOWING INFORMATION ABOUT THESE RISKS BEFORE BUYING SHARES OF OUR COMMON STOCK. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES FACING US. ADDITIONAL RISKS MAY IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS 10-KSB, INCLUDING OUR FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS.

WE HAVE A LIMITED OPERATING HISTORY AND THEREFORE CANNOT ENSURE THE SUCCESSFUL OPERATION OF OUR BUSINESSES OR THE EXECUTION OF OUR BUSINESS PLANS.

         We were formed in 1999 and we have a limited operating history. Our businesses are still in the formative state and therefore have never operated profitably and we do not foresee our current operations operating profitably in the foreseeable future.

         We currently intend to concentrate most of our financial resources for the foreseeable future in the acquisition of rights and interests in oil and gas exploration and production, as well as the ongoing working capital requirements of our businesses and operations. To date, only one of our oil and gas properties, the Karakilise-1 well, has generated any commercial oil production revenues and these revenues have, to date, been utilized entirely for the costs of operating the well and infra-structure improvements at the Karakilise well. Our ability to generate operating profits from oil and gas operations will be contingent on the successful exploration and drilling of wells in which we have an interest. There can be no assurances as to when, if ever, the conditions precedent for our acquisition of the shares of Black Swan Petroleum ("Black Swan"), formerly known as Anzoil (Thailand) Pty Ltd., will be satisfied and through such ownership whether we will acquire an interest in rights in oil and gas properties leased from the government of Thailand and located in the Gulf of Thailand. In addition, there can be no assurances that either these rights or the 50% participation we have in the Tosun-1 or Karakilise-1 well and licenses, the work-over rights with respect to the Kahta field and other exploration and production licenses and leases in Turkey will result in any productive wells being drilled and, if productive, as to the actual amounts and timing of revenues we will receive with respect thereto. Most, if not all, of our available capital may be utilized to fund infrastructure improvements at, and the operating costs of, the Karakilise-1 well, as well as our costs of the drilling of the Karakilise-2 well. We will need significant additional capital in the near future to fund the further exploration activities and the further development of our oil and gas leases and licenses in the Republic of Turkey and, if our acquisition of shares in Black Swan Petroleum is completed, to make the payment of our share of the exploration and drilling obligations of Black Swan with respect to its initial well(s). Our failure to acquire this capital may also cause the loss of some or all of our rights with respect to oil and gas leases where we have interests in Turkey, including the further development of the Karakilise license and, if applicable, the curtailment or loss of our interests in Black Swan Petroleum, as well as the curtailment of our corporate activities which would have a material adverse effect on our business, operations and prospects.

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

         We have limited resources and we are currently dependent on debt or equity financing and loans from affiliates, at their discretion, to finance our operations, including the financial commitments in connection with the further development of various oil and gas interests in Turkey; potentially, our share of the exploration, drilling and operating expenses with respect to Black Swan; the funding of the acquisition of additional oil and gas properties and the ongoing working capital requirements of our businesses and operations. We will need significant amounts of additional capital in the near future to provide our share of the funding necessary to maintain our interests in the upcoming drilling activities in Turkey and over the longer term to implement the exploration and drilling programs across all our leases and licenses. We will be required to raise funds from additional debt or equity offerings and/or increase the currently limited revenues from our existing operations in order to complete the funding of our existing interest in the Karakilise-2 well and to fund the workover (reopening) of up to five existing wells in the Kahta Field and drill up to three additional wells in the Kahta License. We will also need to raise additional capital to maintain our participation interests in the other licenses and leases where we have rights in Turkey, and in the event we acquire shares in Black Swan Petroleum, to finance our share of the Black Swan obligations with respect to wells being drilled by it in the Gulf of Thailand and to meet our working capital requirements.

IF WE ISSUE EQUITY SECURITIES DILUTION MAY OCCUR.

         In order to obtain the financing necessary to satisfy our commitments in Turkey and to implement our business plan, additional funds may be raised through the issuance of equity securities or if we otherwise issue our equity securities, our existing stockholders may experience significant dilution; and the new securities may have rights, preferences or privileges senior to those of the rights of the holders of our common stock.

CURRENTLY OUR BOARD OF DIRECTORS CONSISTS ONLY OF MEMBERS OF MANAGEMENT; CONSEQUENTLY, THE SHAREHOLDERS IN THE COMPANY MAY NOT HAVE MEANINGFUL OVERSIGHT OVER THE MANAGEMENT OF OUR BUSINESS.

         Currently, our Board of Directors consists of three members, all of whom are members of management. As a result of the foregoing, our Board also serves as the audit committee to oversee our financial reports and controls. Accordingly, we have no separate audit or other committees of the Board. Although we hope to be able to appoint independent outside directors to our Board in the future, as we have had in the past, as a result of the present corporate and regulatory environment, it has become increasingly difficult for small public companies such as ours to attract qualified independent outside directors. Consequently, we cannot state when, if ever we will be able to add qualified outside directors to our Board of Directors. In addition, pursuant to recently enacted rules, NASDAQ and other national stock exchanges now require that a company wishing to be eligible for trading on a national market have one or more independent directors on its Board to serve on an audit committee.

CURRENTLY OUR BUSINESS AND OPERATIONS ARE TOTALLY DEPENDENT ON MANAGEMENT, THE LOSS OF ONE OR MORE MEMBERS OF WHICH MAY HAVE A MATERIAL ADVERSE AFFECT ON US.

         We rely on management to make all of our business decisions. We would be seriously affected if Levi Mochkin, Jim Tan, Daniel Aharonoff, Jonathan Herzog, Jaap Poll or other key personnel became unable to perform for any reason. We do not have key man or other insurance to protect against the death or disability of our key executives.

OUR BUSINESS MAY BE HARMED BECAUSE WE HAVE NOT FILED APPLICATIONS TO REGISTER OUR TRADEMARKS OR OBTAINED PATENTS ON OUR PROPRIETARY TECHNOLOGY AND WE ONLY HAVE A LIMITED NUMBER, IF ANY, OF REGISTERED COPYRIGHTS.

         All of our software was acquired from third parties. None of Avenue Group, Stampville, nor VideoDome has registered copyrights on any software. We rely upon confidentiality agreements signed by our employees. Stampville has previously trademarked with the United States Patent and Trademark Office the registration of "Stampville.Com" and three designs, combined with words, letters and/or numbers as trade and service marks. Except as discussed above, Stampville has not taken any steps to protect the technology or other intellectual property it uses and is developing, and does not know if such technology or intellectual property can, in fact, be protected from use by others.

         To date VideoDome has not filed patent applications to protect, among other things, its scalable video conversion processes, dynamic directories, cataloging and administration. There is no guarantee VideoDome will file and/or successfully complete any patent applications. In the event VideoDome fails to file and/ or complete its patent applications, it may suffer the risk of having competing companies making use of its respective marks and technology. In such a case, it would lose the exclusive use of its respective marks and technology, thereby losing a significant portion of its respective competitive advantages.

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

         Although we do not believe that VideoDome or Stampville's products infringe the proprietary rights of any third parties, and no third parties have asserted patent infringement or other claims against them, there can be no assurance that third parties will not assert such claims against us in the future or that such claims will not be successful. Patents have been granted on fundamental technologies in the communications and multimedia areas, and patents may be issued which relate to fundamental technologies incorporated in our products. Since patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which, if issued as patents, could relate to our products. In addition, participants in these industries also rely upon trade secret law. VideoDome and Stampville could incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights or could be the subject of an adverse judgment for monetary damages and injunctive relief, which could have a material adverse effect on the Company's business, financial condition and results of operations.

STAMPVILLE'S RELIANCE ON IGPC AND ITS SUPPLY AGREEMENT WITH IGPC.

         To date Stampville's business plan has relied, in part, on its agreement with Inter-Governmental Philatelic Corporation ("IGPC"), pursuant to which Stampville has purchased certain stamps for sale at competitive prices. Certain provisions of this agreement providing for additional services were terminated on December 1, 2002 pursuant to a notice from IGPC. The remaining terms of this agreement will continue until December 1, 2004 with respect to only IGPC's sale of stamps to Stampville. The termination of the IGPC Agreement in December 2004 could have a material adverse effect on Stampville's business and prospects.

WE FACE SIGNIFICANT COMPETITION FROM BOTH ESTABLISHED AND POTENTIAL COMPETITORS IN OUR BUSINESSES.

         Avenue Energy faces intense competition from a number of parties, many of whom have far greater resources and are devoting more time and resources to the exploration and exploitation of oil and gas. There is competition within the industry and also with other industries in supplying the energy and fuel needs of industry and individual customers. Avenue Energy competes with other firms in the sale or purchase of various goods or services in many national and international markets.

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

THERE ARE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS AND EXPANSION.

         A part of our business strategy is to acquire and develop oil and gas leases and operations in foreign countries, particularly Turkey. As a result of this strategy, we may experience difficulty in managing international operations as a result of technical problems, distance, language and cultural differences. There are significant risks inherent in doing business on an international level, such as, political and economic instability, civil unrest, crime, unexpected changes in regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, fluctuations in foreign currency exchange rates, longer payment cycles, problems in collecting amounts due, difficulty in enforcing contracts, seasonal fluctuation in business activity and potential adverse tax consequences, laws and regulations, such as forced divestiture of assets; restrictions on production, imports and exports; war or other international conflicts; civil unrest and local security concerns that threaten the safe operation of company facilities; price controls; tax increases and retroactive tax claims; expropriation of property; cancellation of contract rights; and environmental regulations. Most of these risks are uninsurable. Both the likelihood of such occurrences and their overall effect on us will vary greatly from country to country and are not predictable. The rights acquired from the Sayer Group in Turkey include leases located near the borders of Iraq and Syria and given the current situation in the Middle East, may be subject to increased instability and risks. If any of such risks materialize we may have little or no ability to manage them or avert any consequences therefrom and our business may suffer as a result.

INDUSTRY, ECONOMIC FACTS AND MARKET FORCES MAY ADVERSELY AFFECT OIL AND GAS EXPLORATION AND DEVELOPMENT, OPERATIONS AND EARNINGS.

         The development, operations and earnings of our oil and gas exploration and development activities may be adversely affected by local, regional and global events or conditions that affect supply and demand for oil and gas products. These events or conditions are generally not predictable and include, among other things, general economic growth rates and the occurrence of economic recessions; the development of new supply sources; adherence by countries to OPEC quotas; supply disruptions; weather, including seasonal patterns that affect energy demand and severe weather events that can disrupt operations; technological advances, including advances in exploration, production, refining and petrochemical manufacturing technology and advances in technology relating to energy usage; changes in demographics, including population growth rates and consumer preferences; and the competitiveness of alternative energy sources or product substitutes. In the past, crude, natural gas, petroleum product and chemical prices have fluctuated widely in response to changing market forces.

WE HAVE NOT ESTABLISHED ANY PROVEN RESERVE ESTIMATES.

         We have not yet estimated the extent of any proven oil and gas reserves or the present value of the estimated future revenues attributable to such reserves as to the Turkish leases and licenses or with respect to Black Swan Petroleum's concession in the Gulf of Thailand. At such time, if ever, that we make such an estimate there can be no assurance that we will realize the amounts estimated to be obtainable. Likewise, until such time, if ever, that we acquire additional leases we are unable to estimate any future revenues attributable to any reserves associated with the properties subject to such licenses or leases. As a result, our actual revenues, if any, may be substantially different from any estimates that we use in calculating the reserve values. Many other factors over which we have little or no control might lower or preclude recovery from any property which is subject to a lease or an interest in a lease owned by us. These factors include acts of God, income tax laws, oil, gas and mineral prices, and the development of alternative energy sources. In addition, there can be no assurance that we will commence exploration activities or, if commenced, that we will be successful in finding new reserves or, if found, that production in quantities large enough to make the operation profitable will be possible.

OUR OIL AND GAS EXPLORATION AND DEVELOPMENT OPERATIONS AND EARNINGS DEPEND ON DISCOVERY OF ECONOMICALLY RECOVERABLE OIL AND GAS RESERVES.

         Our success will in the near term depend on our ability to acquire oil and gas reserves that are economically recoverable. It cannot be assured that the Karakilise-1 well will ever generate sufficient revenues to provide us with cash for our other activities or that the Karakilise-2 well or the other wells in which we may develop in Turkey or elsewhere will result in the discovery of oil and gas at such locations or, if found, that the extraction of oil and gas from these locations will be commercially feasible. No proven reserves have been determined at any of the oil and gas licenses or leases where we hold interests. In addition, although Dr. Poll has had experience in oil and gas ventures in the past, there can be no guarantee that he will be successful in his activities on our behalf. Unless we successfully explore, develop or acquire properties containing economically extractable reserves, our economic viability will be adversely affected.

THE FAILURE TO FULLY IDENTIFY POTENTIAL PROBLEMS RELATING TO THE ACQUIRED OIL AND GAS RIGHTS OR INTERESTS OR TO PROPERLY ESTIMATE THE VALUE OF SUCH RIGHTS OR INTERESTS MAY HAVE A MATERIAL ADVERSE IMPACT ON US.

         Since we do not own any other oil and gas rights or properties beyond our interests in oil and gas leases and licenses and two wells in Turkey which we acquired from the Sayer Group and a possible ownership in Black Swan Petroleum, which has an interest in an oil and gas concession in the Gulf of Thailand from a company owned by Jaap Poll, our current interests as well as any anticipated future growth (if any) other than through the exploitation of these rights and interests will be from acquisitions from third parties. Although Avenue Energy performed a review of the current acquisitions and anticipates performing a review with respect to future acquisitions, such reviews are inherently incomplete. It was not feasible and may not be feasible in the future to review in depth every individual property, right and interest involved in each acquisition. In addition, even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections have not been performed on every license and lease with respect to the current acquisitions and environmental or other problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, Avenue Energy may be required to assume certain environmental and other risks and liabilities in connection with acquired properties. There are numerous uncertainties inherent in estimating quantities of proved or probable oil and gas reserves and actual future production rates and associated costs with respect to acquired properties, and actual results may vary substantially from those assumed in the estimates. The failure of Avenue Energy to generate substantial revenues from the Karakilise-2 well or one or more of the initial wells drilled thereafter in the current program may materially and adversely affect Avenue Energy's ability to proceed with its further plans for exploration and drilling and may have a materially adverse effect on our business and prospects, as a whole.

OPERATING HAZARDS AND UNINSURED RISKS WITH RESPECT TO THE ACQUIRED OIL AND GAS RIGHTS OR INTERESTS MAY HAVE MATERIAL ADVERSE EFFECTS ON OUR OPERATIONS.

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

THE COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND ITS MARKET PRICE MAY FLUCTUATE SIGNIFICANTLY.

         Of the 207,882,837 shares of our common stock outstanding as of March 22, 2004 only approximately 25,134,600 were freely tradable in the public marketplace. We and/or selling shareholders from recent private placements may file a registration statement for the offer and sale of additional shares without the assistance of an underwriter. There can be no assurance that there will be a market for these additional shares. In addition, the immediate availability of a significant number of additional shares in the public marketplace through a public offering of our shares or the influx of Rule 144 shares from various parties who have acquired our shares in private placements more than a year ago, may seriously and adversely affect the trading price and liquidity of our shares. The influx of additional shares of our common stock into the marketplace could also adversely affect an investor's ability to sell the common stock in short time periods, or possibly at all. The common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of the common stock without regard to our operating performance. In addition, we believe that factors such as fluctuations in our financial results or prospects and changes in the overall economy, the oil and gas exploration, drilling and production segment of the market or the condition of the financial markets could cause the price of the common stock to fluctuate substantially.

OUR COMMON STOCK IS DEEMED TO BE A "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

         Our common stock is deemed to be "penny stock" as that term is defined and promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for the common stock by reducing the number of potential investors. For example many mutual funds and other institutional investors are prohibited from investing in "penny stocks." This may make it more difficult for investors of the common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock with a price of less than $5.00 per share.

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

         As of March 22, 2004, 207,882,837 shares of our common stock were deemed to be outstanding. Pursuant to a two year Lock-Up Agreement entered into in April 2002 between Kensington Capital Corp, Levi Mochkin and certain of our current and former officers and directors, holding 80,812,053 shares of common stock or approximately 38.9 % of our outstanding shares, agreed not to offer or sell any shares of the common sock without first obtaining the written consent of Kensington Capital. Upon expiration of this lock-up period, all but approximately 25,134,600 of our shares, which are currently publicly traded, will be restricted shares which may be sold into the public market without registration under the Securities Act in compliance with the volume limitations and other applicable restrictions of Rule 144 under the Securities Act. There is also an outstanding option to purchase up to 50,000,000 shares of our common stock at $.04 per share, which expires in April 2005. Given the limited market for the common stock, there is no guarantee that a public market will exist for all or even a significant portion of our outstanding restricted shares and the shares issuable upon the exercise of the option and the market price of the common stock could drop dramatically due to the sales of any significant amount of these shares or the perception that such sales could occur. In addition, we intend to file with the SEC a separate registration statement pursuant to which we intend to seek to offer and sell additional shares of our common stock.

         The public float as a percentage of the outstanding shares remains small, which may affect price and liquidity in the common stock for the foreseeable future. These factors could also make it more difficult to raise funds through future offerings of common stock and may seriously impact the market price for the common stock.

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

OUR SHAREHOLDERS MAY HAVE DIFFICULTY IN RECOVERING MONETARY DAMAGES FROM DIRECTORS.

         Our Certificate of Incorporation contains a provision that eliminates personal liability of our directors for monetary damages which would be paid to us and our shareholders for certain breaches of fiduciary duties. As a result of this provision, our shareholders may be unable to recover monetary damages against our directors for their actions that constitute breaches of fiduciary duties, negligence or gross negligence.

THE COMPANY

         We were incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development, e-commerce and digital media businesses through interests in our operating subsidiaries, Avenue Energy, Inc. ("Avenue Energy"), Stampville.Com Inc. ("Stampville"), VideoDome.com Networks, Inc. ("VideoDome") and ROO Group, Inc. ("ROO") (collectively referred to as the "Company"). We have three wholly-owned subsidiaries, I.T. Technology Pty. Ltd., which furthers our operations in Australia; Avenue Energy, Inc., which was formed to broaden our strategic focus and pursue potential growth and investment strategies in the oil and gas sector, and Bickhams Media, Inc., which owns 50% of VideoDome. We currently own 50.1 % of Stampville and, as of December 31, 2003, owned approximately 25.4% of ROO which is traded on the NASDAQ-OTCBB.

         We have limited sales and our activities to date have been principally devoted to raising capital, establishing and advancing operations at Avenue Energy, which commenced oil production in September 2003 and acquiring equity interests in our operating subsidiaries Stampville and VideoDome and ROO. In July 2002, we relocated our principal executive offices to California, though we still maintain an office in Melbourne, Australia and a branch office in Ankara, Turkey.

         Stampville, incorporated in 1999, has developed its Website at www.stampville.com and specializes in the wholesale and Internet sale of philatelic memorabilia including stamps and other collectibles. VideoDome provides a range of digital media services, including but not limited to: hosting and delivery, media management services, registration and delivery of video stream via the Internet. VideoDome's Internet web site is located at www.videodome.com and www.videodome.tv. ROO is a digital syndication service provider specializing in the delivery and management via the Internet of syndicated multi-media and video content. ROO's web site is located at www.roomedia.com.

         In April 2002, our common stock commenced trading on the NASDAQ OTC Bulletin Board. It now trades under the symbol AVNU. In October 2002 we were listed on the third market segment of the Frankfurt Stock Exchange under the symbol ITQ.

         Due to changes in the marketplace and the economic environment, during 2002 we determined to broaden our strategic focus and pursue a broader range of potential growth and investment strategies. In connection with this our Board of Directors approved a proposal to change the Company's name to "Avenue Group, Inc." Our shareholders approved the name change at our 2002 Annual Meeting of Stockholders, which was held on December 24, 2002 and the name change became effective on January 21, 2003.

         As part of our shift to a broader strategic focus, during the second half of 2002 we began to consider acquisitions of and investments in oil and gas exploration and production entities. In November 2002, we formed Avenue Energy, Inc. to pursue this line of business. On November 18, 2002, we entered into the Farmin and Participation Agreement with the Sayer Group Consortium and Middle East Petroleum Services Limited. Pursuant to this agreement, as amended, Avenue Energy paid $250,000 and acquired an option that allowed it to participate in and acquire a 50% interest in 30 exploration licenses and leases held by the members of the Sayer Group in Turkey, subject to a 7.5% overriding royalty interest (excluding governmental royalties) in favor of an affiliate of the Sayer Group, including the Karakilise License, where Avenue Energy made its first commercial oil discovery in September 2003. We also obtained the right to participate with a 50% interest in oil and gas properties or rights acquired by the Sayer Group in the future, so long as we continue to be an active right holder in an exploration or production lease with the Sayer Group.

         Pursuant to a Stock Purchase Agreement dated November 11, 2002, Avenue Energy agreed to acquire from a company controlled by Dr. Jaap Poll 36% of the outstanding capital stock of Anzoil (Thailand) Pty Ltd., now known as Black Swan Petroleum, in exchange for 20 million shares of our common stock. Avenue Energy also agreed to engage the services of Dr. Poll as its Director of Exploration on a part time consultancy basis. Dr. Poll has also been elected as a Director of Avenue Energy. Pursuant to the Stock Purchase Agreement, Black Swan Petroleum's assets were to include a contract to acquire: (i) 100% of the offshore petroleum concession of Block B7/38 located in the Gulf of Thailand and (ii) a letter of credit originally for approximately $1.8 million in cash (now $1.6 million). The closing of the sale of the Black Swan Petroleum shares was subject to the satisfaction by the seller of a number of conditions of closing. Due to delays in the closing of this transaction, the parties are currently discussing and seeking to finalize a renegotiation of this Stock Purchase Agreement. At this time we cannot predict if and when this transaction will be consummated. For a further discussion of this Stock Purchase Agreement see the "Business" section of this document.

         In conjunction with our shift to a broader strategic focus, in the fourth quarter of 2002, we sold 22,050,000 shares of our restricted common stock in private placements to accredited investors for net proceeds of $3,809,517. Proceeds from the offering were principally utilized to fund Avenue Energy's oil and gas acquisitions in Turkey, to reduce debt and for working capital. Also, in November 2002 in an effort to reduce outstanding debt, the Board of Directors approved the issuance of 6,515,850 shares of common stock in private placements in exchange for the cancellation of debt that had been assigned to the entities receiving stock under these placements by affiliates of the Company. These transactions are discussed in detail under "Certain Relationships and Related Transactions" in this document.

         During 2003, we entered into agreements with accredited investors in private placements pursuant to which we agreed to issue an aggregate of 21,123,667 shares of our restricted common stock for proceeds of $3,687,524, net of costs. Proceeds from the offering were principally to fund our acquisition of and obligations with respect to the oil and gas interests in Turkey and to provide us with working capital for our other operations and corporate overheads.

         On April 15, 2003, we entered into a purchase agreement with an accredited investor for the sale of a $1.3 million principal amount of one year convertible notes bearing interest at a rate of 3.5%, in a private placement to assist with the financing of drilling operations in Turkey. The purchase agreement was amended on September 15, 2003, pursuant to which the purchaser funded the balance due under the agreement and cancelled the original note issued to him in return for a new $1.3 million convertible note that was immediately convertible into the Company's restricted common stock at a price of $0.15 per share. Shortly after receipt of the new convertible note the purchaser converted the entire principal amount thereof into 8,666,667 shares of our restricted common stock. In July 2003, we also issued 1,000,000 shares of common stock in connection with the exercise of 1,000,000 stock options for $100,000.

         During 2003 we continued to work with our other operating subsidiaries Stampville and VideoDome and with ROO Media Corporation. Stampville operated in 2003 without financial assistance from the Company. Management continues to explore strategic alternatives for the development of Stampville. In November, 2003 we assisted ROO Media Corporation in financing its merger with Virilitec Industries, Inc., whose shares are traded on NASDAQ-OTCBB. The shares of the surviving entity, ROO Group, Inc., continue to be publicly traded on NASDAQ-OTCBB. As of December 31, 2003, we owned approximately 25.4% of the outstanding shares of ROO.

         Due to the increased level of activities of Avenue Energy in 2003 and its importance to us as a whole, in October 2003 Levi Mochkin agreed to become our President and Chief Executive Officer and to rejoin our Board of Directors. Mr. Mochkin had been active in the operations of Avenue Energy as its Director of Operations since November, 2002. Our former President, Daniel Aharonoff, continues to concentrate his efforts at VideoDome, where he continues as its Chief Executive Officer and also continues to assist us as EVP - Information Technology.

         We anticipate requiring significant additional capital in order to fund Avenue Energy's anticipated oil and gas related activities in the Republic of Turkey and potentially in the Gulf of Thailand and to fund corporate overhead expenditures during 2004. In order to meet these capital requirements we are currently considering a number of strategies, including seeking additional financing through the sale of debt and equity securities. There can be no assurance that sufficient financing will be available to us, or if available, that it will be available on commercially reasonable terms. If we are not successful in sourcing additional capital we may have to significantly curtail our oil and gas activities and reduce corporate activities, all of which would have a material adverse effect on our business and operations in 2004.

         In March 2004 we moved our principal executive offices to 17547 Ventura Boulevard, Encino, CA 91316 (telephone: (818) 425-1200) (facsimile: (818) 301-2708).

SUBSEQUENT EVENTS

For subsequent developments after December 31, 2003, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments.

INDUSTRY BACKGROUND

Turkish Oil and Gas Exploration and Production

         Domestic and foreign companies began carrying out oil exploration in the territory now known as the Republic of Turkey in the later 19th Century. The first productive well was operated by the European Petroleum Company and was located in the Thrace region of Turkey. During the First World War, the Turkish government after the Ottoman Empire suspended oil-related activity. In 1923, the Republic created a monopoly on oil exploration and production thereby eliminating foreign participation.

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

         The primary duties of the General Directorate's Office is to review applications and grant licenses and leases for exploration and exploitation activities and to provide certification of in-field operations. In addition, the General Directorate is responsible for providing maps, photographs and other useful information to concession holders; performs audits, reviews transfer applications, controls imports and exports of oil generally and collects taxes and other fees related to oil exploration and exploitation in the Republic of Turkey.

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

The Internet

         The Internet is a global web of over 50,000 computer networks, the first of which were developed over 25 years ago. The Internet was historically used by academic institutions, defense contractors and government agencies primarily for remote access to host computers and for sending and receiving electronic mail and was subsidized by the United States Federal Government. As an increasing number of commercial entities have come to rely on the Internet for business communications and commerce, the level of federal subsidies has significantly diminished and funding for the Internet infrastructure and backbone operations has shifted primarily to the private sector and end users.

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

Digital Media

         In years past, if a person wanted to view a video clip over the Internet it was necessary to download the entire video prior to playing it back. This downloading process could take up to 45 minutes for a video that is 5 minutes in length, and impeded the growth of video distribution. The solution was streaming media. With the advent of video streaming, viewers are able to watch video clips on their computer as the file is being downloaded, on the fly, very similar to a television broadcast. The quality of the viewing experience depends on the end-users connection speed to the Internet. A streaming server is a specialized piece of software that controls the actual streaming of the video, often adjusting the data rate on the fly to compensate for the inconsistencies of the Internet. It lets viewers jump ahead to later portions of a clip, skipping entire portions without downloading them.

         Most ISPs will not allow users to install a streaming server on their computer -- at least not for free. A number of companies rent space on their streaming video servers for a flat fee or based on volume. There are also a half-dozen or so that give space on their server for free or at a very low cost. These companies generate revenue either from advertisements or by only offering limited services for free (file size/volume limitations). Users, however, generally cannot construct their own Web pages with embedded streaming media. The streaming industry is still in its infancy. Nonetheless, the number of consumers who are "media player enabled" continues to expand.

         Some of the vertical markets of video streaming include video production, video post, video conferencing, distance learning, surveillance, and intranet-delivered corporate training applications. Broadband access has also appeared to have a positive impact on the growth of video streaming.

BUSINESS STRATEGY

Avenue Group, Inc. -- Operational Strategy

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

         VideoDome, a 50% owned subsidiary, is an application service provider
(ASP) of Internet video solutions. Stampville, a 50.1% owned subsidiary, is a global portal community for stamp collectors and dealers. We also hold equity interests, which was 25.4% as of December 31, 2004, in ROO, a digital syndication service provider.

         Our activities during 2002 were principally devoted to finalizing an OTC Bulletin Board listing, raising additional capital, seeking out new growth and investment opportunities, leading to the incorporation and commencement of operations at Avenue Energy, and other corporate activities. In July 2002, we relocated our principal executive offices to California; however, we maintain an office in Melbourne Australia.

         Our activities during 2003 were principally devoted to financing the acquisition of Avenue Energy's interests in oil and gas leases and licenses in Turkey pursuant to the Farmin Agreement with Aladdin Middle East and the development of these leases and licenses, including the drilling of two oil wells in Turkey. Our other operations, Stampville, VideoDome, and ROO Group, operated during 2003 essentially through internally generated revenues and without significant financial support from us.

         Set forth below is a description of the businesses and prospects of Avenue Energy, Stampville, VideoDome, and ROO. These companies have limited revenues and require significant additional capital funding to achieve their business plans.

Avenue Energy, Inc. -- Operational Strategy

         In November 2002, we formed a wholly-owned Delaware subsidiary, Avenue Energy, Inc. to pursue acquisitions of and investments in oil and gas exploration and production entities. Avenue Energy has entered into a Consulting Agreement with Dr. Jacob Jan Kornelis (Jaap) Poll and a company controlled by him pursuant to which Dr. Poll was appointed Avenue Energy's Director of Exploration, responsible for managing its acreage portfolio to ensure the professional performance of joint venture requirements, to assist the Board of Avenue Energy with advice regarding its acreage portfolio, source and pursue new petroleum opportunities worldwide and potentially enter into new venture agreements. The ultimate objective is to assist Avenue Energy's entry into the petroleum exploration and production arena. The Board of Directors of Avenue Energy, which was designated by Avenue Group, Inc., consists of Jonathan Herzog, Jim Tan, Levi Mochkin and Dr. Jaap Poll.

         Avenue Energy is currently engaged in the exploration, development and production of oil and gas in Turkey. It has also entered into an agreement for acquisition from a company controlled by Dr. Jaap Poll of 36% of the outstanding capital stock of Anzoil (Thailand) Pty Ltd., now known as Black Swan Petroleum Pty Ltd, which leases from the Thai government an offshore petroleum concession located in the Gulf of Thailand. Due to delays in the closing of this transaction, the parties are currently discussing and seeking to finalize a renegotiation of this Stock Purchase Agreement. At this time we cannot predict, if and when this transaction will be consummated.

         The Participation Agreement in Turkey

         On November 18, 2002, we entered into a Farmin and Participation Agreement with Aladdin Middle East Ltd., Ersan Petrol Sanayii A.S., TransMediterranean Oil Company Ltd., and Guney Yildizi Petrol Uretim Sondaj Muteahhitlik ve Ticaret A.S., which are affiliates of the Sayer Group Consortium and Middle East Petroleum Services Limited. Pursuant to the terms of the agreement we paid $250,000 and acquired an option that allowed us to participate in and acquire a 45% working interest in up to 31 exploration licenses and 2 production leases held by the members of the Sayer Group in Turkey, as well as the option to participate with a 45% working interest in oil and gas properties or rights which may be acquired by the Sayer Group through May, 2006, provided that we are an active right holder in an exploration or production lease with the Sayer Group at the time of the option exercise.

         Following Avenue Energy's participation in the two initial wells in 2003 since the Farmin Agreement was initially entered into and following various amendments to the Farmin Agreement, Avenue Energy currently holds a 50% interest in 30 licenses and leases in Turkey, including 2 production leases. These interests are subject to an overriding royalty interest of 7.5% (excluding governmental royalties) in favor of Ersan Petrol Sanayii A.S., an affiliate of the Sayer Group and this now incorporates the previous 10% interest in the leases and licenses that was formally held by Middle East Petroleum Services Limited. Pursuant to the amendments, Avenue also currently has the right to acquire up to a 50% interest in other oil and gas properties or rights which may be acquired by the Sayer Group in Turkey through May 15, 2006.

         Pursuant to the Farmin Agreement we had the option, exercisable at any time up to December 20, 2002, to acquire a 45% interest in the Tosun-1 well and the License, by paying $2.25 million, in addition to the $250,000 we had already paid, which amounts represented approximately 50% of the estimated well cost. Tosun-1 lies adjacent to the producing Cendere and Karakus oilfields in Southeast Turkey. On December 20, 2002 we exercised this option and at the same time the parties modified certain payment terms of the Farmin Agreement to extend the due dates with respect to the remaining payments. Avenue also contributed an additional payment of $250,000 on May 30, 2003 towards completion of the target horizons in the Tosun-1 well beyond the designated turnkey depth of approximately 9335 feet, in full satisfaction of any and all costs incurred at Tosun-1 that could have been attributable to it, thereby bringing our aggregate and final payments in connection with the Tosun-1 well and license to $2.75 million.

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

         In addition, as a result of our exercise of the option with respect to the Tosun-1 well, we had an option to acquire up to a 45% participating interest in the Karakilise-1 well and license located in the Diyarbakir petroleum district in Southeast Turkey. On April 17, 2003, we exercised the option. The total exercise price of the Karakilise-1 well and license option was $2,000,000, which was due in installments based upon the progress of the drilling of this well. Spudding of the Karakilise-1 well occurred in late June 2003. Pursuant to the Farmin Agreement, as amended in July 2003, we completed payments on the full exercise of this option in September 2003. This well went into commercial production in September 2003. As a result, we were also required to fund an additional $187,164 towards completion costs. In September 2003, we paid $100,000 of this amount and pursuant to arrangements reached with the Sayer Group, the remaining balance of $87,164 is being funded from the our share of the proceeds of crude oil sales from Karakilise-1.

         Since commencing production in mid-September 2003, the Karakilise-1 well has produced approximately 22,000 barrels of good quality light crude (32.5 degrees API). Aladdin Middle East sells the Karakilise crude on behalf of the joint venture to the refinery at a price that reflects world parity in the month preceding the sale, plus transportation costs to the refinery gate, adjusted for crude quality.

         Aladdin Middle East has constructed two storage tanks with 5000 barrel capacity both at the Karakilise-1 wellsite and purchased a 2 x 10,000 barrel mixing and storage facility at the Tupras-owned Batman refinery. This refinery was build for heavy crude from the Raman fields and our light Karakilise crude requires mixing with heavier oils to enable it to be processed by this refinery. Karakilise-1 is currently not producing at the earlier anticipated rates of over 600 BOPD. This may be due to the well's only partial intersection of the oil column(s) as the well did not intersect an oil/water contact. The Operator will monitor this well at its current production rates of 50-100 BOPD until the Karakilise-2 well has been drilled and more information is available on the thickness of the oil pay. A decision to deepen Karakilise-1 may then be considered.

         Our participation in the Tosun-1 and Karakilise-1 wells also entitled us to an option to participate in an additional 29 licenses and 2 production leases held by members of the Sayer Group in Turkey. Included within this under the amended Farmin Agreement, the Sayer Group was able to proceed to negotiate and finalize the terms of a potential farmout agreement with a third party covering three of these exploration licenses. In the event an agreement with such third party had been reached, we had the option to acquire up to a 45% interest in the operator's remaining interest in these leases for $135,000. We were advised that the operator entered into a farmout agreement with this third party. We ultimately elected not to exercise this option.

         Avenue Energy entered into new joint operating and related agreements with the Sayer Group and its affiliates covering the future drilling and production operations at the Karakilise license and 25 of the other exploration and production licenses and leases in Turkey as decribed above in January 2004. Under the agreements, Avenue Energy increased its participating interest in the Karakilise and other additional licenses from 45% to 50%, though these interests are subject to an overriding royalty interest of 7.5% (excluding governmental royalties) in favor of Ersan Petrol Sanayii A.S., an affiliate of the Sayer Group and this now incorporates the previous 10% interest in the leases and licenses that was formally held by Middle East Petroleum Services Limited. Avenue Energy originally exercised the option over the Additional Licenses in November 2003, pending the necessary agreements to effectuate this exercise and completed this transaction with the payment to the Sayer Group in January 2004 of a one-time contribution towards past costs of $315,000 and an ongoing monthly administration fee covering exploration license and production lease rentals and filings. The parties will jointly decide on all future exploration programs, including the prioritizing of prospects and well site selections, subject to the requirements of Turkish law. See also "Prospects of Avenue Energy - Exercise of Option Over All Other Leases and Licenses in Turkey."

         In addition, in November 2003, Avenue Energy exercised an option granted to it under the Farmin Agreement, as amended, which requires that the Sayer Group workover (reopen) up to five existing wells in the Kahta Field and drilling of up to three additional wells in the Kahta license at fixed costs to the Company of $150,000 per well for workovers and $400,000 per well for new wells. Avenue Energy will receive 95% of net revenues until it recovers 100% of our entire investment of $2.75 million in Tosun-1 and up to $1.95 million in the Kahta Field and thereafter will receive 50% of net revenues from these Kahta wells under the new Agreements. Avenue Energy has until November, 2004 to commence these operations.

         During the fourth quarter of 2003 the Sayer Group advised Avenue Energy that it believes that additional production, storage facilities and infrastructure improvements will be required at the Karakilise license to support the Karakilise-1 well and additional development wells which may be drilled. Avenue Energy is in discussions with the Sayer Group regarding the necessity for, timing and nature and costs of these capital expenditures. The cost of the Company's participation in all of these projects at the Karakilise license has not yet been determined, but could be up to approximately $484,000 through March, 2004. The Company may elect not to participate in its share of the costs of the capital improvements suggested by the Sayer Group. In such an event, the Sayer Group may elect to undertake these projects on a "sole risk" basis in which case the Company would not share in any revenues derived therefrom.

         Our strategy is to secure, through Avenue Energy, rights to a substantial acreage position in Turkey and apply new technology and outside capital to undertake a sustained and aggressive exploration and development program in an effort to attempt to unlock undiscovered and undeveloped oil and gas reserves. We believe that Turkey's oil and gas potential has not been fully explored and that it has significant remaining potential. Furthermore, subject to additional financing, we believe that our corroboration with the Sayer Group will afford us significant opportunities. Success in this strategy will be dependent on many factors some of which, discussed in "Risk Factors" are beyond our control. Of critical importance will be our ability to raise sufficient capital to complete whatever exploration and drilling program is ultimately agreed upon among us, Middle East Petroleum Services Limited and the Sayer Group with respect to the acquired Sayer Group rights and our success in locating and drilling successful wells. Over the past 20 years the Sayer Group has built up a fully integrated oil company and owns the only private refinery license in Turkey (the others are Government refineries), which is valid for a further 47 years. The Sayer Group's acreage position has been acquired, developed and matured to drillable prospect stage and currently includes about 13 drillable prospects. The Sayer Group owns its own drilling and work over rigs, seismic and oilfield equipment, cementing and fraccing units, a fleet of tanker trucks and has production and maintenance camps spread across Turkey. Pursuant to the Farmin Agreement, access to the Sayer Group's equipment at competitive rates should alleviate the need to import equipment and remove delays in drilling or seismic acquisition.

         Avenue Energy, under the technical guidance of Exploration Director -- Dr. Jaap Poll and the technical staff of the Sayer Group and outside consultants as and when required, is reviewing all prospects and leads on all licenses in order to prioritize the most attractive drillable prospects for a multi-well drilling program. Recommendations for seismic and further geoscientific work on the less well defined leads and prospects and budgets will be prepared in order to generate programs for potential drilling campaigns. The extent of Avenue Energy's participation in these programs will be dependant upon having requisite financing in place.

         We continually review and consider potential acquisitions or investment targets. However, at this time, with the exception of the Black Swan Petroleum Agreement and the Agreement with the Sayer Group in Turkey, we have not negotiated the terms of any such acquisition or investment, completed our due diligence with respect to any such acquisition or investment or negotiated or executed any agreement with respect thereto and there can be no assurance that we will be able to successfully negotiate, execute and consummate any such investment or acquisition in the future. The oil and gas exploration and production leases and licenses in the Republic of Turkey over which we have interests or current rights to acquire participation interests under our Farmin Agreement with the Sayer Group are as follows:


    No. OF       NAME OF PETROLEUM       LICENSE       LICENSE NUMBER       COMPANY      % HELD      TOTAL AREA   TOTAL     AVENUE
   PETROLEUM        DISTRICT             PREFIX                            REGISTERED                 (HECTARES)  AREA     NET ACRES
   DISTRICT                                                                                                      (ACRES)
       X         SIIRT                  AR/AME         2759                Avenue         50.00%
                                                                           AME            50.00%
                                                                                                         11,086    27,394     13,697
       X         SIIRT                  AR/AMETMO      2598,2599,2600,2601 Avenue         50.00%
                                                                           AME            50.00%
                                                                                                        118,272   292,250    146,125
       X         SIIRT                  AR/TMO         3118                Avenue         50.00%
                                                                           AME            30.00%
                                                                           TMO            20.00%
                                                                                                         38,846    95,988     47,994
       X         SIIRT                  AR/EPS-GYP     3749, 3750          Avenue         50.00%
                                                                           AME            40.00%
                                                                           EPS            10.00%
                                                                                                         99,328   245,439    122,720
       X         SIIRT                  ARI/AME-TMO    2260                Avenue         50.00%
                                                                           AME            20.00%
                                                                           TMO            30.00%
                                                                                                          1,937     4,786      2,393
       X         SIIRT                  AR/AME-EPS     3254                Avenue         50.00%
                                                                           AME            50.00%
                                                                                                          2,145     5,300      2,650
      XI         DIYARBAKIR             AR/AME-EPS-AVE 2674, 2677, 2678    Avenue         50.00%
                                                                           AME            45.00%
                                                                           EPS            5.00%
                                                                                                        122,943   303,792    151,896
      XII        GAZIANTEP              AR/AME-EPS-AVE 3462                Avenue         50.00%
                                                                           AME            27.50%
                                                                           EPS            22.50%
                                                                                                          3,278     8,100      4,050

      XII        GAZIANTEP              IR/EPS         658                 Avenue         50.00%
                                                                                          50.00%
                                                                                                          7,060    17,445      8,723

      XII        GAZIANTEP              AR/AME-
                                        EPS-GYP        3612                                             48,525    119,905

     XIII        HATAY                  AR/TMO         3786                Avenue         50.00%
                                                                           TMO            25.00%
                                                                           AME            25.00%
                                                                                                         49,539   122,411     61,205

      XV         KONYA                   AR/EPS        3637, 3638,3639,   Avenue          50.00%
                                                       3640
                                                                          EPS             10.00%
                                                                          AME             40.00%
                                                                                                      199,221    492,275    246,138
      XVI        ANTALYA                 AR/AME-       3726,3727, 3728    Avenue          50.00%
                                         TMO-EPS                          AME             50.00%
                                                                                                      149,310    368,945    184,473
     XVII        IZMIR                   AR/AME-EPS    3700, 3701, 3702,  Avenue          50.00%
                                                       3703, 3704, 3705
                                                                          AME             50.00%
                                                                                                      281,899    696,572    348,286

                                       TOTAL Licenses  30                    TOTAL Hec. & Acres     1,133,389  2,800,602  1,466,858

         Agreement to Purchase 36% Interest in Black Swan Petroleum

         Pursuant to a Stock Purchase Agreement dated November 11, 2002, Avenue Energy agreed to acquire from a company controlled by Dr. Jaap Poll 36% of the outstanding capital stock of Anzoil (Thailand) Pty Ltd., now known as Black Swan Petroleum Pty Ltd. Pursuant to the Stock Purchase Agreement, Black Swan Petroleum's assets were to include a contract to acquire: (i) 100% of the offshore petroleum concession Block B7/38 located in the Gulf of Thailand and
(ii)) a letter of credit originally for approximately $1.8 million in cash (now $1.6 million). Pursuant to the terms of the original agreement, at the closing we will acquire 36% of Black Swan's outstanding shares in exchange for 20 million shares of our restricted common stock. The shareholders of Black Swan will be required to contribute their proportionate share of the obligations of Black Swan with respect to the development of the oil and gas concession which are expected to be approximately $2.7 million (a total of $4.5 million less the anticipated draw down on a letter of credit of approximately $1.8 million). These funds will initially be utilized to fund the drilling of the first commitment well, which is now not expected to commence before the fourth quarter 2004. The closing of the sale of the Black Swan Petroleum shares was subject to the satisfaction by the seller of a number of conditions of closing. Due to delays in the closing of this transaction, the parties are currently discussing and seeking to finalize a renegotiation of this Stock Purchase Agreement. At this time we cannot predict, if and when this transaction will be consummated.

Prospects of Avenue Energy

The Republic of Turkey

         Karakilise-1 well. Since commencing production in mid-September 2003, the Karakilise-1 well has produced approximately 22,000 barrels of good quality light crude (32.5 degrees API). The Operator sells the Karakilise crude on behalf of the joint venture to the refinery at a price that reflects world parity in the month preceding the sale, plus transportation costs to the refinery gate, adjusted for crude quality.

         Karakilise-1 is currently not producing at higher rates as earlier anticipated. This may be due to the well's only partial intersection of the oil column(s) as the well did not intersect an oil/water contact. The Operator will monitor this well at its current production rates of 50-100 BOPD until the Karakilise-2 well has been drilled and more information is available on the thickness of the oil pay. A decision to deepen Karakilise-1 may then be considered.

         Exercise of Option on Karakilise-2 Well. In February, 2004 Avenue Energy notified Aladdin Middle East, that pursuant to its Participation Agreement, it would maintain a 50% interest in the drilling of the Karakilise-2 oil appraisal well. The Karakilise-2 well was scheduled to commence drilling in March 2004, but delays have been encountered pending a resolution of outstanding issues regarding the property, as discussed in Recent Developments. Avenue's 50% share of the turnkey drilling costs of the Karakilise-2 well will be approximately US$1.49 million of which 50% was paid in February 2004, with the balance of approximately $750,000 due within 5 days of the following: (i) spudding of the Karakilise-2 well-approximately $300,000; (ii) Karakilise-2 well reaching a depth of 5,000 feet-approximately $225,000; and (iii) completion of the Karakilise-2 well - approximately $225,000; in addition, if applicable, Avenue will be responsible for the completion costs of the Karakilise-2 well within 30 days of receipt of notice from Aladdin Middle East with respect thereto. We may seek to transfer our deposit ($750,000) to the drilling costs of other projects included amongst the acreage held by us in Turkey.

         Exercise of the Kahta Option. Pursuant to the Farmin Agreement, on October 15th, 2003, Avenue Energy exercised its option to participate in the further development of one of the Sayer Group's currently producing oilfields, the Kahta Field. Under this arrangement, the Sayer Group will workover (refurbish) up to five existing wells in the Kahta Field and drill up to three additional wells in the Kahta License at fixed costs to us of $150,000 per well for workovers and $400,000 per well for new wells. Avenue is entitled to receive 95% of net revenues from the Kahta Field until it recovers 100% of its entire investment of $2.75 million in Tosun-1 and up to $1.95 million in the Kahta Field and thereafter will receive 50% of net revenues from these Kahta wells under the newly revised Farmin Agreement. Avenue Energy has until November, 2004 to commence these operations.

         Exercise of Option Over All Other Leases and Licenses in Turkey As a result of Avenue's exercise of the Karakilise option and the drilling of the Karakilise-1 well, Avenue was granted an option to participate in many other remaining exploration licenses and production leases held by members of the Sayer Group, which cover approximately 3 million acres in Turkey. At the closing of this option of other exploration and production licenses and leases in Turkey, we paid Aladdin Middle East a one-time contribution towards past costs of $315,000 and are required to pay a monthly administration fee covering ongoing exploration license and production lease rentals and filings. The parties will jointly decide on future exploration programs, including the prioritizing of prospects and well site selections, subject to the requirements of Turkish law. We exercised this option in November, 2003. The option subsequently closed in February, 2004. Certain of these Exploration Licenses and Production Leases are located in the South-East Turkey portion of the Arabian Basin on trend with the major oilfields in Turkey, Syria, Iran and Iraq. Other Exploration licenses cover the southern half of the Toz Golu Salt Lake Basin, just south of Ankara, the Antalya Basin in the eastern Mediterranean, close to the Bulgurdag Oil Field (owned by the Sayer Group Consortium), and the onshore portion of the Aegean Basin in Western Turkey adjacent to the Prinos Oil Field, the only producing oilfield offshore Greece.

         In January, 2004, Avenue Energy signed new joint operating and related agreements with Aladdin Middle East and its affiliates covering drilling and production operations at both the Karakilise license and other exploration and production licenses and leases in Turkey referred to above. Under the Agreements, Avenue currently holds a 50% participating interest in the Karakilise and the other additional licenses and leases subject to a 7.5% overriding royalty interest (excluding governmental royalties) in favor of an affiliate of the Sayer Group. The parties have also agreed that Avenue Energy, at its discretion may elect to change its interest in any future wells from 50% to no less than 25%; provided that, if Avenue chooses to reduce its participation in any well, its ongoing interest in the subsequent development at that particular license will also be reduced to the percentage previously selected by Avenue.

Black Swan Petroleum - Thailand

         Avenue Energy's acquisition of the Black Swan Petroleum shares from the affiliate of Dr. Poll pursuant to the November 2002 Stock Purchase Agreement is subject to the satisfaction of certain conditions of closing, which we believe have not yet occurred. Avenue Energy is currently in discussions and seeking to finalize with Dr. Poll an amendment to the Stock Purchase Agreement. The closing of the Stock Purchase Agreement will be subject to the satisfaction of a number of conditions, including a further extension by the Thai government of Black Swan Petroleum's initial drilling obligations at the Block B7/38 petroleum concession. There can be no assurances that an amendment to the Stock Purchase Agreement will be entered into and that the conditions of closing will be satisfied and that this transaction will subsequently close.

         The Block B7/38 petroleum concession located in the Gulf of Thailand has five drillable prospects and two leads identified by two dimensional and three dimensional seismic coverage, as well as a host of follow up structural and stratigraphic leads in a basin with proven oil potential. We believe that these prospects have substantial oil potential as a result of the Shell Nang Nuang oil discoveries adjacent to Black Swan Petroleum's drilling targets. The petroleum concession is situated within the Chumphon Basin, one of a series of North-South trending systems of Tertiary rift basins, which extend through the Gulf of Thailand and onshore. The Chumphon Basin is an asymmetric half-graben complex controlled to the west by the major Khlong Marui fault zone with a mid-basin ridge separating the basin into sub-basins. The Tertiary fill consists mainly of Oligocene-Miocen continental clastic sediments with the deepest part of the Basin located to the west along a down-thrown side of the Khlong Marui Fault where the Tertiary is more than 5km thick.

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

         Black Swan Petroleum has the rights to petroleum exploration until March 2, 2005. If the concessionaire desires to renew the exploration period, a renewal application is required to be lodged not less than 6 months prior to the termination of the exploration period. Pursuant to the terms of the petroleum concession, the obligations are split into two obligation periods that require certain mandatory expenditures for seismic reprocessing and acquisition, geological studies and drilling.

         Approximately $4 million has already been spent on pre drilling exploration within the petroleum concession during the first obligation period, which originally ended on March 2, 2002 and was extended until March 2, 2004 by the Thai government. The concessionaire was obligated during the first obligation period to do geological studies, 3D seismic surveys and processing and the drilling of one well. The drilling of the well by the end of the first obligation period was not completed; however, Avenue Energy has been informed by Dr. Poll that he believes that Black Swan Petroleum will be able to obtain another extension for this requirement until March 2, 2005.

         In the event that this transaction closes, Black Swan Petroleum currently believes it will commence drilling of its first well at the concession on the Hong Fah prospect in the last quarter of 2004. The estimated dry hole drilling cost for the well is $2.5 million, and if a discovery is made, an additional $2 million to test and complete the well. However, in the event of a dry hole, Black Swan Petroleum will be required to expend no less than $4.3 million prior to March 2005 or such other agreed upon timeframe to be determined with the Thai authorities. Future exploration and drilling expenditures of Black Swan Petroleum would be in accordance with the budgets approved by the shareholders of Black Swan Petroleum. The second obligation period, ending March 2, 2005, requires an additional $4.5 million to be expended for reprocessing ($100,000), geological studies ($200,000), the drilling of a second well ($4 million) and incidental costs ($200,000). To keep the second obligation period in effect, the concessionaire must satisfy the obligations of the first obligation period.

Videodome Networks, Inc. -- Operational Strategy

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

         The VideoDome digital media platform is custom built. The company is actively developing three core elements of its business development strategy. These are direct sales, the Partner Program and the Syndication and Subscription Services segments. VideoDome's direct sales efforts currently focus in six key market verticals which include health and beauty, automotive, corporate messaging and/or training, education (distance learning and/or training), religion, medical (continued education). The most conducive of these channel partners include web developers and firms, graphic designers, web hosting providers and/or data centers, production studios and facilities. VideoDome's Syndication services allows clients to re-package and bundle client content similar to the cable and satellite television model which in turn can make this media available to their end-users (site visitors). VideoDome's Subscription services enables clients to sell their content in a pay-per-view or membership driven model. Both services provide potential for VideoDome to cross from an Internet client-base to real-world clients in the satellite, set-top, 3G-wireless and digital television industries.

         Currently VideoDome's digital media publishing platform supports both live events and on-demand media under both the wireline (traditional desktop access) and wireless Internet (PDA's, cell and WiFi). Its web-based platform addresses key areas in the digital media environment and ties them together into a single application. Company administrators can upload media or insert remote media server publishing points and through a hierarchical interface create content channels and titles. All titles allow for additional metadata completion such as text and graphics. A `skin wizard' system ties content in from the content management side and can seamlessly create templates/skins for publishing to the web or corporate Intranet. These skins can be customized as custom pop-up, thumbnail template or embedded video templates. The publishing segment allows for scheduling and enable/disable status of media. The platform also wraps the entire media archive with a powerful video search engine. A set of vertically integrated add-on's including security, syndication and audience-measurement; VideoDome SecureStream Module, disables unauthorized streaming of media on other sites. VideoDome Syndication Module allows for re-packaging of media assets and wrapping into a new skin for syndication to partners as well as integrated audience measurement for syndication partners. Real-time audience measurement add-on can generate real-time reports within 6 seconds. Pre-built reports ready to be used provide easy output into PDF, DOC, RTF or Crystal Reports for very easy distribution and comprehension within the organization.

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

Other Digital Media Activities

         On January 14, 2002, the Company completed the acquisition of certain of the assets of Streamcom Pty Ltd, a company engaged in the digital media sector. As provided in the agreement, the Company issued 10,000,000 shares of common stock to Streamcom in January 2002. The Company acquired existing infrastructure, equipment and personnel that were of strategic importance to its plans for an increased digital media focus. In July 2002, following the loss of certain key personnel at Streamcom and in light of the lack of any meaningful revenues being generated by Streamcom, the limited financial resources available to the Company and the Company's shift in strategic focus previously discussed, the Company opted to curtail its existing digital media activities in Australia at this time and increase its focus and resources in the more developed U.S. market through VideoDome.

Stampville.com, Inc. -- Operational Strategy

         Stampville is a "portal community" web site for the collectible postage stamps community and for hosting philatelic services to dealers, collectors and hobbyists. The Stampville web site merges the traditional hobby of stamp collecting with the technological advantages of the Internet. Stampville believes that doing so fills a gap in the stamp-collecting marketplace by establishing an online stamp network for stamp collectors. Following the general formats of a number of commercial web sites, Stampville anticipates that its web site can produce increased revenues through sales, advertising, and services to the philatelic community. Stampville believes the Internet is an ideal medium for selling thematic and non-thematic collectibles. The natural and worldwide appeal of stamp collecting and stamp art is particularly conducive to electronic commerce.

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

Prospects for Stampville.com

         In March 2002, in view of the limited financial resources available and after reviewing possible alternatives, Stampville underwent an operations restructuring. Oversight of substantially all of Stampville's activities reverted to its founders, Messrs Malamud and Popack in New York. In the past we have advanced additional working capital to Stampville and these loans are still outstanding to us, though we are no longer advancing any funds to or on behalf of Stampville and absent new developments, we do not anticipate providing any material amount of funding to Stampville in the foreseeable future. Currently, Stampville is funding its operations from its cash flow. Management continues to explore strategic alternatives for the development of Stampville.

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

Roo Group, Inc.

         In November, 2003, we made a further investment of $200,000 in what was formerly ROO Media Corporation, enabling it to merge with the publicly traded Virilitec Industries, Inc. As a result of this we own 40,000,000 shares (25.4% as at December 2003) of common stock in the newly merged entity, now known as ROO Group, Inc., operated and controlled by Robert Petty, a former President of ours. Other than through the voting power of our ownership of common stock in ROO, we exert no control over the business operations or management of ROO.

         ROO recently announced that it has purchased 80% of the outstanding shares of Reality Group Pty Ltd, a provider of integrated communication solutions, including company branding solutions through to online advertising and direct marketing solutions. According to ROO, Reality will continue to operate as an independent subsidiary of theirs and the management and board of Reality will be retained and continue to manage that company.

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

         We are, and will for the indeterminate future continue to be, an insignificant participant in the Internet and Digital Media business. We have become increasingly active in the area of digital media, focusing both on the services sector and content distribution and syndication. There are several companies in this space including, Virage, Akamai, Speedera, Activate, Vast Video, Videoaxis, Everstream, Feedroom, Audiobase Inc., Video Pipeline, ON24, Newstream and more. We expect to encounter intense competition from other entities having business objectives similar to these business objectives. Many of these entities are well established and have extensive experience in this space and possess far greater financial, technical, human and other resources than VideoDome has and there can be no assurance that VideoDome will have the ability to compete successfully. Because the barriers to entry are low and potential competitors can establish competing businesses at relatively low cost,

VideoDome expects to face strong competition, both from individuals and entities comparable in size to them as well as large, well-established and well-funded competitors. Because of the size of the potential market which VideoDome hopes to serve, it expects that as it becomes more visible and important providers, it will face additional competition. VideoDome's financial resources will be limited in comparison to those of many of its competitors.

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

INTELLECTUAL PROPERTY

         All of our software was acquired from third parties. None of Avenue Group, Stampville, or VideoDome has registered copyrights on any software. We rely upon confidentiality agreements signed by our employees. Stampville has previously trademarked with the United States Patent and Trademark Office registration of "Stampville.Com" and three designs, combined with words, letters and/or numbers as trade and service marks. Except as discussed above, Stampville has not taken any steps to protect the technology or other intellectual property it uses and is developing, and does not know if such technology or intellectual property can, in fact, be protected from use by others.

         Subject to its receiving additional financing, VideoDome may file one or more patent claims addressing, among other things, scalable video conversion processes, dynamic directories, cataloging and administration. There is no guarantee that either Stampville or VideoDome will successfully complete their respective trademark and patent applications. In the event Stampville or VideoDome fails to complete their respective trademark or patent applications, the companies may suffer the risk of having competing companies make use of their respective marks and technology. In such a case, both Stampville and VideoDome would lose the exclusive use of their respective marks and technology, thereby losing a significant portion of their respective competitive advantages.

         There can be no assurance that the steps taken to date by us will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, there can be no assurance that licenses for any intellectual property that might be required for our services or products would be available on reasonable terms, if at all.

         Although we do not believe that our products infringe the proprietary rights of any third parties, and no third parties have asserted patent infringement or other claims against us, there can be no assurance that third parties will not assert such claims against us in the future or that such claims will not be successful. Patents have been granted recently on fundamental technologies in the communications and multimedia areas, and patents may be issued which relate to fundamental technologies incorporated in our products. Since patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed which, if issued as patents, could relate to our products. In addition, participants in our industries also rely upon trade secret law. We could incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block our ability to provide services in the United States or abroad. Such a judgment could have a material adverse effect on our business, financial condition or results of operations.

ENVIRONMENTAL MATTERS

         Our operations are subject to various laws and regulations relating to the environment, especially related to our oil and gas operations, which have become increasingly stringent. These laws and regulations may require us to remediate or otherwise redress the effects on the environment of prior disposal or release of chemicals or petroleum substances by us or other parties. We expect to make provisions for environmental restoration and remediation at the time we determine that a clean-up is probable and the amount of such clean-up is reasonably determinable. The costs of future restoration and remediation are inherently difficult to estimate, could be significant, and may be material to the results of our operations in the period in which they are recognized and may have a material impact on our financial position or liquidity. Our operations are also subject to environmental and common law claims for personal injury and property damage caused by the release of chemicals or petroleum substances by us or others.

         There are no known proceedings instituted by governmental authorities, pending or known to be contemplated against us under any international, United States federal, state or local environmental laws. We are not aware of any events of noncompliance in our operations in connection with any environmental laws or regulations and we are not aware of any potentially material contingencies related to environmental issues. However, we cannot predict whether any new or amended environmental laws or regulations introduced in the future will have a material adverse effect on the future business of Avenue Group, Inc.

RESEARCH AND DEVELOPMENT

Avenue Energy

         Research and development for Avenue Energy is ongoing as a requirement of contractual agreements and the nature of oil and gas exploration in general. Funding for research and development is a component of costs and payments to the Sayer Group, the Government of Thailand and related affiliates as outlined above under the section "Business Strategy."

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

Digital Media

         VideoDome continues to pursue opportunities to improve products and services. Currently, research and development is conducted internally and through outsourcing agreements. VideoDome continues to develop the products and services it offers customers.

GOVERNMENTAL MATTERS

         The status of Avenue Energy as a petroleum right holder and its continued ability to directly own the leases in connection with its interests in licenses and leases in Turkey and ability to operate as such, is subject to ongoing compliance with Turkish Law. Pursuant to an ongoing Representation Services Agreement with Mr. Oyman Sayer in Turkey, these compliance matters and the day-to-day administration of Avenue Energy's regulatory affairs in Turkey are handled by Mr. Sayer, who receives quarterly fees of $30,000 (plus VAT) for such services. The potential acquisition of the shares in Black Swan Petroleum and the consummation of the relevant Agreement are still subject to certain conditions including but not limited to certain extensions being approved by the Royal Thai Government.

EMPLOYEES

         As of March 15, 2004 the Company together with its affiliated subsidiaries, except Stampville, employed 4 full-time employees including 3 officers and one independent contractor and 4 part-time employees and/or consultants including 1 officer. Mr. Malamud and Mr. Popack serve as officers and directors of Stampville. At this point in time, Stampville does not have any employees; all work is done through its directors and three independent contractors.

ITEM 2.    PROPERTIES

         Our and VideoDome's principal executive offices are located at Gelb Plaza at 17547 Ventura Boulevard, Suite 305 in Encino, California. In March, 2004 we signed a new one year lease covering this office space of approximately 1425 square feet at a rate of $2,636 per month with an option to renew the lease for an additional year thereafter.

         In addition, we currently have offices located at 34-36 Punt Road, Windsor 3181, Melbourne, Victoria, our original headquarters. The office consists of a newly built stand-alone office and showroom with on-site parking and approximately 540 square meters of office and showroom space. On February 4, 2002, we entered into a Contract of Sale over the Melbourne premises. The sale closed on March 25, 2002. Under the terms of the Contract of Sale, we received a total consideration of AUD$983,000, then equivalent to approximately $503,000. Pursuant to a further agreement with the purchaser, we received a rent-free period to continue occupying these offices in Melbourne for a period of 12 months from the date of closing. Since April 2003, we have occupied approximately half of this space, under a lease with the annual rental rate set at $45,000 Australian Dollars (approximately USD $34,000) We are currently renewing this lease on similar terms, based on a 3% increase, for at least a further 12 months and possibly beyond.

         Avenue Energy also maintains a branch office in Ankara, Turkey operated by Mr. Oyman Sayer, as described in "Governmental Matters" above.

         The oil and gas leases and licenses where we have an interest are located in southeast Turkey, which forms the north flank of the Arabian Basin and which lies adjacent to the oilfields of Iraq, Iran and Syria. In 2003 we drilled the Tosun-1 well, which is part of the Tosun License, located in Petroleum District XII -- Gaziantep in the Republic of Turkey covering 3,278 hectares and the Karakilise-1 well, part of the Karakilise License, located in Petroleum District XI- Diyarbakir in the Republic of Turkey covering 122,943 hectares.

         Other Exploration licenses cover the southern half of the Toz Golu Salt Lake Basin, just south of Ankara, the Antalya Basin in the eastern Mediterranean, close to the Bulgurdag Oil Field (owned by the Sayer Group Consortium), and the onshore portion of the Aegean Basin in Western Turkey adjacent to the Prinos Oil Field.

         Black Swan Petroleum's oil and gas concession, is located in the Chumphon Basin in the Gulf of Thailand, covering 2,293,875 acres. In March 2004, Black Swan Petroleum submitted a scheduled partial acreage relinquishment proposal to the Thai authorities, which if approved, will reduce the concession to about one third of the original permit. The retained portion of the concession covers all of the known prospects and leads in the basin. In the event this transaction with Dormley Pty Ltd is consummated we will have a 36% ownership interest in Black Swan Petroleum.

         We have acquired interests in oil and gas properties through our acquisition of a participation interest in the Sayer Group rights and potentially our share of rights with respect to Black Swan Petroleum's concession through our potential ownership interest in Black Swan Petroleum. In connection therewith, we have relied on the representations and warranties of the holders of these rights. In the event we acquire ownership directly in the future, we currently intend to perform only a perfunctory title examination at the time of acquisition of undeveloped properties, as is customary in the oil and gas industry. Prior to the commencement of drilling, in most cases, a thorough title examination will be conducted and significant defects will be remedied before proceeding with operations. We believe that the title to these properties is generally acceptable to a reasonably prudent operator in the oil and gas industry. The properties to be acquired by us will be subject to other interests customary in the industry, liens incidental to operating agreements, current taxes and other burdens, minor encumbrances, easements and restrictions.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are currently not a party to any legal proceedings.

         Aladdin Middle East, the operator of the leases and licenses where we have an interest in Turkey, is from time to time party to litigation regarding its operations on these properties, including breach of contract and land use litigation in the ordinary course of business, and has advised us that claims have been asserted against it by various parties in the ordinary course of business. For a discussion of litigation involving the Karakilise-2 well and license, see Recent Developments.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  At our Annual Meeting of Stockholders held on December 29, 2003, our shareholders approved the following two resolutions:

                  (1) To elect three Directors, each to serve for a one-year term or until their successors are duly elected and qualified and

                  (2) To ratify the selection of the firm Weinberg & Company, P.A. as our independent accountants for the year ending December 31, 2003.

                  The number of shares voted and represented at the meeting was 119,489,341 shares, representing in excess of 59% of total shares outstanding as of the record date, which shares were voted in favor of all resolutions, except for a single shareholder with 100 shares voted to withhold his shares from a vote in favor of each of the nominees and to abstain in connection with the notification of the of the election of our independent accountants.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock was listed in April 2002 for trading on the NASDAQ Bulletin Board under the symbol "ITTE." In 2003, due to our name change, our trading symbol because "AVNU." To date, due in part to the small size of the public float on our shares, there has been a limited public market for the common stock and there can be no assurance that an active trading market for the common stock will develop. As a result thereof, the price of the common stock is subject to wide fluctuations and the current market price of the common stock may not be an accurate reflection of our value or the common stock's further trading value.

         On October 4, 2002 our common stock began trading on the third market segment of the Frankfurt Stock Exchange under the symbol ITQ and the German Cusip number (WKN) 722 861.

         The following table sets forth, for the period indicated, the high and low sales prices per share for our common stock as reported on the NASDAQ Bulletin Board:

         Fiscal Year ended December 31, 2003
                                                          High            Low
                                                       --------           ----
         First Quarter                                 $   0.68           0.53
         Second Quarter                                $   0.73           0.58
         Third Quarter                                 $   0.65           0.45
         Fourth Quarter                                $   0.64           0.30


         Fiscal Year ended December 31, 2002
                                                          High            Low
                                                       --------           ----
         Second Quarter                                $   0.13           0.08
         Third Quarter                                 $   0.23           0.05
         Fourth Quarter                                $   0.83           0.20

SHAREHOLDERS

         As of March 22, 2004, the Company had 72 shareholders of record.

DIVIDEND POLICY

         It is the present policy of the Board of Directors to retain earnings for use in our business. We have not declared any cash dividends to our shareholders and we do not anticipate paying dividends in the foreseeable future.

TRANSFER AGENT

         The Transfer Agent and Registrar for the Company's common stock is Transfer Online, Inc. Its address is 317 SW Alder Street, 2nd Floor Portland, Oregon 97204 and its telephone number at that location is 503-227-2950; Fax 503-227-6874.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND PLAN OF OPERATIONS

         Avenue Group, Inc. was incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development, e-commerce and digital media businesses through interests in our operating subsidiaries, Avenue Energy, Inc., Stampville.Com Inc. and VideoDome.com Networks, Inc., and through our equity interest in ROO Group, Inc. ("ROO") which was 25.4% as of December 31, 2003 and which is traded on the NASDAQ-OTCBB. We have three wholly-owned subsidiaries, I.T. Technology Pty. Ltd., which was established to further our operations in Australia; Avenue Energy, Inc., which we formed in November 2002 to broaden our strategic focus and pursue potential growth and investment strategies in the oil and gas sector; and Bickhams Media, Inc, which owns 50% of VideoDome. Avenue Group, Inc. currently owns 50.1 % of Stampville. Except as expressly indicated to the contrary, references to "we," "us," or "our" contained in this references in this document include Avenue Group, Inc. and/or our wholly owned subsidiaries.

         We have limited sales, and our activities through December 31, 2003 have been principally devoted to organizational matters, raising capital, establishing and advancing operations at Avenue Energy, which commenced commercial oil production at the Karakilise-1 well in September 2003, and acquiring equity interests in our operating subsidiaries Stampville and VideoDome and in ROO. Stampville specializes in the wholesale and Internet sale of philatelic memorabilia, including stamps and other collectibles. VideoDome provides a range of Digital Media services, including but not limited to: hosting and delivery, media management services, registration and delivery of video stream via the Internet. ROO is a digital syndication service provider specializing in the delivery and management via the Internet of syndicated multi-media and video content. We have incurred losses since inception, and management anticipates incurring substantial additional losses as we pursue our strategies.

         In April, 2002 our Common Stock commenced trading on the NASDAQ OTC-Bulletin Board under the symbol "ITTE." As a result of our name change our symbol is now "AVNU." In July 2002, we relocated our principal executive offices to California, but continue to maintain our office in Melbourne, Australia.

         Due to changes in the marketplace and the economic environment, in 2002 we sought to broaden our strategic focus and pursue a broader range of potential growth and investment strategies. In connection with this, our Board of Directors approved a proposal to change our name to "Avenue Group, Inc." Our shareholders approved the name change at our 2002 Annual Meeting of Stockholders, which was held on December 24, 2002 and it became effective on January 21, 2003.

         As part of our shift to a broader strategic focus, during the second half of 2002 we began to consider acquisitions of and investments in oil and gas exploration and production entities. Avenue Energy, Inc. was formed to pursue this line of business.

         On November 11, 2002, Avenue Energy entered into a Stock Purchase Agreement with a company controlled by Dr. Jaap Poll to acquire 36% of the outstanding capital stock of Anzoil (Thailand) Pty Ltd., now known as Black Swan Petroleum, in exchange for up to 20 million shares of our common stock. Avenue Energy also agreed to engage the services of Dr. Poll as its Director of Exploration on a part time consultancy basis. Dr. Poll was also elected as a Director of Avenue Energy. The closing of the sale of the Black Swan Petroleum shares was subject to the satisfaction by the seller of a number of conditions of closing. Due to delays in the closing of this transaction, the parties are currently discussing a renegotiation of this Stock Purchase Agreement. At this time we cannot predict when, if ever, this transaction will be consummated.

         On November 18, 2002, we entered into a Farmin and Participation Agreement with Sayer Group Consortium and Middle East Petroleum Services Limited. Pursuant to the terms of the agreement we paid $250,000 in November 2002 and acquired an option that allowed us to participate in and acquire a 45% working interest in up to 31 exploration licenses and 2 production leases held by the members of the Sayer Group in Turkey, as well as the option to participate with a 45% interest in oil and gas properties or rights acquired by the Sayer Group in the future, so long as we continue to be an active right holder in an exploration or production lease with the Sayer Group.

         During 2002 we exercised an option under the Farmin Agreement to acquire a 45% interest in the Tosun-1 well and License by paying an additional $2.25 million in December 2002, which represented about 50% of the estimated well cost. Drilling of this well commenced in the fourth quarter of 2002. During 2003, Avenue contributed an additional payment of $250,000 on May 30, 2003, in full satisfaction of any and all costs incurred at Tosun-1, thereby bringing our aggregate and final payments in connection with the Tosun-1 well and license to $2.75 million. Drilling on the Tosun-1 well continued through May 2003 at which time total depth was reached and testing at Tosun-1 continued to determine if initial oil recoveries would become commercially viable. Although over 100 barrels of good quality oil were recovered at this well, the recoveries were a mixture of mostly formation water and some oil, which indicates that the potential oil and water producing zone(s) have not effectively been isolated from each other by the bottom hole cement plug placed by the operator. In August 2003, the operator proposed, and the joint venture parties agreed to, the abandonment of the well, but not the License, as it was likely that the well would produce too much water from this location to be commercial. However, the recovery of oil from this well confirms that oil exists in the Tosun License. The joint venture believes that the Tosun-1 well encountered an oil accumulation near the edge of a field of unknown extent. The joint venture is considering carrying out a seismic survey to assist mapping of the oil structure. Without further seismic and additional drilling, no determination can be made whether the recovery of oil from the Tosun-1 well will ultimately lead to a commercial development elsewhere on the Tosun structure.

         In addition, as a result of the Company's exercise of the option with respect to the Tosum-1 well, it had an option to acquire up to a 45% participating interest in the Karakilise-1 well and license located in the Diyarbakir petroleum district in southeast Turkey. On April 17, 2003, the Company exercised the Karakilise option. Spudding of the Karakilise-1 well occurred in late June 2003. The total exercise price of the Karakilise-1 well and license option was $2,000,000 due in installments based upon the progress of the drilling of this well. Pursuant to the Farmin Agreement as amended again in July 2003, the Company completed payments on the full exercise of this option in September 2003 (Also see Recent Developments).

         Following our participation in the two initial wells in 2003, we elected to exercise our option into the additional exploration licenses and leases held by members of the Sayer Group in Turkey. Avenue Energy exercised the option over these in November 2003; however, the necessary agreements to effectuate this exercise and to complete this transaction were completed in January 2004.

         In addition, in November 2003, we exercised an option which requires that the Sayer Group workover (reopen) up to five existing wells in the Kahta Field and drill up to three additional wells in the Kahta license at fixed costs to us of $150,000 per well for workovers and $400,000 per well for new wells. We will receive 95% of net revenues until we recover 100% of our entire investment of $2.75 million in Tosun-1 and up to $1.95 million in the Kahta Field and thereafter will receive 50% of net revenues from these Kahta wells under the new Agreements. We have until November 2004 to commence these operations.

         During 2003 we continued to work with our other operating subsidiaries Stampville and VideoDome and with ROO Media Corporation. Stampville operated in 2003 without financial assistance from the Company. Management continues to explore strategic alternatives for the development of Stampville. In November, 2003 we assisted ROO Media Corporation in financing its merger with Virilitec Industries, Inc., whose shares are traded on NASDAQ-OTCBB. The shares of the surviving entity, ROO Group, Inc., continue to be publicly traded on NASDAQ-OTCBB. As of December 31, 2003, we owned approximately 25.4% of the outstanding shares of ROO.

RESULTS OF OPERATIONS

Year ended December 31, 2003 versus year ended December 31, 2002

         During the year ended December 31, 2002 our activities were mainly made up of finalizing an OTC Bulletin Board listing, raising additional capital, seeking out new growth and investment opportunities, leading to the incorporation and commencement of operations at Avenue Energy, and other corporate activities. In the year ended December 31, 2003, operational activities increased significantly, with a principal focus on the further development of operations at Avenue Energy, particularly our oil and gas activities in the Republic of Turkey, as well as other corporate activities.

         We generated $470,476 in revenues in the year ended December 31, 2003, versus $123,867 in the year ended December 31, 2002. The increase was predominantly the result of both a significant increase in sales at VideoDome from the previous year and from Avenue Energy, which generated its first revenues since its inception in September 2003, following the commencement of oil production from its Karakilise-1 well discovery in Turkey. Avenue Energy's net share of oil production accounted for $157,682 in revenues for the year ended December 31, 2003. VideoDome's revenue was up significantly from the previous year and accounted for $281,352 of total revenues, with the remaining revenue of $31,442 attributable to Stampville. Management attributes the significant increase in VideoDome's revenues to a wider market adoption of its products and services and its ability to enter into new market segments as a result of improved product offerings and also a result of existing customer contract renewals and new sales efforts.

         Our operating expenses increased significantly in the year ended December 31, 2003. This is predominantly the result of additional costs incurred in connection with development of operations at Avenue Energy, which was actively involved in exploration activities and finalizing the acquisition of additional acreage in Turkey during the year. The most significant operating expense increase was the result of an impairment loss of $1,453,297 recorded in the second quarter in connection with Avenue Energy's Tosun-1 exploration well in Turkey. The impairment loss resulted from the operator of the Tosum-1 well proposing in August 2003 that the joint venture parties abandon the well, but not the license, as it was likely that the well would produce too much water to be commercial. The joint venture is considering carrying out a seismic survey to assist in mapping of the oil structure. Without further seismic and additional drilling, no determination can be made whether the receovery of oil from the Tosum-1 well will ultimately lead to a commercial development elsewhere on the Tosum stsructure. In addition to this, the year ended December 31, 2003 represented the first full year of operations at Avenue Energy, including the operating expenses associated with the engagement of key personnel and consultants, including the services provided by our Chief Executive Officer and our Director of Exploration. Also included in these consulting expenses are various principally non-cash expenses related to the engagement of several investment and merchant banking and public and investor relations consultants. Overall, these expenses to consultants accounted for an increase of approximately $657,782 to general and administrative expenses from the previous year. The remaining increase in operating costs is largely attributable to other general and administrative expenses which increased as a result of legal and professional fees ($139,922 increase) and travel related expenses ($75,332 higher), both to a large extent related to corporate activities and expenses associated with Avenue Energy's first full year of operations. Rent expenses were also $48,521 higher than last year, essentially as a result of the expiration of the rent-free period extended to us at our Australian offices in the previous year ended December 31, 2002.

         Overall, we incurred a net loss of $4,691,177 for the year ended December 31, 2003, compared to a net loss of $1,804,949 for the year ended December 31, 2002. A significant part of this increase is attributable to the previously mentioned impairment loss of $1,453,297 recorded in the second quarter in connection with Avenue Energy's Tosun-1 exploration well in Turkey. Our net loss also increased as the result of a one-time $1.3 million interest expense recorded in connection with the conversion into our common stock of a convertible promissory note during the third quarter of 2003 at a discount to the common stock's then prevailing market price.

         Excluding the conversion and impairment losses as described, the net loss for the current year increased by only $102,931 from the previous year. This was due to the increased operating expenses being offset in part by an increase of $346,609 in overall revenues and the fact that there was a $355,869 impairment loss for marketable securities recorded during the same period in 2002.

FINANCINGS

         In the year ended December 31, 2003, the Company entered into agreements with accredited investors in a private placement pursuant to which it had an aggregate of 21,123,667 shares of its restricted common stock issued or to be issued as at December 31, 2003. This resulted in proceeds of $3,687,524. The investors received registration rights with respect to the shares issued to them. Proceeds from the offering were principally utilized to fund Avenue Energy's oil and gas activities in Turkey and for working capital.

         In July 2003, we issued 1,000,000 shares of common stock to Robert Petty and ROO Media Corporation in connection with the exercise of 1,000,000 stock options previously issued for $100,000.

         On April 15, 2003, we entered into a purchase agreement with an accredited investor for the sale of a $1.3 million principal amount of one year convertible notes bearing interest at a rate of 3.5% in a private placement to assist with the financing of drilling operations in Turkey. The purchase agreement was amended on September 15, 2003, pursuant to which the purchaser funded the balance due under the agreement and cancelled the original $300,000 of notes issued to him in return for a new $1.3 million convertible note that was immediately convertible into shares of our restricted common stock at a price of $0.15 per share. Shortly after receipt of the new convertible note the purchaser converted the entire principal amount thereof at $0.15 per share into 8,666,667 shares of our restricted common stock.

LIQUIDITY AND CAPITAL RESOURCES

         We have generated losses from inception and anticipate that we will continue to incur significant losses until, at the earliest, we can generate sufficient revenues to offset the substantial up-front capital expenditures and operating costs associated with establishing, attracting and retaining a significant business base. Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a net loss of $4,691,177 and a negative cash flow from operations of $1,574,296 for the year ended December 31, 2003, and an accumulated deficit of $12,625,685 as of December 31, 2003. There can be no assurance that we will be able to generate meaningful revenues or achieve profitable operations.

         The capital requirements relating to implementation of our business plan will be significant. As of December 31, 2003, we had cash of $1,898,784 and working capital of $1,759,137 versus $2,147,775 and $1,384,582 respectively as of December 31, 2002. Of our working capital as of December 31, 2003 approximately $1,061,000 has been utilized towards completing our acquisition of many additional leases and licenses in Turkey and our initial payments in connection with our participation in the Karakilise-2 well (See Recent Developments).

         During the next twelve months, we intend to further develop our oil and gas activities. In order to fully participate in the Karakilise-2 well, the Khata field workovers and the drilling of a new well at the North Rubai prospect and to fund corporate overhead expenses, we will need to expend at least approximately $6.5 million during the next twelve months. In addition to the foregoing, we will be required to expend significant additional capital to fully participate in other scheduled oil and gas activities in the Republic of Turkey during the next 12 months. To date we have been dependent on the proceeds of private placements of our debt and equity securities and other financings in order to implement our operations. Management plans to rely on the proceeds of recent private placements, loans from affiliates, at their discretion, and/or debt or equity financing to finance its operations. During 2004, we have continued to seek additional capital in order to meet our cash flow requirements, though we have not yet confirmed any further arrangements for ongoing funding. There is no assurance that we will be successful in achieving any such financing or raise sufficient capital to fund our operations and further development. There can be no assurance that any such financing will be available to us on commercially reasonable terms, if at all. If we are not successful in sourcing additional capital, we may have to significantly curtail our operations and this could have a material adverse affect on our business, results of operations and financial condition.

         Although our subsidiaries, Stampville and VideoDome, do not currently require capital from us, for the foreseeable future, they will not generate sufficient excess capital to fund any significant expansion plans. In addition, we require capital to fund our corporate overhead and the overhead costs of Avenue Energy. We have engaged the services of several investment and merchant banking consultants on a non-exclusive basis to assist us in these and other activities. Pursuant to the terms of consulting agreements entered into in September 2003 we issued 200,000 shares of our restricted common stock in private placements to the consultants for their services.

         In addition to the capital costs of our oil and gas exploration activities in Turkey, in the event we complete the renegotiation of the Stock Purchase Agreement, the necessary requirements for closing of our acquisition of 36% of the capital stock of Black Swan Petroleum Pty Ltd occurs and drilling at the concession in the Gulf of Thailand commences, the participants will be required to contribute their proportional share of the costs of the expenditure obligations of approximately US $4.3 million (less the balance of the funds allocated to Black Swan specifically for this program - estimated to be US $1.8 million).

         In addition, during the fourth quarter of 2003 the Sayer Group advised us that it believes that additional production, storage facilities and infrastructure improvements will be required at the Karakilise license to support the Karakilise-1 well and additional development wells which may be drilled. We are in discussions with the Sayer Group regarding the necessity for, timing and nature and costs of these capital expenditures. The cost of our participation in all of these projects at the Karakilise license has not yet been determined, but could be up to approximately $484,000 through March, 2004. The Company may elect not to participate in its share of the costs of the capital improvements suggested by the Sayer Group. In such an event, the Sayer Group may elect to undertake these projects on a "sole risk" basis in which case we would not share in any revenues derived therefrom.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         We have identified the following significant policies as critical to the understanding of our consolidated financial statements. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are:

         A.       The fair value of our investment in ROO

         B. The impairment loss and carrying amount of our investment in the Turkish oil joint venture.

         C. The assumptions used in calculating the fair value of our stock options issued using the Black-Scholes pricing model.

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

         A. We account for our investment in the Turkish oil joint venture under the equity method, and therefore our investment is recorded at cost is adjusted in the future for our proportionate share of undistributed earnings or losses.

RECENT DEVELOPMENTS

Exercise of All Other Licenses and Leases Option in Turkey

         In January 2004, we entered into new joint operating and related agreements with the Sayer Group and its affiliates covering the future drilling and production operations at the Karakilise license and other exploration and production licenses and leases in Turkey (the "Additional Licenses"). At that time we paid the Sayer Group as a one-time contribution towards past costs of $315,000. We will also be required to pay monthly administration fee covering exploration license and production lease rentals and filings. Under the new Agreements, we increased our participating interest in the Karakilise and Additional Licenses from 45% to 50%, though these interests are subject to an overriding royalty interest of 7.5% (excluding governmental royalties) in favor of Ersan Petrol Sanayii A.S., an affiliate of the Sayer Group and this now incorporates the previous 10% interest in the leases and licenses that was formally held by Middle East Petroleum Services Limited. Under the new Agreements, the parties have also agreed that Avenue Energy, at its discretion may elect to change its interest in any future wells from 50% to no less than 25%; provided that, if it chooses to reduce its participation in any well, its ongoing interest in the subsequent development at that particular license will also be reduced to the percentage previously selected by it. We also maintain our rights to acquire up to a 50% interest in future exploration and production licenses acquired by the Sayer Group in Turkey upon the same terms. In connection with the foregoing, Avenue Energy opted not to exercise its option with regard to AME's remaining interests in several other exploration licenses, which were the subject of a farmout agreement with a third party.

Karakilise

         In February 2004, Avenue Energy notified Aladdin Middle East, the operator of the Karakilise oil field and the Karakilise Licenses, that it would maintain a 50% interest in the drilling of the Karakilise-2 oil appraisal well. The well was scheduled to commence drilling in March 2004, but delays have been encountered pending a resolution of outstanding issues regarding the property, as discussed below. Avenue's 50% share of the turnkey drilling costs of the Karakilise-2 well will be approximately $1.5 million of which 50% was paid in February 2004, with the balance payable upon the operator's reaching certain drilling objectives in the well together with a 50% share of completion costs in the event of the well being completed as a further producer on the field. We may seek to transfer our deposit ($750,000) to the drilling costs of other projects included amongst the acreage held by us in Turkey.

         Additionally, in March 2004, Avenue Energy was notified by the operator of the Karakilise-1 well, that an additional investment into the joint venture for infrastructure relating to the Karakilise field and workover costs for the Karakilise-1 well of approximately $484,000 above and beyond what has been contributed to date would be required. This includes additional road reinforcement, electrification, various other field expenses and the costs of various workover operations conducted since the well was discovered in September 2003. Avenue Energy is currently in discussions with the operator regarding the amount of the investment and the nature of the stated workover operations and the amount, if any, of its additional investment.

         On March 22, 2004 Aladdin Middle East informed us that the drilling of the Karakilise-2 well was delayed from the proposed spud date of March 13, 2004 as a result of litigation filed by a landowner over rights to utilize the drill site and a related expropriation proceeding filed by Aladdin Middle East to clear title for the Karakilise-2 drill site. We have been advised by Aladdin Middle East that they anticipate that the government will grant an additional six month extension (through September 13, 2004) for the spudding of the Karakilise-2 well pending the resolution of the aforementioned matters in Turkey. Aladdin Middle East has also advised us that it is currently seeking to resolve this dispute through negotiations with the landlord or through expropriation proceeding which it has initiated.

OFFICE RELOCATION AND LEASE

         In March 2004, we moved into new principal executive offices at the Gelb Plaza located at 17547 Ventura Boulevard, Suite 305 in Encino, California 91316. We signed a new one year lease covering office space of approximately 1425 square feet at a rate of $2636 per month with an option to renew the lease for an additional year thereafter.

EMPLOYMENT SERVICES

         In March 2004, we entered into a three year part-time, non-exclusive Employment Agreement with Steven Gordon pursuant to which Mr. Gordon agreed to provide us with financial, capital markets, strategic planning, public relations, investor relations, general business management and corporate financial services in Canada. Mr. Gordon has agreed to perform his services under the Employment Agreement without any cash compensation and as full compensation for therefore, has agreed to accept the grant, as of the date hereof, of non-transferable stock options to purchase up to an aggregate of Six Million Seven Hundred and Fifty Thousand (6,750,000) shares of Common Stock at $.15 per share of which: (a) options to purchase Two Million Two Hundred and Fifty Thousand (2,250,000) option shares shall be pursuant to the Company's Option Plan, as amended; and (b) the balance or options to purchase Four Million Five Hundred Thousand (4,500,000) option shares shall be granted to the Employee outside of our Stock Option Plan.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of SFAS Statement No. 123, "Accounting for Stock Based Compensation" which provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

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

         SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this SFAS is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

         Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The remaining provisions of this SFAS are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This SFAS shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

         In January 2003, and as revised in December 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," "Interpretation No. 46"), an interpretation of Accounting Research Bulletin ("ARB") No. 51", "Consolidated Financial Statements." Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through another interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

         Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

         Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation No. 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation No. 46 to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

         Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

         In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of transferred Assets," an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

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

CAUTIONARY "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain information contained in this Form 10-KSB is considered forward looking statements within the meaning of the Private Securities Litigation Act of 1995 (the "Act"), which became law in December, 1995. In order to obtain the benefits of the "safe harbor" provisions of the Act for any such forward-looking statements, we wish to caution investors and prospective investors about significant factors which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10-KSB contains forward-looking statements relating to future operational and business prospects. Actual results may differ as a result of factors over which we have no control, including general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employment benefit costs; changes in, or failure to comply with various government regulations; slower than anticipated completion of research and development projects and movements in the foreign exchange rate. Future results with respect to oil and gas properties would be subject to the timing and amount of capital expenditures by us; drilling of wells in particular the Karakilise-2 well; timing and amount of future production of oil and gas; operating costs and other expenses; cash flow and anticipated liquidity; prospect development and property acquisitions; and our marketing of oil and gas. Other factors which could affect our results with respect to its future oil and gas operation are the consummation of our acquisition of an interest in Anzoil (Thailand) Pty Ltd and the timing of such transaction. These other factors include, among others: general economic conditions; oil and gas price volatility; our ability to find, acquire, market, develop and produce new properties; the risks associated with acquisitions and exploration; operating hazards attendant to the oil and gas business; downhole drilling and completion risks that are generally not recoverable from third parties or insurance; uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures; potential mechanical failure or underperformance of significant wells; the strength and financial resources of our competitors and our ability to find and retain skilled personnel.

ITEM 7.  FINANCIAL STATMENTS

         See Financial Statements Index on page F-1

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

ITEM 8A. CONTROLS AND PROCEDURES

         As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President, our Executive Vice President and Secretary and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective under Rule 13a-15.

         There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16 of the Exchange Act requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company.

         Based on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors the Company believes that during the 2003 fiscal year its officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements, other than a late filing of a Form 3 filed on August 19, 2003, by a foreign investor, Fawdon Investments Ltd. and a late filing of a Form 4 filed on March 26, 2004 by Daniel Aharonoff, Chief Executive Officer of our 50% subsidiary, VideoDome.com Networks, Inc.

DIRECTORS AND EXECUTIVE OFFICERS OF AVENUE GROUP

         The following table sets out certain information in relation to each person who held a position of Director and/or executive officer of the Company at December 31, 2003. The background of each of the individuals identified in the table follows the table.

 Name                                Age               Position(s) Currently Held With the Company
------------------------------    -----------     --------------------------------------------------------------------------
 Levi Mochkin                         42               President, Chief Executive Officer and Director
 Jonathan Herzog                      32               Executive Vice President, Chairman of the Board,
                                                       Secretary and Director
 Jim Tan                              58               Chief Financial Officer and Director
 Daniel Aharonoff                     33               EVP -Information Technology,
                                                       VideoDome.Com Networks, Inc.,
                                                           and Chief Executive Officer

         LEVI MOCHKIN has served as Avenue's Chief Executive Officer, President and Director since October 2003. He has also served as the Chief Executive Officer of Avenue Energy since October 2003 and as one of Avenue Energy's Directors and its Director Operations since November 2002. Previously, he served as one of Avenue's initial directors from mid 1999 until August 2001 and served as its Chief Executive Officer from January 1999 until August 2001. For over twelve years, Mr. Mochkin has been an executive director of the Ledger Holdings Group, located in Melbourne, Australia which until 1999 was engaged in equity and capital market activities in Australia. From 1995 to 1999, Ledger was contracted to Bell Securities Limited for the development of Bell's equity brokering business.

         In 1997, Bell, through Mr. Mochkin and his Ledger Group, acted on behalf of one of the Australia's largest gold mining companies, Great Central Mines and carried out two simultaneous market takeover bids on the Australian Stock Exchange, worth a combined total value of AUD $330 million. Great Central Mines was ultimately acquired by Normandy Mining, which in turn was acquired by Newmont Mining in the United States. Mr. Mochkin is the brother-in-law of Jonathan Herzog.

         From 1999 through 2001, Mr. Mochkin was mostly inactive as a broker, but continued to be active as a private investor. On December 3, 2001, Mr. Mochkin entered into a voluntary undertaking with the Australian Securities and Investment Commission ("ASIC") "not to act as a representative of a securities adviser or an investment adviser" and relinquished his license. This was a result of concerns raised by ASIC that during a 14-month period from August 1997 through October 1998, Mr. Mochkin may have acted in contravention of Sections 997 and 998 of the Australian Corporations Act of 2001, which "prohibit trading on the stock market that may give a false and misleading appearance in relation to the market for, or the price of, a stock." There has been no assertion of personal gain by Mr. Mochkin relating to the activity under concern by ASIC. Mr. Mochkin denied the ASIC concerns and requested and received from ASIC a letter that he may at any time request a review of the undertaking and may ask that the undertaking be rescinded.

         (Yam-Hin) JIM TAN. Mr. Jim Tan is a Chartered Accountant in Australia. Mr. Tan has served as the Company's Chief Financial Officer since August 2001. Mr. Tan joined the Company in April 2001, to serve as a financial controller and manager of Business Development at Stampville. For a period of over five years prior to April 2001, Mr. Tan was a self-employed Business Consultant in Malaysia consulting to government agencies in Malaysia and to private industry in the Pacific Rim and China. In 1976, he was admitted as an associate member to the Institute of Chartered Accountants in Australia. From 1967 to 1975, Mr. Tan was employed in Melbourne, Australia, with various Chartered Accounting firms, including Marquand and Co., which became part of Hall Chadwick and Coopers and Lybrand, now known as Price Waterhouse Coopers, specializing in the areas of Audit and Insolvency.

         JONATHAN HERZOG. Mr. Jonathan Herzog, the original founder of the Company, served as its Chief Financial Officer from February 1999 to August 2001, when he filled a vacancy to become the Company's Chairman of the Board and Chief Executive Officer. Since November 2001, Mr. Herzog has served as an Executive Vice President of the Company and in May 2002 was once again appointed as its Chairman. Between 1995 and 1999, Mr. Herzog was a securities dealer and consultant with the Ledger Holdings Group at Bell Securities Limited, a member of the Australian Stock Exchange. He has been actively involved in the Australian financial markets for over fourteen years. He attended the Rothberg School at Hebrew University in Jerusalem in 1991. Mr. Herzog is a Fellow of the Australian Institute of Company Directors since 1993, and holds a Bachelor of Economics Degree from Monash University in Melbourne, Australia.

         DANIEL AHARONOFF. Mr. Daniel Aharonoff has served as EVP- Information Technology of the Company since October, 2003. Previously, he served as a director and President of the Company from May 2002 until October, 2003. Mr. Aharonoff is also the Chief Executive Officer, founder and along with his wife Vardit Cohen, 50% shareholder of our 50% subsidiary VideoDome. Prior to founding VideoDome in 1997, Mr. Aharonoff was the founder in 1995 and Chief Executive Officer of Infolink Communications, an Internet training center. Mr. Aharonoff has been involved in the digital media sector since the industries inception in 1995. As a result of Mr. Aharonoff's new media background he has provided strategic support for NBC and served as interim CTO for The Fox Family Channel and FoxKids Online Network. An electronics engineer and avid inventor by trade, Mr. Aharonoff is a contributing writer, speaker, and commentator on the topic of digital media.

AUDIT COMMITTEE FINANCIAL EXPERT

         We do not have an audit committee serving at this time. Accordingly, we do not have an audit committee financial expert serving on an audit committee.

CODE OF ETHICS

         We have adopted a corporate code of ethics. A copy of the code of ethics is filed as an exhibit to this report. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

DIRECTORS AND EXECUTIVE OFFICERS OF AVENUE ENERGY

         The following table sets out certain information in relation to each person who held a position of Director and/or executive officer of Avenue Energy at December 31, 2003.

   Name                                         Age             Position(s) Held
--------------------------------          -----------------     ------------------------------------
   Jonathan Herzog                               32             President and Director
   Jim Tan                                       58             Chief Financial Officer and Director
   Dr. Jacob Jan (Jaap)
   Kornelius Poll                                64             Director of Exploration and  Director
   Levi Mochkin                                  42             Director of Operations and Director

         Detailed biographies on Levi Mochkin, Jonathan Herzog and Jim Tan can be found above in the section described "Directors and Executive Officers of Avenue Group"

         DR. JACOB JAN (JAAP) KORNELIUS POLL. Dr. Poll is an experienced petroleum executive who has previously participated in oil and gas exploration ventures spanning Europe, the Middle East, the Far East, Australasia, Central America and Africa. Dr. Poll joined Avenue Energy as a Director and its Director of Exploration in November, 2002. Dr. Poll obtained a Phd in structural geology from the University of Leiden in Holland in 1966, and commenced his career with Shell International. After leaving Shell, Dr. Poll worked for a number of oil companies in Australia and the Asia-Pacific region including Woodside (as Exploration and Production Manager in Melbourne), Canadian Ranger Oil, which became Petroz (as Managing Director in Perth). In 1991, after Petroz was taken over by another Australian entity, Dr Poll became non-executive Chairman of newly established Anzoil NL, which has small interests in Australia and an application for an onshore/offshore Production Sharing Contract in Vietnam. In July 1992, Dr Poll became Chief Executive of Oil Search Ltd, based in Port Moresby, Papua New Guinea to assist the transformation of that company from explorer to producer. Oil Search is now Papua New Guinea's largest public company. Upon his return to Australia in late 1993, Dr. Poll continued his involvement with Anzoil NL as Executive Chairman and became a director of various public and private resource companies. In September 2001, Dr Poll left Anzoil NL and negotiated a management buy-out of projects Anzoil NL held in Thailand and Indonesia

ITEM 10. EXECUTIVE COMPENSATION.

         The following summary compensation table sets forth the compensation paid by the Company to its officers for services rendered in all capacities during the calendar year 2003. Except for Daniel Aharonoff, as described below, no executive officer of the Company received any stock options, stock appreciation rights or other stock or other incentive based compensation during the fiscal year ended December 31, 2003. During the Company's fiscal year ended December 31, 2003 and for each of the two preceding fiscal years executive officers of the Company who received compensation, including salary and bonuses in excess of $100,000 are outlined below.

                           SUMMARY COMPENSATION TABLE


                                                                Annual Compensation
                                                      --------------------------------------
Name and Capacity in Which Served              Year            Salary                 Bonus         All Other
------------------------------------       ---------  -------------------------  -----------  ----------------

Daniel Aharonoff                               2001          58,000                      --             8,000
Former President                               2002          73,800                      --            17,300
and Former Director                            2003          96,000                      --            12,000


Jonathan Herzog                                2001          64,700                      --                --
Executive Vice President                       2002          76,000 (1)(3)               --                --
and Chairman of the Board                      2003         108,750 (1)(3)               --                --

Yam-Hin Tan
Chief Financial Officer                        2001          19,260  (1)(4)                            (1)(4)
and Director                                   2002          32,378 (1)(4)               --            (1)(4)
                                               2003          54,021 (1)(4)               --            (1)(4)


Robert Petty                                   2001          76,000                      --                --
Former President and                           2002          14,000 (6)                  --               (6)
Chief Executive Officer                        2003             N/A (6)                  --                --


Levi Mochkin                                   2001             N/A                      --                --
Chief Executive Officer,                       2002             N/A                      --                --
President and Director                         2003         144,000  (5)                 --                --

                                   OPTION/SAR GRANTS IN LAST FISCAL YEAR 1

-------------------------------------------------------------------------------------------------------------
                            Number of            Percent of total
                           securities              options/SARs
                           underlying               granted to           Exercise
                          options/SARs             employees in           or base
Name                       granted (#)             fiscal year         price ($/Sh)       Expiration date
-------------------------------------------------------------------------------------------------------------
Daniel Aharonoff             150,000                   100%                $.25         November 15,  2006
-------------------------------------------------------------------------------------------------------------

                                         AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                                   AND FY-END OPTIONS/SAR VALUES

----------------------------------------------------------------------------------------------------------------
                                                             Number of securities
                                                             underlying unexercised   Value of unexercised in-
                               Shares                        options/SARs at FY-end   the-money options/SARS
                               acquired on      Value        (#) exercisable/         at FY-end ($) exercisable/
Name                           exercise (#)    Realized($)   unexercisable            unexercisable
----------------------------------------------------------------------------------------------------------------
Daniel                         0                  0          30,000/120,000           $5,100/$20,400
Aharonoff
----------------------------------------------------------------------------------------------------------------
Jim (Yam-Hin) Tan              0                  0          1,000,000/ 0             $ 150,000/$ 0
----------------------------------------------------------------------------------------------------------------

(1) Does not include the statutory requirement of an additional 8%-9% that we are required to pay toward an employee's superannuation account, of officers employed in Australia. Amounts listed above, that were paid in Australian Dollars have been converted to United States Dollars and rounded up, based on the average exchange rate during the relevant period.

--------
      (1) All options granted in the last fiscal year were granted pursuant to the Avenue Group, Inc.'s 2000 Option Plan; no options were granted pursuant to plans not approved by the security holders of Avenue Group, Inc.

(2) Mr. Aharonoff currently serves as our EVP-Information Technology. Previously, he served as our President from May 2002 through October 2003. In July 2001, VideoDome, of which Mr. Aharonoff is the Chief Executive Officer, became our 50% owned subsidiary and was funded by us, as such, the compensation listed in the above table relates to compensation received directly from VideoDome from July through December 2001, including vehicle and health benefits. Currently, Mr. Aharonoff receives compensation of $4,000 per month from us directly. In addition, Mr. Aharonoff receives compensation including salary, automobiles and health benefits, equivalent to approximately $5,000 per month directly from our 50% owned subsidiary VideoDome. During our fiscal year ended December 31, 2003 Mr. Aharonoff received compensation from us and VideoDome of $96,000, excluding these other benefits. During the six months of 2001 following our acquisition of 50% of VideoDome Mr. Aharonoff received approximately $66,000 in compensation from VideoDome including vehicle and health benefits. This does not include compensation of $13,000 for the same period received by Mr. Aharonoff's wife, Vardit Cohen, who also serves as an officer of VideoDome and is currently receiving a salary of $2000 per month as well as car and health benefits of approximately $900 per month. Mr. Aharonoff and Vardit Cohen own the remaining 50% of the capital stock of VideoDome.

(3) Our Secretary and Executive Vice President, Jonathan Herzog, who is one of our founders, has served in various capacities for us. Mr. Herzog relocated to California in March 2002 and entered into a three-year employment agreement with us in September 2002. Since June 2002, he has been serving us on a part-time basis earning a base salary of $6,000 per month, which is subject to an upward adjustment to a maximum of $9,000 per month, based on the numbers of hours during which he performs services on our behalf during the month. Due to our increased activities since December 2002, Mr. Herzog has generally been receiving this maximum amount. Since February 2004, Mr. Herzog has also been allocated a discretionary, taxable expense allowance of $1,250 month.

(4) Mr. Jim Tan, our Chief Financial Officer, currently receives approximately $4,720 (USD) per month in salary and was granted 1,000,000 options to acquire common stock exercisable at $0.10 per share in September 2002. These options vested quarterly over twelve months and were dependent upon Mr. Tan's continued employment with us.

(5) Effective as of January 1, 2003 we engaged the services of Ledger Holdings Pty Ltd, of which our current President and Chief Executive Officer Levi Mochkin is a Director, on a month to month basis as a consultant to Avenue Energy pursuant to which Mr. Mochkin served as Avenue Energy's Director of Operations. Ledger is compensated at a rate of $10,000 per month in fees, plus $2,000 per month in the form a discretionary expense allowance. Ledger is also reimbursed for various travel and other related expenses conducted on our behalf. From May 1999 until August 2001, Levi Mochkin was our Chief Executive Officer and did not receive any compensation, including salary or bonuses while serving in such capacity. Our Board agreed in February and April of 2000 to compensate Mr. Mochkin in connection with his past services rendered, subject to the Board's satisfaction that such payment would not materially adversely effect our financial condition. These payments, totaling $32,000, were made to Mr. Mochkin in January 2003. Mr. Mochkin resigned as Chief Executive Officer and a Director in August 2001. He was renamed as our Chief Executive Officer, President and a Director in October 2003. In addition, as discussed below under "Certain Relationships and Related Transactions" certain affiliates of Mr. Mochkin have in the past loaned funds to us and purchased common stock from us. These loans have been repaid.

(6) Robert Petty served as the Acting Chief Executive Officer of our 50.1% subsidiary Stampville from January 2000 through to April 2002 and became our President, Chief Executive Officer and a director from November 2001 through to May 2002. During 2002 compensation payments to Mr. Petty were approximately $14,000. During our fiscal year ended December 31, 2001, Mr. Petty through his consulting firm, Petty Consulting, Inc., received compensation from us and our affiliated entities of $135,500. From December 1999 to November 2001 Mr. Petty served as an executive with us in various capacities. Under arrangements reached in October 2000, Mr. Petty received approximately $3,800 per month from us directly and pursuant to a separate consulting agreement between Petty Consulting, Inc. and our 50% owned subsidiary VideoDome, he received payments of an aggregate amount of approximately $15,000 per month directly from VideoDome. This arrangement was cancelled as of July 30, 2001, when a new arrangement for Mr. Petty's ongoing services was reached with Mr. Petty and Petty Consulting, Inc., which involved no monetary compensation for the remainder of the year ended December 31, 2001.

         As of October 15, 2002, through our wholly owned subsidiary Avenue Energy, we entered into a two-year consulting agreement with Dormley Pty Ltd., an entity owned by Dr. Jaap Poll, to provide Dr. Poll's services on a part-time basis to Avenue Energy as its Director of Exploration. Pursuant to the terms of the Consulting Agreement, Dormley is compensated at a rate of $6,800 per month in fees, plus $1,000 per month as reimbursement for its office expenses. Dormley and/or Dr. Poll are also reimbursed for various travel and other related expenses conducted on our behalf.

         Except as set forth above, no officer or director has received any material cash or non-cash benefit from us in connection with their services on our behalf including stock options, stock appreciation rights or other stock or other incentive based compensation during the fiscal year ended December 31, 2003, nor are there any such stock options, stock appreciation rights or other stock or other incentive based compensation or rights held by any executive officer.

COMPENSATION TO DIRECTORS

         It is our policy to reimburse Directors for reasonable out-of-pocket expenses relating to their activities for us, including travel and lodging expenses incurred.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 22, 2004, there were 207,882,837 shares of our Common Stock, which were issued and outstanding. In addition, there are 51,280,000 shares which are subject to outstanding options that are exercisable within 60 days from such date.

         The following table sets forth to the best of our knowledge the number of shares beneficially owned as of March 22, 2004 by (i) our executive officers and directors; (ii) each person (including any "group" as that term is defined in Section 13(d)(3) of the Exchange Act) who beneficially owns more than 5% of our common stock, and (iii) all of our directors and officers as a group. Except as noted below each of the persons listed is deemed to have the sole voting right and right to dispose of the shares held by them.

Name of Shareholder                                          Current Beneficial Ownership          Percent of Class(1)
------------------------------------------------------   --------------------------------------  ------------------------
Levi Mochkin                                                     70,802,053 (2)(3)(4)(5)                  34.1%
Fawdon Investments Limited                                       50,100,000 (6)                           19.4%
Instanz Nominees Pty Ltd                                         18,500,000 (7)                           8.9%
Shaya  Boymelgreen                                               21,703,217 (8)                           10.4%
Jonathan Herzog                                                  10,000,000 (5)(9)                        4.8%
Daniel Aharonoff (10)                                                80,000 (5)(10)                         *
Dr. Jaap Poll                                                             0 (11)                            *
Yam-Hin (Jim) Tan                                                 1,000,000 (12)                            *
All directors and officers as a group (5 individuals)            81,882,053 (13)                          39.2%

         --------------
         *Represents less than 1% of the outstanding Common Stock

(1) Based upon 207,882,837 shares outstanding plus in the case of the executive officers and directors and all officers and directors as a group, all shares issuable upon the exercise of stock options held by them which were exercisable on March 22, 2004 or within 60 days thereafter. Pursuant to the rules promulgated by the SEC, every person who has or shares the power to vote or to dispose of shares of common stock are deemed to be the "beneficial" owner of all the shares of common stock over which any such sole or shared power exists.

(2) Includes (i) 54,783,356 shares held by Ledger Technologies Pty Ltd ("Ledger"); (ii) 9,000,000 shares held by Sunswipe Australasia Pty Ltd ("Sunswipe"); (iii) 6,704,521 shares held by Daccar Pty Ltd ("Daccar") and (iv) 314,176 shares held by Nasdaq Australia Pty Ltd. ("NAPL"). Mr. Mochkin, our President and Chief Executive Officer, is an affiliate of Ledger, Sunswipe, Daccar and NAPL and may be deemed be a beneficial owner of the 70,802,053 shares held by such entities.

(3) Lisa Mochkin, spouse of Levi Mochkin, our President and Chief Executive Officer is a director of Ledger and Sunswipe. Lisa Mochkin is also the sister of Jonathan Herzog our Chairman and Executive Vice President.

(4) We have entered into a voting agreement with Levi Mochkin pursuant to which all of shares beneficially owned by him, will be voted in a like manner with those of the remaining shareholders.

(5) The shares beneficially owned by Mr. Mochkin and certain of our other current officers and directors are subject to a two year Lock-Up Agreement entered into with Kensington Capital Corp in April, 2002, pursuant to which these parties have agreed not to offer or sell any shares of the Common Stock held by them without first obtaining the written consent of Kensington Capital.

(6) Includes 50,000,000 shares issuable to Fawdon Investments Limited upon the exercise of an option held by such party at $0.04 per share.

(7) Helen Abeles, a former director of Avenue Group, Inc. is an affiliate of Instanz. Ms. Abeles exercises shared investment and voting power over these shares and may be deemed to be a beneficial owner thereof.

(8) All of these shares are held by Mr. Boymelgreen as Trustee for the Shaya Boymelgreen Trust. Mr. Boymelgreen's beneficial ownership has been derived from the Schedule 13D and Form 3and Form 4 (amended) which he filed with the Securities and Exchange Commission on April 23, 2003, September 19, 2003 and September 19, 2003, respectively.

(9) Includes 10,000,000 shares held by Eurolink International Pty Ltd. ("Eurolink"). Jonathan Herzog, our Executive Vice President and a director may be deemed to be the beneficial owner of 10,000,000 shares of Common Stock held by Eurolink.

(10) Includes 10,000 shares held by Mr. Aharonoff's spouse, Vardit Cohen, which may be deemed to be beneficially owned by Mr. Aharonoff. Includes 60,000 shares issuable to Mr. Aharonoff upon the exercise of a stock option at an exercise price of $.25 per share, which are currently or will become exercisable within sixty (60) days of March 22, 2004.

(11) Dr. Poll is a director of and Director of Exploration of Avenue Energy, Inc. Does not include up to 20,000,000 shares issuable to a company controlled by Dr. Poll upon the consummation of Avenue Energy's purchase of shares of Black Swan Petroleum from a company owned by Dr. Poll.

(12) Includes 1,000,000 shares issuable to Mr. Tan upon the exercise of a stock option at an exercise price of $.10 per share.

(13) Includes shares that currently may be deemed to be beneficially owned by Messrs. Mochkin, Jonathan Herzog, Poll, Tan and Aharonoff.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                  Cohero is beneficially owned by Mendel Mochkin, a brother of Levi Mochkin. Mendel and Levi Mochkin disclaim beneficial ownership over the shares of our common stock owned by each other and their respective affiliates. In addition, we have paid Ledger $ 200,000, extinguishing the remaining indebtedness owed by us to Ledger. As a result of the aforementioned transactions and also the repayment of $100,000 of the loan to Instanz, we reduced our outstanding indebtedness to affiliates from over $1,000,000 to $84,816 as of December 31, 2002. Mendel Mochkin has been engaged by Avenue as a part time consultant to provide us with certain assistance and support services, predominantly in New York.

         On November 11, 2002, Avenue Energy entered into a Stock Purchase Agreement with a company controlled by Dr. Jaap Poll to acquire 36% of the outstanding capital stock of Anzoil (Thailand) Pty Ltd, which has since been renamed black Swan Petroleum Pty Ltd. Upon the closing of the transaction, the Company may issue to Dr. Poll's company up to 20,000,000 shares of its restricted common stock. Dr. Poll is the director of exploration of our subsidiary, Avenue Energy, Inc. and is also a member of the board of directors of Avenue Energy, Inc.

         On December 2, 2003, we entered into a Subscription Agreement with an affiliate, ROO Media Corporation, a company of which we owned a 25% equity interest at the time, pursuant to which we agreed to acquire 75 shares of the common stock of ROO Media for $200,000. The stock was subsequently converted into an aggregate of 40,000,000 shares of common stock of Virilitec Industries, Inc., approximately 25.4% of the outstanding stock. Virilitec Industries, subsequently changed its name to ROO Group, Inc. and is traded on the NASDAQ Bulletin Board under the symbol "ROOG."

         In March of 2004, we entered into a loan agreement with Levi Mochkin for an amount up to the sum of $750,000. Mr. Mochkin is a member of our board of directors, our Chief Executive Officer and President and Chief Executive Officer of our subsidiary, Avenue Energy, Inc., and is also a member of the board of directors of Avenue Energy, Inc. Please see Subsequent Developments.

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

STOCK OPTION PLAN

         In April 2000, Avenue Group's Board of Directors authorized the issuance of up to 8,250,000 shares of common stock in connection with Avenue Group's Option Plan. The Option Plan became effective on February 14, 2001 in connection with Avenue Group's effective registration statement on Form SB-2. On December 24, 2002, shareholders approved an amendment to the Option Plan, enabling the Board as it is currently configured without non-employee directors to grant options under the plan and to increase the number of shares authorized for grant from 8,250,000 to 15,000,000. Avenue Group intends to grant options under the Stock Option Plan to officers, directors, employees and consultants of Avenue Group and its subsidiaries. The following options have been granted under the Option Plan as of March 15, 2004:

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

         On December 10, 2003 pursuant to the authorization of the Board of Directors, the Company granted its Executive Vice President - Information Technology and former President, Daniel Aharonoff a three-year option to purchase 150,000 shares of common stock at $0.25 per share under the Option Plan. This option vests over fifteen months. As of December 31, 2003, 30,000 options have vested with Mr. Aharanoff. The continued vesting and the ability to exercise these options are contingent upon the officer's continued employment with the Company.

         At March 22, 2004, there are 250,000 stock options outstanding to Robert Petty, a former President and Chief Executive Officer of the Company and certain of his affiliates, which have been granted pursuant to various agreements. These options, which were granted outside of the Option Plan, are exercisable at $0.10 per share and on April 30, 2004.

         In March 2004, we entered into a three year part-time, non-exclusive Employment Agreement with Steven Gordon pursuant to which Mr. Gordon agreed to provide us with financial, capital markets, strategic planning, public relations, investor relations, general business management and corporate financial services in Canada. Mr. Gordon has agreed to perform his services under the Employment Agreement without any cash compensation and as full compensation for therefore, has agreed to accept the grant, as of the date hereof, of non-transferable stock options to purchase up to an aggregate of Six Million Seven Hundred and Fifty Thousand (6,750,000) shares of Common Stock at $.15 per share of which: (a) options to purchase Two Million Two Hundred and Fifty Thousand (2,250,000) option shares shall be pursuant to the Company's Option Plan, and (b) the balance or options to purchase Four Million Five Hundred Thousand (4,500,000) option shares shall be granted to the Employee outside of our Stock Option Plan.

RECENT SALES OF UNREGISTERED SECURITIES

         Pursuant to a Consulting Agreements entered into in September 2003, we have issued 80,000 shares of common stock in addition to previously reported issuances, pursuant to Rule 506 of the Securities Act as consideration for these consulting services.

         In October, 2003, we received funds in the amount of $586,000 from overseas private investors in connection with an agreement to issue 3,906,666 shares of Common Stock, which were subsequently issued in 2004.

         During the 3 months ending December 31, 2003, we issued 13,417,001 shares of common stock in private placements for $2,212,550.00.

         All of the shares were sold without registration under the Securities Act in reliance upon an exemption from registration under the Securities Act afforded by Section 4(2) thereof. In connection with these private placements, the purchasers represented that they were an accredited investor and were purchasing the shares for their own account, for investment purposes only and not with a view towards the sale or distribution thereof. The sale of these shares was not effected through public advertisement or general solicitation. All of the share certificates with respect to the unregistered shares listed below contain a restrictive legend prohibiting the sale or transfer of such shares except pursuant to an effective registration statement or an opinion of counsel with respect to an exemption from the registration requirements of the Securities Act of 1933, as amended

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

         10.8(b) Registration Rights Agreement dated November 1, 2002 by and between I.T. Technology, Inc. and Perfect Optical Corporation, incorporated by reference to Exhibit 10.8(b) to the Company's Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

         10.8(c) Registration Rights Agreement dated November 2002 by and between I.T. Technology, Inc. and Cohero Group, incorporated by reference to
Exhibit 10.8(c) to the Company's Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

         10.9(e) Partial Loan Satisfaction notice dated November, 2002 by and between Ledger Technologies, Inc. and I.T. Technology, Inc, incorporated by reference to Exhibit 10.9(e) to the Company's Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

         10.9(f) Assignment and Assumption Agreement dated November 1, 2002 by and between Ledger Technologies and Perfect Optical, incorporated by reference to Exhibit 10.9(f) to the Company's Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

         10.9(g) Loan Satisfaction Agreement dated November 1, 2002 by and between Perfect Optical Corporation and I.T. Technology, Inc, incorporated by reference to Exhibit 10.9(g) to the Company's Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

         10.9(h) Assignment and Assumption Agreement dated November 1, 2002 by and between Ledger Technologies, Pty Ltd and Cohero Group, Inc (on behalf of I.T. Technology, Inc.), incorporated by reference to Exhibit 10.9(h) to the Company's Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

         10.9(i) Assignment and Assumption Agreement dated November 1, 2002 by and between Sunswipe Australasia Pty Ltd and Cohero Group, Inc. (in re VideoDome Networks, Inc.), incorporated by reference to Exhibit 10.9(i) to the Company's Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

         10.9(j) Assignment and Assumption Agreement dated November 1, 2002 by and between Sunswipe Australasia Pty Ltd and Cohero Group (in re Stampville), incorporated by reference to Exhibit 10.9(j) to the Company's Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

         10.9(k) Assignment and Assumption Agreement dated November 4, 2002 by and between I.T. Technology and Cohero Group, Inc. (in re VideoDome Networks, Inc.), incorporated by reference to Exhibit 10.9(k) to the Company's Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

         10.9(l) Assignment and Assumption Agreement dated November 4, 2002 by and between I.T. Technology, Inc. and Cohero Group, Inc. (in re Stampville), incorporated by reference to Exhibit 10.9(l) to the Company's Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

         10.10(a) Partial Loan Satisfaction notice dated November 2002 by and between Instanz Nominees Pty Ltd and I.T. Technology, Inc., incorporated by reference to Exhibit 10.10(a) to the Company's Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

         10.11 Option Agreement dated April, 2002 for the issuance of up to 50,000,000 shares, incorporated by reference to Exhibit 10.11 to the Company's Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

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

         10.26 Investment and Merchant Banking Consulting Services dated November 1, 2002 by and between I.T. Technology and Tecumseh Holdings, incorporated by reference to Exhibit 10.26 to the Company's Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

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

         10.29 Farmin Participation Agreement dated November 14, 2002, incorporated by reference to Exhibit 10.27 of the Company's Form 8K filing dated November 25, 2002. Commission File No. 333-30364.

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

         10.30 Subscription Agreement covering $1.3 million in convertible notes dated April 15, 2003, incorporated by reference to Exhibit 10.1 of the Company's Form 10Q-SB dated June 30, 2003. Commission File No. 000-30-543.

         10.30(a) Convertible Note dated April 15, 2003, incorporated by reference to Exhibit 10.1(a) of the Company's Form 10Q-SB dated June 30, 2003. Commission File No. 000-30-543.

         10.31 Memorandum of Understanding between Aladdin Middle East, Ltd. and Avenue Energy, Inc. dated May 22, 2003, incorporated by reference to Exhibit 10.1(a) of the Company's Form 10Q-SB dated June 30, 2003. Commission File No. 000-30-543.

         10.32 Amended Subscription Agreement dated September 15, 2003 with respect to the sale of a $1.3 million convertible note, incorporated by reference to Exhibit 10.1 of the Company's Form 10Q-SB dated September 30, 2003. Commission File No. 000-30-543.

         10.32(a) Convertible Note in the principal amount of $1.3 million dated September 15, 2003, incorporated by reference to Exhibit 10.1(a) of the of the Company's Form 10Q-SB dated September 30, 2003. Commission File No. 000-30-543.

         10.33 Employment Agreement by and between Avenue Energy, Inc. and Steven Gordon dated March 8, 2004. *

         10.33(a) Option Agreement by and between Avenue Energy, Inc. and Steven Gordon dated March 8, 2004. *

         10.33(b) Option Agreement by and between Avenue Energy, Inc. and Steven Gordon dated March 8, 2004. *

         10.34 Loan agreement by and between Avenue Group, Inc. and Ledger Technologies Pty, Ltd for an amount up to the sum of $750,000 dated January 23, 2004.*

         10.35 Lease Agreement by and between Gelb Enterprises and Avenue Group, Inc. for the lease of Avenue Group Inc.'s principal executive offices at 17547 Ventura Boulevard, Encino, CA 91316 dated January 16, 2004, commencing on March 1, 2004.*

         10.36 Form Of Joint Operating Agreement Between Aladdin Middle East Ltd., Ersan Petrol Sanayii A.S. and Avenue Energy, Inc. incorporated by reference to Exhibit 99.2 of the Company's Form 8-K dated January 2, 2004. Commission File No. 000-30543.

         10.37 Participation Agreement Between The Sayer Group Consortium and Avenue Energy, Inc. and Middle East Petroleum Services Limited dated January 22, 2004 (supercedes and corrects the Participation Agreement filed as Exhibit 99.3 to the Company's Form 8-K dated January 2, 2004).*

         14. Code of Ethics For Principal Executive Officers And Senior Financial Officers. *

         21. List of Subsidiaries as at December 31, 2003.*

         31.1 Certification of Levi Mochkin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

         31.2 Certification of Yam-Hin Tan, Chief Financial Officer, pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.*

         32.1 Certification of Levi Mochkin, Chief Executive Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

         32.2 Certification of Yam-Hin Tan, Chief Financial Officer, pursuant to
Section 906 of Sarbanes-Oxley Act of 2002.*

         *Filed herewith

         (b) Reports on Form 8-K

                  The Company's Form 8-K Report filed on October 8, 2003 with respect to the election of Levi Mochkin as a Director, President and Chief Executive Officer of the Company and the resignation of Daniel Aharonoff as the Company's President and a Director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         (1)  Audit Fees
              ----------

         The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-KSBs and 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

         2003:  $56,700 - Weinberg & Company, P.A.
         2002: $51,500 - Weinberg & Company, P.A.

         (2)  All Other Fees
              --------------
         The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) was:

         2003: $0
         2002: $13,000 - Grant Thornton

         Other than the fees set forth in (1) and (2) above, we have not expended any amounts on any other audit, audit-related or tax fees.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March 2004.

                                      AVENUE GROUP, INC.
                                         (Registrant)


                                      By  /s/  LEVI MOCHKIN
                                          ----------------------------------
                                               Levi Mochkin
                                        President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                                 TITLE                                                       DATE


/s/ LEVI MOCHKIN                  President, Chief Executive Officer
---------------------             and Director                                                    March 29, 2004
Levi Mochkin

/s/ YAM-HIN TAN                   Chief Financial Officer and Director                            March 29, 2004
----------------------
Yam-Hin (Jim) Tan

/s/ JONATHAN HERZOG               Director                                                        March 29, 2004
----------------------
Jonathan Herzog

                               AVENUE GROUP, INC.
                        (FORMERLY I.T. TECHNOLOGY, INC.)
                                AND SUBSIDIARIES


                                    CONTENTS


PAGE              F-2         INDEPENDENT AUDITORS' REPORT

PAGE              F-3         CONSOLIDATED BALANCE SHEETS

PAGE              F-4         CONSOLIDATED STATEMENTS OF OPERATIONS

PAGES             F-5 - F-6   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

PAGE              F-7          CONSOLIDATED STATEMENTS OF CASH FLOWS

PAGES             F-8 - F-27   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
Avenue Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Avenue Group, Inc. and Subsidiaries (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Avenue Group, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(O) to the consolidated financial statements, the Company has a net loss of $4,691,177 and a negative cash flow from operations of $1,574,296 for the year ended December 31, 2003 and has an accumulated deficit of $12,625,685 at December 31, 2003. These matters raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is described in
Note 2(O). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




WEINBERG & COMPANY, P.A.

Boca Raton, Florida
March 15, 2004

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

                                     ASSETS
                                     ------
                                                                                   2003             2002
                                                                               ------------      ------------
CURRENT ASSETS
 Cash                                                                          $  1,898,784      $  2,147,775
 Accounts receivable, net                                                            49,710            21,545
 Prepaid expenses                                                                    18,811             9,628
 Investment in Australian marketable securities                                      87,992            30,765
                                                                               ------------      ------------
    Total Current Assets                                                          2,055,297         2,209,713
                                                                               ------------      ------------

FIXED ASSETS, NET                                                                    61,640            61,046

INVESTMENT IN TURKISH OIL JOINT VENTURE                                           3,710,987         2,109,500

OTHER ASSETS
 Capitalized software costs                                                              --             3,596
 Investment in ROO Group, Inc.                                                      208,500                --
  Other                                                                               7,721             8,530
                                                                               ------------      ------------
     Total Other Assets                                                             216,221            12,126
                                                                               ------------      ------------

TOTAL ASSETS                                                                   $  6,044,145      $  4,392,385
------------                                                                   ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                             $     47,037      $      4,752
  Accrued expenses                                                                  155,502           235,563
  Notes payable                                                                      93,621            84,816
  Due for investment in Turkish oil joint venture                                        --           500,000
                                                                               ------------      ------------
    Total Current Liabilities                                                       296,160           825,131
                                                                               ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 25,000,000 shares authorized,
   none issued and outstanding                                                           --                --
  Common stock, $.0002 par value, 500,000,000 shares authorized,
   203,976,171 and 176,242,503 shares issued and outstanding, respectively           40,795            35,249
  Common stock to be issued, (3,906,666 and 650,000 shares, respectively)           586,000           258,750
  Additional paid - in capital                                                   17,737,475        11,552,147
  Accumulated other comprehensive income (loss)                                      26,200           (49,384)
  Deferred compensation                                                             (16,800)         (295,000)
  Accumulated deficit                                                           (12,625,685)       (7,934,508)
                                                                               ------------      ------------
    Total Stockholders' Equity                                                    5,747,985         3,567,254
                                                                               ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  6,044,145      $  4,392,385
------------------------------------------                                     ============      ============


           See accompanying notes to consolidated financial statements

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                 ----------------------------------------------

                                                                               2003               2002
                                                                           -------------      -------------
REVENUES
 Digital Media                                                             $     281,352      $      90,014
 E-Commerce                                                                       31,442             33,853
 Turkish oil joint venture                                                       157,682                 --
                                                                           -------------      -------------
     Total Revenues                                                              470,476            123,867
                                                                           -------------      -------------

COSTS AND OPERATING EXPENSES
 Cost of sales Digital Media and E-Commerce                                       26,439             23,009
 Development                                                                      29,400                 --
 Sales & marketing                                                                35,969                 --
 General and administrative                                                    2,318,863          1,390,985
 Impairment loss on Turkish oil joint venture                                  1,453,297                 --
                                                                           -------------      -------------
     Total Costs and Operating Expenses                                        3,863,968          1,413,994
                                                                           -------------      -------------

LOSS FROM OPERATIONS                                                          (3,393,492)        (1,290,127)
                                                                           -------------      -------------

OTHER INCOME (EXPENSE)
 Interest, net                                                                (1,301,697)           (83,979)
 Loss on sale of Australian marketable securities                                     --            (50,790)
 Impairment loss on Australian marketable securities                                  --           (355,869)
 Other                                                                             4,012            (24,184)
                                                                           -------------      -------------
     Total Other Income (Expense)                                             (1,297,685)          (514,822)
                                                                           -------------      -------------

NET LOSS                                                                   $  (4,691,177)     $  (1,804,949)
--------                                                                   =============      =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                              $       (0.03)     $       (0.01)
                                                                           =============      =============

WEIGHTED AVERAGE SHARES OUTSTANDING- BASIC AND DILUTED                       183,778,362        150,552,596
                                                                           =============      =============


           See accompanying notes to consolidated financial statements

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                                     Common Stock to be        Additional
                                                            Common Stock                    Issued              Paid-In
                                                        Shares        Amount         Shares        Amount       Capital
                                                       ----------    ----------     ----------    ---------    -----------
Balance at December 31, 2002                          176,242,503    $ 35,249        650,000      $ 258,750      $11,552,147

Issuance of shares in private placement for cash       17,617,001       3,523             --             --        3,198,001

Shares issued to placement agent previously
   shares to be issued                                    250,000          50       (250,000)      (158,750)         158,700

Beneficial conversion feature on convertible debt              --          --             --             --        1,300,000

Issuance of shares in exchange for convertible
   debt                                                 8,666,667       1,733             --             --        1,298,267

Issuance of shares from the exercise of stock
   options                                              1,000,000         200             --             --           99,800

Issuance of shares for services                           200,000          40             --             --          109,560

Shares to be issued                                            --          --      3,506,666        486,000               --

Amortization of deferred compensation for
 previously granted options and common stock for
 consulting                                                    --          --             --             --               --

Granting of stock options for services                         --          --             --             --           21,000

Comprehensive loss:                                            --          --             --             --               --

Net loss                                                       --          --             --             --               --

Foreign currency translation                                   --          --             --             --               --

Unrealized gain on Australian marketable
 securities                                                    --          --             --             --               --
                                                      -----------      ------     ----------      ---------      -----------
Comprehensive loss:


BALANCE AT DECEMBER 31, 2003                          203,976,171    $ 40,795      3,906,666      $ 586,000      $17,737,475
                                                      ===========    ========     ==========      =========      ===========
[RESTUBBED]

                                                      Accumulated
                                                         Other
                                                      Comprehensive
                                                        Income          Deferred        Accumulated
                                                         (Loss)        Compensation       Deficit         Total
                                                      -------------    ------------     -----------    ------------

Balance at December 31, 2002                            $(49,384)     $(295,000)          $(7,934,508)     $3,567,254

Issuance of shares in private placement for cash              --             --                    --       3,201,524

Shares issued to placement agent previously
   shares to be issued                                        --             --                    --              --

Beneficial conversion feature on convertible debt             --             --                    --       1,300,000

Issuance of shares in exchange for convertible
   debt                                                       --             --                    --       1,300,000

Issuance of shares from the exercise of stock
   options                                                    --             --                    --         100,000

Issuance of shares for services                               --             --                    --         109,600

Shares to be issued                                           --             --                    --         486,000

Amortization of deferred compensation for
 previously granted options and common stock for
 consulting                                                   --        295,000                    --         295,000

Granting of stock options for services                        --        (16,800)                   --           4,200

Comprehensive loss:                                           --             --                    --              --

Net loss                                                      --             --            (4,691,177)     (4,691,177)

Foreign currency translation                              18,357             --                    --          18,357

Unrealized gain on Australian marketable
 securities                                               57,227             --                    --          57,227
                                                        --------      ---------           -----------      ----------
Comprehensive loss:                                                                                        (4,615,593)
                                                                                                           ----------

BALANCE AT DECEMBER 31, 2003                            $ 26,200      $ (16,800)          $(12,625,685)    $5,747,985
---------------------------                             ========      =========           ===========      ==========

          See accompanying notes to consolidated financial statements.

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                    Common Stock to be       Additional
                                                              Common Stock                Issued               Paid-In
                                                            Shares        Amount     Shares       Amount       Capital
                                                         -----------      ------     -------     --------     ------------
Balance at December 31, 2001                             134,976,653     $26,995          --     $     --     $  6,165,678

Issuance of shares to purchase Streamcom assets,
   January at $.0038 per share                            10,000,000       2,000          --           --           45,185

Issuance of shares for services, April at $.10
   per share                                               1,700,000         340          --           --          169,660

Issuance of shares for consulting services,
 November at $.27 per share                                1,000,000         200          --           --          269,800

Issuance of shares in private placement for cash,
   in October at $.10 per share                           10,250,000       2,050          --           --          938,572

Issuance of shares in private placement in
   exchange for debt, November at $.10 per share           2,600,000         520          --           --          256,113

Issuance of shares in exchanges for cancellation
   of debt, November at $.10 per share                     3,915,850         784          --           --          390,802

Issuance of shares in private placement for cash,
 November at $.25 per share                               11,800,000       2,360          --           --        2,866,535

Shares to be issued, $.25 per share                               --          --     400,000      100,000               --

Shares to be issued for placement services, $.635
 per share                                                        --          --     250,000      158,750         (158,750)

Issuance of purchase options                                      --          --          --           --          500,000

Granting of stock options for services                            --          --          --           --          100,052

Stock options received from affiliate                             --          --          --           --            8,500

Comprehensive loss:

Net loss                                                          --          --          --           --               --

Foreign currency translation                                      --          --          --           --               --

Unrealized loss on Australian marketable
   securities                                                     --          --          --           --               --
                                                         -----------      ------     -------     --------     ------------
Comprehensive loss:


BALANCE, DECEMBER 31, 2002                               176,242,503      $35,249    650,000     $258,750     $ 11,552,147
                                                         ===========      ======     =======     ========     ============
[RESTUBBED)
                                                       Accumulated
                                                           Other
                                                       Comprehensive
                                                           Income          Deferred       Accumulated
                                                           (Loss)        Compensation      Deficit            Total
                                                          ---------      -----------      -----------      -----------

Balance at December 31, 2001                              $ 440,473      $        --      $(6,129,559)     $   503,587

Issuance of shares to purchase Streamcom assets,
   January at $.0038 per share                                   --               --               --           47,185

Issuance of shares for services, April at $.10
   per share                                                     --               --               --          170,000

Issuance of shares for consulting services,
 November at $.27 per share                                      --         (225,000)              --           45,000

Issuance of shares in private placement for cash,
   in October at $.10 per share                                  --               --               --          940,622

Issuance of shares in private placement in
   exchange for debt, November at $.10 per share                 --               --               --          256,633

Issuance of shares in exchanges for cancellation
   of debt, November at $.10 per share                           --               --               --          391,586

Issuance of shares in private placement for cash,
 November at $.25 per share                                      --               --               --        2,868,895

Shares to be issued, $.25 per share                              --               --               --          100.000

Shares to be issued for placement services, $.635
 per share                                                       --               --               --               --

Issuance of purchase options                                     --               --               --          500,000

Granting of stock options for services                           --          (70,000)              --           30,052

Stock options received from affiliate                            --               --               --            8,500

Comprehensive loss:

Net loss                                                         --               --       (1,804,949)      (1,804,949)

Foreign current translation                                (157,826)              --               --         (157,826)

Unrealized loss on Australian marketable
   securities                                              (332,031)              --               --         (332,031)
                                                          ---------      -----------      -----------      -----------
Comprehensive loss:                                                                                         (2,294,806)
                                                                                                           -----------

BALANCE, DECEMBER 31, 2002                                $ (49,384)     $  (295,000)     $(7,934,508)     $ 3,567,254
                                                          =========      ===========      ===========      ===========

          See accompanying notes to consolidated financial statements

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        AS OF DECEMBER 31, 2003 AND 2002

                                                                                  2003            2002
                                                                               -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                      $(4,691,177)    (1,804,949)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                     20,289         96,000
  Stock and options issued for services                                            113,800             --
  Write-down of inventory                                                               --         17,000
  Impairment loss on investment in Turkish oil joint venture                     1,453,297             --
  Impairment loss on Australian marketable securities                                   --        355,868
  Non-monetary compensation                                                        295,000        245,052
  Loss on disposal of fixed assets                                                      --         27,766
  Loss of sale of Australia marketable securities                                       --         50,790
  Interest expense for beneficial conversion feature                             1,300,000             --
 Changes in operating assets and liabilities:
  (Increase) in accounts receivable                                                (28,166)        (8,118)
  (Increase in other assets                                                         (8,370)        (8,958)
  Increase (decrease) in accounts payable                                           51,091         (7,851)
  (Decrease) increase in accrued expenses                                          (80,060)       261,155
                                                                               -----------    -----------
        Net Cash Used In Operating Activities                                   (1,574,296)      (776,245)
                                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in Turkish oil joint venture                                        (3,054,784)    (1,609,500)
 Investment in ROO Group, Inc.                                                    (208,500)            --
 Purchases of property and equipment                                               (17,287)        (4,857)
 Proceeds from the sale of building                                                     --        521,187
 Proceeds from the sale of Australian marketable securities                             --        157,521
                                                                               -----------    -----------
        Net Cash Used In Investing Activities                                   (3,280,571)      (935,649)
                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on notes payable                                                        (500,000)      (662,000)
 Proceeds from issuance of convertible debt                                      1,300,000             --
 Proceeds from issuance of common stock, net                                     3,201,524      3,809,517
 Proceeds from stock to be issued                                                  486,000        100,000
 Proceeds from exercise of stock options                                           100,000        500,000
                                                                               -----------    -----------
        Net Cash Provided By Financing Activities                                4,587,524      3,747,517
                                                                               -----------    -----------

Effect of foreign currency translation on cash                                      18,352        (15,432)
                                                                               -----------    -----------

Net (Decrease) Increase In Cash                                                   (248,991)     2,020,191

CASH AT BEGINNING OF YEAR                                                        2,147,775        127,584
                                                                               -----------    -----------

CASH AT END OF YEAR                                                            $ 1,898,784    $ 2,147,775
                                                                               ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 10,000,000 shares of common stock for asset acquisition            $        --    $    47,185

Issuance of 250,000 common shares to be issued for prior year's placement
fees                                                                           $  (158,750)   $   158,750

Issuance of 8,667,667 shares of common stock for the cancellation of debt,
net of discount                                                                $ 1,302,186    $        --

          See accompanying notes to consolidated financial statements.

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002


NOTE 1   COMPANY BACKGROUND AND BUSINESS PLAN
------   ------------------------------------

         Avenue Group, Inc. ("Avenue Group"), formally I.T. Technology, Inc., was incorporated in Delaware on February 2, 1999. Avenue Group is engaged in oil and gas exploration and development, e-commerce and digital media. Avenue Group has three wholly-owned subsidiaries, I.T. Technology Pty. Ltd., which furthers its operations in Australia; Avenue Energy, Inc., ("Avenue Energy"), which was formed to broaden the Company's strategic focus and pursue potential growth and investment strategies in the oil and gas sector; and Bickhams Media, Inc, which also owns 50% of VideoDome.com Networks, Inc. ("VideoDome"). Avenue Group, Inc. currently owns 50.1 % of Stampville.com, Inc. ("Stampville") and approximately 25.4% of ROO Group, Inc. (formerly Virilitec Industries, Inc.), which is traded on the NASDAQ-OTCBB ("ROO"), (collectively referred to as the "Company").

         The Company has limited sales, its activities through December 31, 2003 have been principally devoted to raising capital, establishing and advancing operations at Avenue Energy, which commenced commercial oil production in September 2003 and acquiring equity interests in its operating subsidiaries Stampville and VideoDome and a strategic holding in ROO. In July 2002, the Company relocated its principal offices to California, though it still maintains an office in Melbourne, Australia.

         Stampville specializes in the wholesale and Internet sale of philatelic memorabilia, including stamps and other collectibles. VideoDome provides a range of digital media services, including but not limited to: hosting and delivery, media management services, registration and delivery of video stream via the Internet. ROO is a digital syndication service provider specializing in the delivery and management via the Internet of syndicated multi-media and video content.

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

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002


         In November 2002, we formed Avenue Energy, Inc. to pursue this line of business. Pursuant to the terms of the agreement, as revised, Avenue Energy paid $250,000 and acquired an option that allowed it to participate in and acquire a 50% interest in 30 exploration licenses and leases held by the members of the Sayer Group in Turkey, subject to a 7.5% overriding royalty interest (excluding governmental royalties) in favor of an affiliate of the Sayer Group; including the Karakilise License, where Avenue Energy made its first commercial oil discovery in September 2003. We also obtained the right to participate with a 50% interest in oil and gas properties or rights acquired by the Sayer Group in the future, so long as we continue to be an active right holder in an exploration or production lease with the Sayer Group. (See Notes 7 and 12)

         In addition, pursuant to a Stock Purchase Agreement dated November 11, 2002, Avenue Energy agreed to acquire from a company controlled by Dr. Jaap Poll 36% of the outstanding capital stock of Anzoil (Thailand) Pty Ltd., now known as Black Swan Petroleum, in exchange for 20 million shares of our common stock. Avenue Energy also agreed to engage the services of Dr. Poll as its Director of Exploration on a part time consultancy basis. Dr. Poll has also been elected as a Director of Avenue Energy. Black Swan Petroleum's assets include a contract to acquire: (i) 100% of the offshore petroleum concession of Block B7/38 located in the Gulf of Thailand and (ii) a letter of credit for approximately $1.8 million in cash. The closing of the sale of the Black Swan Petroleum shares was subject to the satisfaction by the seller of a number of conditions of closing. Due to delays in the closing of this transaction, the parties are currently discussing a renegotiation of this Stock Purchase Agreement. At this time we cannot predict, when, if ever this transaction will be consummated. (See Note
         7)

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------- ------------------------------------------

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

         The Company believes the carrying amount of its investment in ROO is a sensitive estimate. The Company also currently believes that the carrying amount of its investment in ROO approximates its fair value (See Note 3). This estimate could change significantly in future reporting periods.

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002


         (C) FAIR VALUE OF FINANCIAL INSTRUMENTS
         ---------------------------------------

         The carrying value of financial instruments including cash, accounts receivable, accounts payable, accrued expenses and debt, approximates their fair values at December 31, 2003 and December 31, 2002 due to the relatively short-term nature of these instruments.

         (D) MARKETABLE SECURITIES
         -------------------------

         Investments in Australian marketable securities have been designated as available for sale. These securities are reported at market value, as determined by the closing market price of the related investment on the Australian stock exchange, with net unrealized gains and losses are included in equity as other comprehensive income (loss). Net unrealized gain (loss) for the years ended December 31, 2003 and 2002 were $57,227 and $(332,031), respectively. The Company reviews all of its investments for any unrealized losses deemed to be other than temporary. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses on investments are determined using the specific identification method.

         (E) FIXED ASSETS
         ----------------

         Fixed assets are stated at cost. Depreciation is provided for using the straight-line method of accounting over the estimated useful lives ranging from 3 to 7 years.

         (F) CAPITALIZED SOFTWARE COSTS
         ------------------------------

         Software costs are generally expensed as incurred, except for certain costs relating to the development of internal-use software incurred during the application stage. Capitalized software costs are generally amortized over the estimated useful life of two years. For the years ended December 31, 2003 and 2002, there were no additional capitalized software costs.

         (G) IMPAIRMENT OF LONG-LIVED ASSETS
         -----------------------------------

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This pronouncement superceded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of and was required to be adopted on January 1, 2002. SFAS No. 144 retained the fundamental provisions of SFAS No.121 as it related to assets to be held and used and assets to be sold. SFAS No. 144 requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. When an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value. Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than a forced or liquidation sale.

         The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as availability of suitable financing to fund acquisition and development activities. The realization of the Company's revenue producing assets is dependent upon future uncertain events and conditions, and accordingly, the actual timing and amounts realized by the Company may be materially different from their estimated value.

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002


         For the year ended December 31, 2003, the Company recorded an impairment loss of $1,453,297 relating to its oil and gas activities (See Note 7).

         (H) EQUITY INVESTMENT AND OIL AND GAS OPERATIONS
         ------------------------------------------------

         The Company accounts for its investment in the joint operating agreement pertaining to the Turkish oil and gas operations under the equity method of accounting. The investment is carried at cost adjusted for the Company's proportionate share of their undistributed earnings or losses.

         The operations underlying the Company's joint venture investment follow the successful efforts method of accounting for the oil and gas operations. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether an individual well has found proved reserves. If it is determined that a well has not found proved reserves, the costs of drilling the well are expensed. The costs of development wells are capitalized whether productive or nonproductive.

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

         (I) REVENUE RECOGNITION
         -----------------------

         Revenues and related costs for digital media and e-commerce sales are recognized when products are shipped or services are rendered to the customer.

         Revenues from the Company's joint operating agreement pertaining to the Turkish oil and gas operations are recognized according to the equity method of accounting.

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

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002


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

         At December 31, 2003, the Company had federal net operating loss carryforwards amounting to approximately $9,100,000 which expire in 2020 through 2023. The Company has recorded a full valuation allowance against deferred tax assets resulting from the net operating loss carryforwards, because the realization of such deferred tax assets is not considered more likely than not.

         (L) LOSS PER COMMON SHARE
         -------------------------

         Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each year. Common stock equivalents are not included in the computation of diluted net loss per common share because the effect would be anti dilutive.

         (M) STOCK-BASED COMPENSATION
         ----------------------------

         The Company recognizes compensation expenses for its stock options plan using the intrinsic value method of accounting. Under the terms of the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date, over the amount an employee must pay to acquire the stock.

         (N) RECENT ACCOUNTING PRONOUNCEMENT
         -----------------------------------

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of SFAS Statement No. 123, "Accounting for Stock Based Compensation" which provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

         Companies choosing the intrinsic-value method are required to disclose the pro forma impact of the fair value method on net loss. The pro forma effect on net loss and loss per share are as follows for the years ended December 31:

                                                    2003                   2002
                                              -----------------      ------------------

           Net loss as reported                   $(4,691,177)            $(1,804,949)
           Pro forma net loss                     $(4,773,677)            $(1,834,949)

           Loss per share as reported                  $(0.03)                 $(0.01)
           Pro forma loss per share                    $(0.03)                 $(0.01)


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

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002


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

         SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this SFAS is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

         Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this SFAS are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This SFAS shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

         In January 2003, and as revised in December 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" "Interpretation No. 46"), an interpretation of Accounting Research Bulletin ("ARB") No. 51", "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through another interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses. Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

         Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation No. 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation No. 46 to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

         Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

         In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

         Management does not expect these recent pronouncements to have a material impact on the Company's consolidated financial position or results of operations.

         (O) GOING CONCERN
         -----------------

         The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $4,691,177 and a negative cash flow from operations of $1,574,296 for the year ended December 31, 2003, and has an accumulated deficit of $12,625,685 as of December 31, 2003. These matters raise substantial doubt about its ability to continue as a going concern.

         The Company is dependent on the proceeds of recent private placements and/or debt or equity financing or alternative means of raising working capital to finance its operations. Management plans to rely on the proceeds of recent private placements, loans from affiliates, at their discretion, and debt or equity financing to fund its operations. However, there is no assurance that the Company will be successful in achieving any such financing or raising sufficient capital to fund its operations and the further development of the Company. The Company completed private placements during 2003 for the sale of common stock. (See Note 9) The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         (P) CONCENTRATION OF CREDIT RISK
         --------------------------------

         Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash described below.

         At December 31, 2003 the Company had cash balances with a bank in excess of the $100,000 limit insured by the Federal Deposit Insurance Corporation of $1,680,217. Based on credit worthiness of the financial institutions with which it does business, the Company believes it is not exposed to any significant risk.

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002


NOTE 3   INVESTMENT IN ROO GROUP, INC.
------   -----------------------------

         On April 30, 2002, the Company reached an agreement with its then President and Chief Executive Officer, Mr. Robert Petty pursuant to which Mr. Petty resigned from all positions with the Company and its affiliates to pursue the further development of ROO Media Corporation, Inc., ("ROO Media") a company owned and controlled by him. Pursuant to this agreement, the Company exercised an existing option to acquire a 25% equity interest in ROO Media and certain stock options previously granted to Mr. Petty and his affiliates became vested. In connection with the agreement, the Company recorded an $8,500 investment in ROO Media. Subsequently, in November, 2003, the Company made a further investment of $200,000 in ROO Media, enabling it to merge with the publicly traded Virilitec Industries, Inc. This resulted in the Company owning 40,000,000 shares (25.4%) of common stock in the newly merged entity, now known as ROO Group, Inc.

         The Company currently believes that the carrying amount of its investment in 40,000,000 shares of ROO approximates its fair value. The following factors were considered in determining fair value: (i) the common stock in the newly merged ROO is thinly traded, (ii) the stock held by the Company is currently restricted common stock and (iii) the Company's investment is illiquid because it has a significant ownership block in ROO of approximately 25% of the outstanding common stock. The Company will continue to evaluate the fair value of its investment in ROO in the future. Managements' estimate of the fair value of its investment could change and based upon current circumstances could potentially have a material positive effect on the consolidated financial condition of the Company. The closing price of ROO's trading common stock at December 31, 2003 was $.09 per share.

NOTE 4   FIXED ASSETS
------   ------------

         Fixed assets at December 31 consists of the following:

                                                         2003                   2002
                                                     -----------           -------------
          Office and computer equipment              $   171,597           $     154,310

          Less:  accumulated depreciation               (109,957)                (93,264)
                                                     -----------           -------------
          Fixed assets, net                          $    61,640           $      61,046
                                                     ===========           =============


         In March 2002, the Company sold land and a building previously owned in Australia and recognized a gain from the sale of approximately $7,000.

         Depreciation and amortization expense for the years ended December 31, 2003 and 2002 amounted to $16,693 and $41,537, respectively.

NOTE 5   INVESTMENT IN STAMPVILLE.COM, INC.
------   ----------------------------------

         Pursuant to a Stock Purchase Agreement dated June 18, 1999, as amended on December 8, 1999 and once again on October 13, 2000, the Company purchased a 50.1% equity interest in the common stock of Stampville, an unrelated party, for previous payments that had been made, aggregating to $2,741,250 and the issuance of 5,000,000 shares of common stock to a principal of Stampville.

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002



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

         Stampville entered into an agreement dated December 1, 1999, with the Inter-Governmental Philatelic Corporation (IGPC), of which the president is a related party to certain officers of Stampville, whereby IGPC will provide stamp sheets as well as additional services to Stampville, including the extension of a line of credit of up to $2,000,000 to Stampville for the purchase and shipping of stamps from IGPC. Certain provisions of the IGPC Agreement providing for additional services, including the line of credit terminated on December 1, 2002 pursuant to a notice from IGPC. Consequently, the terms of the IGPC Agreement will continue until December 1, 2004, with respect only to IGPC's sale of stamps to Stampville.

         Should Stampville not be able to renew its contract with IGPC on favorable terms, or require a change in stamp providers, this could cause significant service disruptions, which may have an adverse affect on Avenue Group.

         In March 2002, in view of the limited financial resources available for the Company to direct toward Stampville and after reviewing possible alternatives, the Company commenced a restructuring of Stampville's operations. Supervision of substantially all of Stampville's activities reverted back to its founders in New York. While in the past the Company has advanced additional working capital to Stampville and these loans are still outstanding, the Company is no longer advancing any funds to, or on behalf of Stampville and absent new developments, does not anticipate providing any material amount of funding to Stampville in the foreseeable future. Currently, Stampville has been funding its operations from its cash flow. Management continues to explore strategic alternatives for the development of Stampville.

NOTE 6   DIGITAL MEDIA INVESTMENTS
------   -------------------------

         Pursuant to an Option Agreement dated March 24, 2000, as amended on October 31, 2000 and once again in the form of a new Shareholder's Agreement entered into on July 2, 2001, the Company acquired a 50% equity interest in VideoDome. The Company invested an aggregate amount of $871,000 in VideoDome, including an additional $150,000 invested in VideoDome under the new Shareholder's agreement. The Company includes the accounts of VideoDome in its consolidated

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002



         financial statements since the Company exercises significant influence over the operations of VideoDome.

         On January 14, 2002, the Company completed the acquisition of certain of the assets of Streamcom Pty Ltd ("Streamcom"), a company engaged in the digital media sector amounting to $47,185. As provided in the agreement, the Company issued 10,000,000 shares of common stock to Streamcom in January 2002. The Company acquired existing infrastructure, equipment and personnel that were of strategic importance to its plans for an increased digital media focus. Subsequently, following the loss of certain key personnel at Streamcom and in light of the lack of any meaningful revenues being generated by Streamcom, the limited financial resources available to the Company and the Company's shift in strategic focus previously discussed; the Company opted to curtail its existing digital media activities in Australia at this time and increase its focus and resources in the more developed U.S. market through VideoDome. The assets of Streamcom, consisting primarily of equipment, continue to be utilized by the Company.

NOTE 7   AVENUE ENERGY
------   -------------

         As part of the Company's shift to a broader strategic focus, in November 2002, the Company formed a wholly owned subsidiary, Avenue Energy to pursue acquisitions of and investments in oil and gas exploration and production entities.

         On November 18, 2002, the Company entered into a Farmin and Participation Agreement with Sayer Group Consortium and Middle East Petroleum Services Limited. Pursuant to the terms of the agreement we paid $250,000 in November 2002 and acquired an option that ultimately allowed us to participate in and acquire a 45% working interest in up to 31 exploration licenses and 2 production leases held by the members of the Sayer Group in Turkey, as well as the option to participate with a 45% interest in oil and gas properties or rights acquired by the Sayer Group in the future, so long as we continue to be an active right holder in an exploration or production lease with the Sayer Group. In connection with the Company's investment, $47,219 of registration expenses were capitalized for the year ended December 31, 2003 and $109,500 of legal expenses were capitalized for the year ended December 31, 2002, since such costs were directly related to the acquisition of the interest.

         Pursuant to the Farmin Agreement the Company had the option, exercisable at any time up to December 20, 2002, to acquire a 45% interest in the Tosun-1 well and license by paying an additional $2.25 million in December 2002 and February 2003, which represented about 50% of the estimated well cost. Tosun-1, lies adjacent to the producing Cendere and Karakus oilfields in southeast Turkey. On December 20, 2002 the Company exercised this option and at the same time the parties modified certain payment terms of the Farmin Agreement to extend the due dates with respect to the remaining payments. Avenue also contributed an additional payment of $250,000 on May 30, 2003 towards completion of the target horizons in the Tosun-1 well beyond the designated turnkey depth of around 9,335 feet, in full satisfaction of any and all costs incurred at Tosun-1 that could have been attributable to it, thereby bringing its aggregate and final payments in connection with the Tosun-1 well and license to $2.75 million.

         Drilling of this well commenced in the fourth quarter of 2002 and continued through May 2003. A total depth of 10,758 feet was reached and testing at Tosun-1 continued to determine if initial oil recoveries would become commercially viable. At total depth, the operator

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002


         continued to swab the well and recovered a mixture of formation water and oil. In order to stem the influx of formation water into the wellbore, the operator placed a cement plug in the bottom of the well from 10,726.5 feet to the total depth. The recoveries at this well were a mixture of mostly formation water and some oil, which indicates that the potential oil and water producing zone(s) have not effectively been isolated from each other by the bottom hole cement plug. In August 2003, the operator proposed and the joint venture parties agreed to the abandonment of the well, but not the license, as it was likely that the well would produce too much water from this location to be commercial. However, the recovery of over 100 barrels of good quality oil confirms that oil exists in the Tosun license. The joint venture believes that the Tosun-1 well encountered an oil accumulation near the edge of a field of unknown extent. The joint venture is considering carrying out a seismic survey to assist mapping of the oil structure. Without further seismic and additional drilling, no determination can be made whether the recovery of oil from the Tosun-1 well will ultimately lead to a commercial development elsewhere on the Tosun structure. In connection with the above, the Company recorded an impairment loss relating to its investment in the Turkish oil joint venture of $1,453,297 for the year ended December 31, 2003.

         In addition, as a result of the Company's exercise of the option with respect to the Tosun-1 well, it had an option to acquire up to a 45% participating interest in the Karakilise-1 well and license located in the Diyarbakir petroleum district in southeast Turkey. On April 17, 2003, the Company exercised the Karakilise option. Spudding of the Karakilise-1 well occurred in late June 2003. The total exercise price of the Karakilise-1 well and license option was $2,000,000 due in installments based upon the progress of the drilling of this well. Pursuant to the Farmin Agreement as amended again in July 2003, the Company completed payments on the full exercise of this option in September 2003. This well went into commercial production in September 2003. As a result, the Company was also required to fund an additional $187,164 towards completion costs. In September 2003, the Company paid $100,000 of this amount and pursuant to arrangements reached with the Sayer Group, the remaining balance of $87,164 was funded from the Company's share of the proceeds of crude oil sales from Karakilise-1. For the year ended December 31, 2003, Avenue Energy received $157,682 for its distributed share of the net profits from crude oil sales and remitted the amounts to the Sayer Group as an additional investment. The amount is also included in revenues in the accompanying consolidated statements of operations.

         The well is producing good quality light crude (32.5 API). As at December 31, 2003 approximately 18,832 barrels of oil had been produced. The Sayer Group sells the Karakilise crude on behalf of the joint venture to the refinery at a price which reflects world parity in the month preceding the sale, plus transportation costs to the refinery gate, adjusted for crude quality. Due to the limited amount of geological information available at the present time, there has been no determination made as to any reserve estimates at Karakilise. This will likely require the drilling of additional wells under the license. (See
         Note 12).

         Aladdin Middle East has constructed two storage tanks with 5000 barrel capacity both at the Karakilise-1 wellsite and purchased a 2 x 10,000 barrel mixing and storage facility at the Tupras-owned Batman refinery. This refinery was build for heavy crude from the Raman fields and our light Karakilias crude requiresmixing with heavier oils to enable it to be processed by this refinery. Karakilise-1 is currently not producing at the earlier anticipated rates of over 600 BOPD. This may be due to the well's only partial intersection of the oil column(s) as the well did not intersect an oil/water contact. The Operator will monitor this well at its current production rates of 50-100 BOPD until the Karakilise-2 well has been drilled and more information is available on the thickness of the oil pay. A decision to deepen Karakilise-1 may then be considered.

         Following Avenue Energy's participation in the two initial wells in 2003, Avenue Energy elected to exercise its option into many additional exploration licenses and leases held by members of the Sayer Group in Turkey. In January, 2004, Avenue Energy entered into new joint operating and related agreements with the Sayer Group (See Note 12)

         In addition, in November 2003, Avenue Energy exercised an option which requires that the Sayer Group workover (reopen) up to five existing wells in the Kahta Field and drill up to three additional wells in the Kahta license at fixed costs to the Company of $150,000 per well for workovers and $400,000 per well for new wells. Avenue Energy will

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002


         receive 95% of net revenues until it recovers 100% of our entire investment of $2.75 million in Tosun-1 and up to $1.95 million in the Kahta Field and thereafter will receive 50% of net revenues from these Kahta wells under the new Agreements. Avenue Energy has until November, 2004 to commence these operations.

         AGREEMENT TO PURCHASE 36% INTEREST IN BLACK SWAN PETROLEUM

         Pursuant to Stock Purchase Agreement dated November 11, 2002, Avenue Energy agreed to acquire from a company controlled by Dr. Jaap Poll 36% of the outstanding capital stock of Anzoil (Thailand) Pty Ltd., now known as Black Swan Petroleum, in exchange for 20 million shares of the Company's common stock. Black Swan Petroleum's assets included a contract to acquire: (i) 100% of the offshore petroleum concession Block B7/38 located in the Gulf of Thailand and (ii) a letter of credit for approximately US $1.8 million in cash. The shareholders of Black Swan will be required to contribute their proportionate share of the obligations of Black Swan with respect to the development of the oil and gas concession which are expected to be approximately $2.7 million (a total of $4.5 million less the anticipated draw down on a letter of credit of approximately $1.8 million). These funds will initially be utilized to fund the drilling of the first commitment well, which is now not expected to commence before the fourth quarter 2004. The closing of the sale of the Black Sean Petroleum shares was subject to the satisfaction by the seller of a number of conditions of closing. Due to delays in the closing of this transaction, the parties are currently discussing a renegotiation of this Stock Purchase Agreement. At this time, the Company cannot predict, when, if ever this transaction will be consummated.

NOTE 8   NOTES AND LOANS PAYABLE
------   -----------------------

         On August 1, 2000, the Company borrowed $150,000 from Instanz Nominees Pty. Ltd. ("Instanz"), a related party at that time. The loan bears interest at the rate of ten percent (10%) per annum. In November, 2002, the Company repaid $100,000 of this note from the proceeds of a private placement, leaving a balance payable of principal and interest of $93,621 and $84,816 at December 31, 2003 and 2002, respectively. Upon mutual agreement of the parties, this loan and accrued interest payable, shall be repaid only after the Company has received additional financing and at that time upon the mutual agreement of the Company's Board of Directors and Instanz.

         In order to fund the further development of its oil and gas activities, during 2003 and currently, the Company has entered into Agreements with an affiliate of its Chief Executive Officer, Levi Mochkin, pursuant to which it has been provided with a limited draw down facility. In 2003 this was a facility of $500,000, which was not drawn upon and has expired. Currently, the Company has a new unsecured facility of up to $750,000 available to it, to be drawn down between March and May of 2004 in connection with its continued exploration activities in the Republic of Turkey. In the event of a draw down against this facility, interest is payable annually at 9% and upon mutual agreement of the parties, these loans and accrued interest payable to the affiliates shall be repaid only after the Company has received additional financing and at that time upon the mutual agreement of the Company's Board of Directors and the affiliates.

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002


NOTE 9   CAPITALIZATION
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

         (B) COMMON STOCK
         ----------------

         2003
         ----
         Pursuant to the terms of consulting agreements entered into in September, 2003, the Company issued an aggregate of 200,000 shares of its restricted common stock in private placements to the consultants for services. The Company recorded compensation expenses in connection with these agreements of $109,600 based on the closing market price of the Company's common stock on the date of the stock issuances.

         In December 2003, the Company granted 150,000 stock options to an officer of the Company. The options vest over 1.5 years and are exercisable at $.25 per share. The intrinsic value relating to the options is $21,000, of which the Company expensed $4,200 for the year ended December 31, 2003 and deferred $16,800 of the costs.

         For the year ended December 31, 2003, the Company amortized deferred compensation costs of $295,000 relating to previously issued options and common stock for consulting services.

         In the year ended December 31, 2003, the Company entered into agreements with accredited investors in private placements pursuant to which it had an aggregate of 21,123,667 shares of its restricted common stock issued or to be issued at $.15 to $.25 per share. This resulted in proceeds of $3,687,524. Proceeds from the offering were principally utilized to fund Avenue Energy's oil and gas activities in Turkey and for working capital.

         In July 2003, the Company issued 1,000,000 shares of common stock to Robert Petty and ROO Media in connection with the exercise of 1,000,000 stock options for $100,000. These options had an exercise price of $0.10 per share.

         2002
         ----
         In the fourth quarter of 2002, the Company sold 22,050,000 shares of its restricted common stock in private placements for net proceeds of $3,809,517. In connection with the private placements, the placement agent received fees comprised of $90,000 in cash and 250,000 restricted shares of the Company's common stock to be issued. The restricted shares were valued at $158,750 based on the closing price of the common stock on the date of issuance, which occurred in January 2003. The total placement agent fees of $248,750 were recorded as a reduction of additional paid-in capital as of December 31, 2002. Also in connection with the private placements, the Company paid direct costs aggregating $75,483 relating to legal and other fees that were also recorded as a reduction of additional paid-in capital as of December 31, 2002. Proceeds from the offering were principally utilized to fund Avenue Energy's oil and gas acquisitions in Turkey, to reduce debt and for working capital.

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002


         In November 2002, the Company engaged Tecumseh Holdings Corporation ("Tecumseh"), to render investment and merchant banking consulting services on a non-exclusive basis for one year. Pursuant to this agreement, in November 2002, the Company issued Tecumseh 1,000,000 shares of its restricted common stock as partial consideration for its consulting services, of which 500,000 are being held in escrow for six months. In connection with this agreement, the Company valued the 1,000,000 shares at $0.27 per share, based on the closing price of the Company's common stock on the date of issuance. The Company amortized the total value of $270,000 over the one year term of the contract. At December 31, 2002, $225,000 has been recorded as deferred compensation and $45,000 has been expensed for the year ended December 31, 2002. The deferred amount of $225,000 was expensed for the year ended December 31, 2003.

         In April 2002, the Company entered into an agreement with foreign investors (the "Investors"), pursuant to which the Investors purchased for $500,000 a three (3) year option to buy up to 50,000,000 shares of the Company's common stock at an exercise price of $.04 per share. This amount was recorded to additional paid-in capital as of December 31, 2002

         In March 2002, the Company engaged Kensington Capital Corp ("Kensington") pursuant to an investment and merchant banking contract on a non-exclusive basis until August, 2003. Pursuant to this agreement, in April 2002, the Company issued Kensington 1,700,000 shares of its restricted common stock as partial consideration for its consulting services. In connection with this, a charge to operations of $170,000 was recorded based on the then market value of the common stock.

         On January 14, 2002, the Company issued 10,000,000 shares of common stock to Pacific and Orient Investments Ltd, pursuant to an asset purchase agreement of the same date in connection with the acquisition of the assets and infrastructure of Streamcom Pty Ltd. This resulted in an increase in additional paid-in capital of $47,185 for the year ended December 31, 2002.

         2002 RELATED PARTY TRANSACTIONS
         -------------------------------

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

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002


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

         (C) CONVERTIBLE NOTES
         ---------------------

         On April 15, 2003, the Company entered into a purchase agreement with an accredited investor, for the sale of a $1.3 million principal amount of one year convertible notes bearing interest at a rate of 3.5%, in a private placement, to assist with the financing of drilling operations in Turkey. The purchase agreement was amended on September 15, 2003; pursuant to which the purchaser funded the balance due under the agreement and cancelled the original $1,300,000 of notes issued to him in return for a new $1.3 million convertible note which was immediately convertible into the Company's restricted common stock at a price of $0.15 per share. Shortly after receipt of the new convertible note the purchaser converted the entire principal amount thereof at $0.15 per share into 8,666,667 shares of the Company's restricted common stock.

         The convertible note contained a beneficial conversion feature computed at its intrinsic value that is the difference between the conversion price and the fair market value of the Company's common stock as determined by the closing market price on the note issuance date, multiplied by the number of shares into which the debt is convertible. Since the beneficial conversion feature was to be settled by issuing equity, the amount attributed to the beneficial conversion feature, which was limited to the face amount of the note of $1,300,000, was recorded in September 2003 as interest expense and additional paid-in capital on the issuance date.

NOTE 10  STOCK OPTIONS AND OTHER AGREEMENTS
-------  ----------------------------------

         (A) STOCK OPTIONS
         -----------------

         In April 2000, the Company's Board of Directors authorized the issuance of up to 8,250,000 shares of common stock in connection with the Company's Stock Option Plan (the "Plan"). The Plan became effective on February 14, 2001 in connection with the Company's effective registration statement on Form SB-2. On December 24, 2002, stockholders approved an amendment to the Plan, enabling the Board as currently configured without non-employee directors to grant options under the Plan and to increase the number of shares authorized for grant from 8,250,000 to 15,000,000. The Company intends to grant options under the Plan to officers, directors, employees and consultants of the Company.

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002


         The Company's stock option plan is subject to the provisions of SFAS No 123, Accounting for Stock-Based Compensation. Under the provisions of this standard, employee and director stock-based compensation expense is measured using either the intrinsic-value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, or the fair value method described in SFAS No.
         123. The Company has elected to account for its employee and director stock-based awards under the provisions of APB Opinion No. 25. Under APB Opinion No. 25, compensation cost for stock options is measured as the excess, if any, of the fair value of the underlying common stock on the date of grant over the exercise price of the stock option.

         In December 2003, 150,000 options were granted under the Plan to Daniel Aharonoff, the Company's Executive Vice President of Information Technology and immediate past President. These options vest at various intervals through 2005 and are conditioned upon Mr. Aharonoff's continued employment with the Company. The options are exercisable at $0.25 per share and 30,000 options have vested with Mr. Aharonoff as of December 31, 2003. In connection with the grant, the Company expensed the vested intrinsic value of $4,200 for the year ended December 31, 2003 and deferred $16,800 for the unvested portion.

         On September 12, 2002, pursuant to the authorization of the Board of Directors, the Company granted its Chief Financial Officer, a three-year option to purchase 1,000,000 shares of common stock at $0.10 per share. This option vested quarterly over twelve months. The ability to exercise these options is contingent upon the officer's continued employment with the Company. This option was granted outside of the Plan. In connection with the grant, the Company expensed the vested intrinsic value of $70,000 and $30,052 in the years ended December 31, 2003 and 2002, respectively.

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002


The fair value of options granted to employees during the years ended December 31, 2003 and 2002 was estimated on the date of grant, using the Black-Scholes pricing model with the following assumptions:

                                                                       2003               2002
                                                                  ---------------     --------------
    Weighted average of expected risk-free interest rates             3.00%              4.50%
    Expected years from vest date to exercise date                    2 - 3              2 - 3
    Expected stock volatility                                           59%                83%
    Expected dividend yield                                              0%                 0%

The following table is a summary of employee stock option transactions as of December 31:

                                                        2003                                     2002
                                         ------------------------------------     -----------------------------------
                                                                  Weighted                               Weighted
                                                                  Average                            Average Exercise
    Activity                                Options            Exercise Price         Options              Price
    ---------------------------------    ---------------      -----------------     -------------    ------------------
    Outstanding at January 1                 1,000,000                  $0.10               --                  $0.00
    Options granted                            150,000                   0.25         1,000,000                  0.10
    Options exercised                              -                     -                 -                     -
    Options forfeited                              -                     -                 -                     -
                                         -------------        ---------------       -----------      ----------------
    Balance at December 31                    1,150,00                  $0.12         1,000,000                 $0.10
                                         =============        ===============       ===========      ================


At December 31, 2003, outstanding stock options awarded to Company employees totaled 1,150,000 options, of which 1,030,000 options were vested and exercisable, with the remaining 120,000 options vesting quarterly (30,000 per quarter) through February 15, 2005. The following table summarizes information about outstanding employee stock options at December 31, 2003:

                                        Options Outstanding                               Options Exercisable
                        -----------------------------------------------------     ------------------------------------
                                                                 Weighted
                                              Weighted           Average                                 Weighted
     Range of                                 Average           Remaining                                Average
  Exercise Prices           Number            Exercise         Contractual            Number             Exercise
                          Outstanding          Price               Life            Exercisable            Price
--------------------    ----------------    -------------     ---------------     ---------------    -----------------
     $0.05 - $0.125           1,000,000            $0.10                1.75           1,000,000               $0.100
     $0.13 - $0.25              150,000            $0.25                2.92              30,000               $0.250
                         --------------      -----------       -------------       -------------      ---------------
                              1,150,000            $0.12                1.90           1,030,000               $0.104
                        ===============     ============      ==============      ==============     ================

During the years ended December 31, 2002 and 2001, the Company granted a total of 1,250,000 stock options, pursuant to various agreements, to Robert Petty, a former President and Chief Executive Officer of the Company. These options, which were granted outside of the Option Plan, are exercisable at $0.10 per share with 1,000,000 options expiring in July 2002 and 250,000 options expiring in April 2004. In July 2002, 1,000,000 options were exercised for $100,000, resulting in the issuance of 1,000,000 shares of common stock.

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002


In June 30, 2002, the Company issued call option to two prospective investors to purchase 50,000,000 shares of the Company's common stock in a private placement at $.05 per share. The option is for 3 years and expires in June 2005. The premium for the option was $500,000. As of December 31, 2003 this option has not been exercised.

(B) OTHER AGREEMENTS
--------------------

On September 1, 2002, pursuant to the authorization of the Board of Directors, the Company entered into a three year non-exclusive employment agreement with Jonathan Herzog, its Executive Vice President, pursuant to which Mr. Herzog has been engaged on a part-time basis and receives a base salary of $6,000 per month ("Base Salary"), which is subject to an upward adjustment to a maximum of $9,000 per month in the event Mr. Herzog's services on behalf of the Company require an increased time commitment during any month. The employment agreement also provides for severance pay, upon termination without cause, not to exceed the lesser of the Base Salary due for the remainder of the term or eighteen month's Base Salary.

On November 11, 2002 the Company's subsidiary, Avenue Energy entered into a two-year non-exclusive consulting agreement, effective as of October 15, 2002, with Dormley Pty Ltd an entity controlled by Dr. Jaap Poll, to provide Dr. Poll's services on a part-time basis to Avenue Energy as its Director of Exploration. Also see Note 1. Pursuant to the terms of the Consulting Agreement, Dormley is to be compensated at a rate of $6,800 per month in fees, plus $1,000 per month as reimbursement for its office expenses. The consulting agreement also provides for severance pay upon termination without cause, equal to: (i) six months of fees in the event Avenue Energy ceases to be in the oil and gas exploration and development business or (ii) twelve months of fees for any other reason.

Effective as of January 1, 2003, the Company through its subsidiary Avenue Energy engaged the services of Ledger Holdings Pty Ltd, of which Levi Mochkin is a Director, on a month-to-month basis as a consultant to Avenue Energy pursuant to which Mr. Mochkin served as Avenue Energy's Director of Operations. Subsequently in October 2003, Mr. Mochkin was appointed as the Company's President and Chief Executive Officer. Ledger is compensated at a rate of $10,000 per month in fees, plus $2,000 per month in the form a discretionary expense allowance.

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002


NOTE 11  SEGMENTS
-------  --------

         The Company operates in three segments, including investments in oil and gas, digital media and e-commerce. See Note 1 for further description.

                                                                                Ave Group & IT
                                                                                Tech Australia
                                       Ave Energy     Stampville    Videodome     Australia
                                       Oil & Gas)    (E-Commerce) (Digital Media Corporate     Consolidate
                                        ---------        -----      -------      ---------      ---------
         December 31, 2003
         -----------------
            Revenues, net             $   157,682    $  31,442    $ 281,352    $        --    $   470,476
            Operating income (loss)    (2,079,763)       3,339       33,669     (1,350,737)    (3,393,492)
            Depreciation and
              amortization                    236           --        9,576         10,477         20,289
            Interest expense, net              --           --           --      1,301,697      1,301,697
            Capital expenditures        3,054,784           --       11,133          6,154      3,072,071
            Total assets                3,722,082        1,790      101,877      2,218,396      6,044,145
                                        ---------        -----      -------      ---------      ---------

         December 31, 2002
         -----------------
            Revenues, net             $        --    $  33,853    $  90,014    $        --    $   123,867
            Operating (loss)              (24,435)    (121,822)    (149,822)      (994,048)    (1,290,127)
            Depreciation and
             amortization                      33       76,293        8,569         11,105         96,000
            Interest expense, net              --       28,171       11,425         44,383         83,979
            Capital expenditures        1,609,500           --           --          4,857      1,614,357
            Total assets                2,110,646        3,284       56,976      2,221,479      4,392,385

NOTE 12  SUBSEQUENT EVENTS
-------  -----------------

         A. EXERCISE OF ALL OTHER LICENSES AND LEASES OPTION IN TURKEY
         -------------------------------------------------------------

         In January, 2004, Avenue Energy entered into new joint operating and related agreements ("the Agreements") with Aladdin Middle East Ltd and its affiliates (AME) covering drilling and production operations in the Karakilise license and 25 other exploration and production licenses and leases in Turkey (the "Additional Licenses"). Under the Agreements, Avenue currently holds a 50% participating interest in the Karakilise and Additional Licenses subject to a 7.5% overriding royalty interest (excluding governmental royalties) in favor of Ersan Petrol Sanayii A.S., an affiliate of the Sayer Group, and this now incorporates the previous 10% interest in the leases and licenses that was formally held by Middle East Petroleum Services Limited

         Whilst Avenue Energy originally exercised the option over the Additional Licenses in November 2003, it only completed the necessary agreements to effectuate this exercise and to complete this transaction in January. Together with the completion of the transaction and the Agreements, in January 2004, Avenue Energy made the payment to AME of a required one-time contribution towards past costs of $315,000 and will be required to pay ongoing monthly administration fees covering exploration license and production lease rentals and filings. Avenue Energy opted not to exercise its option with regard to AME's remaining interests in several other exploration licenses, which were the subject of a farmout agreement with a third party. Under the Agreements, the parties have also agreed that Avenue Energy, at its discretion may elect to change its interest in any future wells from 50% to no less than 25%; provided that, if it chooses to reduce its participation in any well, its ongoing interest in the subsequent development at that particular license will also be reduced to the percentage previously selected by it.

                               AVENUE GROUP, INC.
                (FORMERLY I.T. TECHNOLOGY, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002


         B. KARAKILISE
         -------------

         In February 2004, Avenue Energy notified AME, the operator of the Karakilise oil field and the Karakilise Licenses, that pursuant to its new Participation Agreement with AME, it would maintain a 50% interest in the drilling of the Karakilise-2 oil appraisal well. The well was scheduled to commence drilling by the middle of March 2004, though the operator has now advised that this has now been delayed till mid April 2004. Avenue's 50% share of the turnkey drilling costs of the Karakilise-2 well will be approximately US$1.5 million of which 50% was paid in February 2004, with the balance payable upon AME reaching certain drilling objectives in the well together with a 50% share of completion costs in the event of the well being completed as a further producer on the field.

         Additionally, in March 2004, Avenue Energy was notified by the operator of the Karakilise-1 well, that an additional investment into the joint venture for infrastructure relating to the Karakilise field of approximately $484,000 above and beyond what has been contributed to date would be required. This includes additional road reinforcement, electrification, various other field expenses and the costs of various workover operations conducted since the well was discovered in September 2003. Avenue Energy is currently in discussions with the operator regarding the amount of the investment and the nature of the stated workover operations and anticipates that it will reach an agreement for the final amount of its required investment to be paid from its distributions of revenues from the Karakilise-1 well.

         On March 22, 2004 Aladdin Middle East informed Avenue Energy that the drilling of the Karakilise-2 well was delayed from the proposed spud date of March 13, 2004 as a result of litigation filed by a landowner over rights to utilize the drill site and a related expropriation proceeding filed by Aladdin Middle East to clear title for the Karakilise-2 drill site. We have been advised by Aladdin Middle East that they anticipate that the government will grant an additional six month extension (through September 13, 2004) for the spudding of the Karakilise-2 well pending the resolution of the aforementioned matters in Turkey. Aladdin Middle East has also advised us that it is currently seeking to resolve this dispute through negotiations with the landlord or through expropriation proceeding which it has initiated.

         C. OFFICE RELOCATION AND LEASE
         ------------------------------

         In March 2004, the Company moved into new offices at the Gelb Plaza located at 17547 Ventura Boulevard, (Suite 305) in Encino, California 91316. The Company signed a new one year lease covering office space of approximately 1425 square feet at a rate of $2,636 per month with an option to renew the lease for an additional year thereafter. The Company also continues to maintain its offices in Melbourne, Australia and Avenue Energy's branch office in Ankara, Turkey. The Company is currently in the process of renewing its office lease in Melbourne, Australia for at least 12 more months at an annual rent of approximately $34,000.

         D. EMPLOYMENT CONTRACT
         ----------------------

         In March 2004, the Company entered into a three year part-time, non exclusive employment agreement with an individual pursuant to which the individual agreed to provide the Company with financial, capital markets, strategic planning, public relations, investor relations, general business management and corporate financial services in Canada. Compensation for services under the employment agreement is from the grant of stock options to the individual in March 2004 to purchase 6,750,000 shares of common stock at $.15 per share. Of the total options granted, 2,250,000 were granted pursuant to the Company's 2000 Stock Option Plan and 4,500,000 are granted outside of the Plan.

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

         10.8(b) Registration Rights Agreement dated November 1, 2002 by and between I.T. Technology, Inc. and Perfect Optical Corporation, incorporated by reference to Exhibit 10.8(b) to the Company's Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

         10.8(c) Registration Rights Agreement dated November 2002 by and between I.T. Technology, Inc. and Cohero Group, incorporated by reference to
Exhibit 10.8(c) to the Company's Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

         10.9(e) Partial Loan Satisfaction notice dated November, 2002 by and between Ledger Technologies, Inc. and I.T. Technology, Inc, incorporated by reference to Exhibit 10.9(e) to the Company's Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

         10.9(f) Assignment and Assumption Agreement dated November 1, 2002 by and between Ledger Technologies and Perfect Optical, incorporated by reference to Exhibit 10.9(f) to the Company's Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

         10.9(g) Loan Satisfaction Agreement dated November 1, 2002 by and between Perfect Optical Corporation and I.T. Technology, Inc, incorporated by reference to Exhibit 10.9(g) to the Company's Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

         10.9(h) Assignment and Assumption Agreement dated November 1, 2002 by and between Ledger Technologies, Pty Ltd and Cohero Group, Inc (on behalf of I.T. Technology, Inc.), incorporated by reference to Exhibit 10.9(h) to the Company's Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

         10.9(i) Assignment and Assumption Agreement dated November 1, 2002 by and between Sunswipe Australasia Pty Ltd and Cohero Group, Inc. (in re VideoDome Networks, Inc.), incorporated by reference to Exhibit 10.9(i) to the Company's Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

         10.9(j) Assignment and Assumption Agreement dated November 1, 2002 by and between Sunswipe Australasia Pty Ltd and Cohero Group (in re Stampville), incorporated by reference to Exhibit 10.9(j) to the Company's Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

         10.9(k) Assignment and Assumption Agreement dated November 4, 2002 by and between I.T. Technology and Cohero Group, Inc. (in re VideoDome Networks, Inc.), incorporated by reference to Exhibit 10.9(k) to the Company's Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

         10.9(l) Assignment and Assumption Agreement dated November 4, 2002 by and between I.T. Technology, Inc. and Cohero Group, Inc. (in re Stampville), incorporated by reference to Exhibit 10.9(l) to the Company's Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

         10.10(a) Partial Loan Satisfaction notice dated November 2002 by and between Instanz Nominees Pty Ltd and I.T. Technology, Inc., incorporated by reference to Exhibit 10.10(a) to the Company's Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

         10.11 Option Agreement dated April, 2002 for the issuance of up to 50,000,000 shares, incorporated by reference to Exhibit 10.11 to the Company's Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

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

         10.26 Investment and Merchant Banking Consulting Services dated November 1, 2002 by and between I.T. Technology and Tecumseh Holdings, incorporated by reference to Exhibit 10.26 to the Company's Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

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

         10.29 Farmin Participation Agreement dated November 14, 2002, incorporated by reference to Exhibit 10.27 of the Company's Form 8K filing dated November 25, 2002. Commission File No. 333-30364.

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

         10.30 Subscription Agreement covering $1.3 million in convertible notes dated April 15, 2003, incorporated by reference to Exhibit 10.1 of the Company's Form 10Q-SB dated June 30, 2003. Commission File No. 000-30-543.

         10.30(a) Convertible Note dated April 15, 2003, incorporated by reference to Exhibit 10.1(a) of the Company's Form 10Q-SB dated June 30, 2003. Commission File No. 000-30-543.

         10.31 Memorandum of Understanding between Aladdin Middle East, Ltd. and Avenue Energy, Inc. dated May 22, 2003, incorporated by reference to Exhibit 10.1(a) of the Company's Form 10Q-SB dated June 30, 2003. Commission File No. 000-30-543.

         10.32 Amended Subscription Agreement dated September 15, 2003 with respect to the sale of a $1.3 million convertible note, incorporated by reference to Exhibit 10.1 of the Company's Form 10Q-SB dated September 30, 2003. Commission File No. 000-30-543.

         10.32(a) Convertible Note in the principal amount of $1.3 million dated September 15, 2003, incorporated by reference to Exhibit 10.1(a) of the of the Company's Form 10Q-SB dated September 30, 2003. Commission File No. 000-30-543.

         10.33 Employment Agreement by and between Avenue Energy, Inc. and Steven Gordon dated March 8, 2004. *

         10.33(a) Option Agreement by and between Avenue Energy, Inc. and Steven Gordon dated March 8, 2004. *

         10.33(b) Option Agreement by and between Avenue Energy, Inc. and Steven Gordon dated March 8, 2004. *

         10.34 Loan agreement by and between Avenue Group, Inc. and Ledger Technologies Pty, Ltd for an amount up to the sum of $750,000 dated January 23, 2004.*

         10.35 Lease Agreement by and between Gelb Enterprises and Avenue Group, Inc. for the lease of Avenue Group Inc.'s principal executive offices at 17547 Ventura Boulevard, Encino, CA 91316 dated January 16, 2004, commencing on March 1, 2004.*

         10.36 Form Of Joint Operating Agreement Between Aladdin Middle East Ltd., Ersan Petrol Sanayii A.S. and Avenue Energy, Inc. incorporated by reference to Exhibit 99.2 of the Company's Form 8-K dated January 2, 2004. Commission File No. 000-30543.

         10.37 Participation Agreement Between The Sayer Group Consortium and Avenue Energy, Inc. and Middle East Petroleum Services Limited dated January 22, 2004 (supercedes and corrects the Participation Agreement filed as Exhibit 99.3 to the Company's Form 8-K dated January 2, 2004).*

         14. Code of Ethics For Principal Executive Officers And Senior Financial Officers. *

         21. List of Subsidiaries as at December 31, 2003.*

         31.1 Certification of Levi Mochkin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

         31.2 Certification of Yam-Hin Tan, Chief Financial Officer, pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.*

         32.1 Certification of Levi Mochkin, Chief Executive Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

         32.2 Certification of Yam-Hin Tan, Chief Financial Officer, pursuant to
Section 906 of Sarbanes-Oxley Act of 2002.*

         *Filed herewith