Form 10QSB
period 2004-03-31
AVENUE GROUP INC
filed 2004-05-21
CIK 1100006

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

         For the quarterly period ended March 31, 2004 or
                                        --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________  to ______________

                        Commission File Number 000-30-543

                               AVENUE GROUP, INC.
                               ------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                                90-0200077
         --------                                                ----------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)


          17547 Ventura Boulevard, Suite 305, Encino, California 91316
       -------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 465-1200
                               ------------------
              (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 207,882,837 shares of common stock outstanding as of May 1, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                          PART I FINANCIAL INFORMATION


ITEM 1. CONDENSED FINANCIAL STATEMENTS


                       AVENUE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                                  March 31, 2004     December 31,
                                                                                    (Unaudited)         2003
                                                                                  --------------    ------------
CURRENT ASSETS
 Cash                                                                               $    281,901       1,898,784
 Accounts receivable, net                                                                 55,039          49,710
 Prepaid expenses                                                                          1,311          18,811
 Investment in Australian marketable securities                                           61,559          87,992
                                                                                    ------------    ------------
    Total Current Assets                                                                 399,810       2,055,297
                                                                                    ------------    ------------

FIXED ASSETS, NET                                                                         57,169          61,640
                                                                                    ------------    ------------

INVESTMENT IN TURKISH OIL LEASES, NET                                                  5,005,168       3,710,987
                                                                                    ------------    ------------

OTHER ASSETS
 Investment in ROO Group, Inc.                                                           208,500         208,500
 Other                                                                                    21,717           7,721
                                                                                    ------------    ------------
    Total Other Assets                                                                   230,217         216,221
                                                                                    ------------    ------------

TOTAL ASSETS                                                                        $  5,692,364       6,044,145
                                                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                  $     30,667    $     47,037
  Accrued expenses                                                                       339,395         155,502
  Notes payable                                                                           95,962          93,621
                                                                                    ------------    ------------
    Total Current Liabilities                                                            466,024         296,160
                                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued and
   outstanding                                                                                --              --
  Common stock, $.0002 par value, 500,000,000 shares authorized, 207,882,837 and
   203,976,171 shares issued and outstanding, respectively                                41,576          40,795
  Common stock to be issued (0 and 3,906,666 shares, respectively)                            --         586,000
  Additional paid - in capital                                                        19,335,193      17,737,475
  Accumulated other comprehensive income                                                   1,599          26,200
  Deferred compensation                                                                 (973,050)        (16,800)
  Accumulated deficit                                                                (13,178,978)    (12,625,685)
                                                                                    ------------    ------------
    Total Stockholders' Equity                                                         5,226,340       5,747,985
                                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  5,692,364    $  6,044,145
                                                                                    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months     Three Months
                                                   Ended             Ended
                                               March 31, 2004    March 31, 2003
                                               --------------    -------------
REVENUES
 Digital Media                                  $      77,034    $      59,670
 E-Commerce                                             4,714           14,415
 Turkish oil lease revenue                              7,213               --
                                                -------------    -------------
        Total Revenue                                  88,961           74,085
                                                -------------    -------------

COSTS AND OPERATING EXPENSES
 Cost of sales Digital Media and E-Commerce             9,273            4,600
 Development                                            9,000            7,925
 Sales & marketing                                     11,355            8,788
 General and administrative                           610,558          503,423
                                                -------------    -------------
     Total Operating Expenses                         640,186          524,736
                                                -------------    -------------

LOSS FROM OPERATIONS                                 (551,225)        (450,651)
                                                -------------    -------------

OTHER INCOME (EXPENSE)
 Interest, net                                         (2,068)           2,598
 Other                                                     --            1,244
                                                -------------    -------------
     Total Other Income (Expense)                      (2,068)           3,842
                                                -------------    -------------

NET LOSS                                        $    (553,293)   $    (446,809)
                                                =============    =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED   $          --    $          --
                                                =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING- BASIC
 AND DILUTED                                      206,370,837      176,450,836
                                                =============    =============

     See accompanying notes to condensed consolidated financial statements.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  Three Months     Three Months
                                                      Ended           Ended
                                                  March 31, 2004  March 31, 2003
                                                  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                           $  (553,293)   $  (446,809)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and Amortization                           4,471          5,192
  Non-monetary compensation                              56,250         92,500
 Changes in operating assets and liabilities:
  (Increase) in accounts receivable                      (6,880)        (6,517)
  Decrease (increase) in other assets                     5,054           (442)
  (Decrease) increase in accounts payable               (14,029)        41,520
  Increase (decrease) in accrued expenses               183,893       (179,360)
                                                    -----------    -----------
        Net Cash Used In Operating Activities          (324,534)      (493,916)
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in Turkish oil leases                    (1,294,181)      (547,219)
 Purchases of fixed assets                                   --         (5,380)
                                                    -----------    -----------
        Net Cash Used In Investing Activities        (1,294,181)      (552,599)
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Deferred offering costs                                     --        (32,065)
 Payments on notes payable                                   --          2,121
 Proceeds from issuance of common stock, net                 --         (6,558)
 Proceeds from stock to be issued                            --        450,000
                                                    -----------    -----------
        Net Cash Provided By Financing Activities            --        413,498
                                                    -----------    -----------

Effect of foreign currency translation on cash            1,832          6,896
                                                    -----------    -----------

Net Decrease In Cash                                 (1,616,883)      (626,121)

CASH AT BEGINNING OF PERIOD                           1,898,784      2,147,775
                                                    -----------    -----------

CASH AT END OF PERIOD                               $   281,901    $ 1,521,654
                                                    ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004
                                   (UNAUDITED)


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

       As part of this shift to a broader strategic focus, in November 2002, the Company formed Avenue Energy, Inc. to pursue acquisitions of and investments in oil and gas exploration and production entities.

       Pursuant to the terms of an agreement, as revised, Avenue Energy paid $250,000 and acquired an option that allowed it to participate in and acquire a 50% interest in 30 exploration licenses and leases held by the members of the Sayer Group in Turkey, subject to a 7.5% overriding royalty

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004
                                   (UNAUDITED)

       interest (excluding governmental royalties) in favor of an affiliate of the Sayer Group; including the Karakilise License, where Avenue Energy made its first commercial oil discovery in September 2003. We also obtained the right to participate with a 50% interest in oil and gas properties or rights acquired by the Sayer Group in the future, so long as we continue to be an active right holder in an exploration or production lease with the Sayer Group. (See Note 5)

       In addition, pursuant to a Stock Purchase Agreement dated November 11, 2002, Avenue Energy agreed to acquire from a company controlled by Dr. Jaap Poll 36% of the outstanding capital stock of Anzoil (Thailand) Pty Ltd., now known as Black Swan Petroleum, in exchange for 20 million shares of our common stock. Avenue Energy also agreed to engage the services of Dr. Poll as its Director of Exploration on a part time consultancy basis. Dr. Poll has also been elected as a Director of Avenue Energy. Black Swan Petroleum's assets include a contract to acquire: (i) 100% of the offshore petroleum concession of Block B7/38 located in the Gulf of Thailand and (ii) a letter of credit for approximately $1.8 million in cash. The closing of the sale of the Black Swan Petroleum shares was subject to the satisfaction by the seller of a number of conditions of closing. Due to delays in the closing of this transaction, the parties are currently discussing a renegotiation of this Stock Purchase Agreement. At this time we cannot predict, when, if ever this transaction will be consummated.

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

           The Company believes the carrying amount of its investment in ROO is a sensitive estimate. The Company also currently believes that the carrying amount of its investment in ROO approximates its fair value. This estimate could change significantly in future reporting periods.

           (C) FAIR VALUE OF FINANCIAL INSTRUMENTS
           ---------------------------------------

           The carrying value of financial instruments including cash, accounts receivable, accounts payable, accrued expenses and debt, approximates their fair values at March 30, 2004 and December 31, 2003 due to the relatively short-term nature of these instruments.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004
                                   (UNAUDITED)

           (D) STOCK BASED COMPENSATION
           ----------------------------

           The Company's stock option plan is subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No 123, Accounting for Stock-Based Compensation, as modified by the terms and disclosure provisions of SFAS No. 148. Under the provisions of this standard, employee stock-based compensation expense is measured using either the intrinsic-value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, or the fair value method described in SFAS No. 123. The Company has elected to account for its employee stock-based awards under the provisions of APB Opinion No.
           25. Under APB Opinion No. 25, compensation cost for stock options is measured as the excess, if any, of the fair value of the underlying common stock on the date of grant over the exercise price of the stock option.

           The Company is required to implement the provisions of SFAS No. 123 for stock-based awards to those other than employees and directors. Stock-based compensation expense for all equity instruments is recognized on an accelerated basis based on the related service or vesting periods. Companies choosing the intrinsic-value method are required to disclose the pro forma impact of the fair value method on net income. The pro forma effect on net loss and loss per share are as follows:

                                                   Three months ended          Three months ended
                                                     March 31, 2004              March 31, 2003
                                                   ------------------          -----------------
                      Net loss as reported                $(553,293)                 $(446,809)
                        Pro forma net loss                $(667,593)                 $(496,309)

                Loss per share as reported                   $(0.00)                   $(0.00)
                  Pro forma loss per share                   $(0.00)                   $(0.00)

           The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                                             Three months          Three months
                                                            ended March 31,        ended March 31,
                                                                 2004                   2003
                                                           ----------------        --------------
           Expected risk-free interest rates                       3.0%                   3.5%
           Expected years from vest date to exercise date            3                      3
           Expected stock volatility                              82.05%                 48.69%
           Expected dividend yield                                  0%                     0%

           (E) LOSS PER COMMON SHARE
           -------------------------

           Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each year. Common stock equivalents are not included in the computation of diluted net loss per common share because the effect would be anti dilutive.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004
                                   (UNAUDITED)

           (F) INTERIM CONSOLIDATED FINANCIAL STATEMENTS
           ---------------------------------------------

           The condensed consolidated financials statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

           The condensed consolidated balance sheet information as of December 31, 2003 was derived from the audited consolidated financial statements included in the Company's Annual report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

           (G) ACCUMULATED OTHER COMPREHENSIVE INCOME
           ------------------------------------------

           The components of Other Comprehensive Income are as follows:

                                                  Unrealized Gain
                                                    (Loss) on
                                                    Marketable    Translation
                                                    Securities    Gain (Loss)      TOTAL
                                                     --------      --------      --------
            Balance December 31, 2003                $ 42,721      $(16,521)     $ 26,200

            Net (Loss) Gain for the three months      (26,434)        1,833       (24,601)
            ended March31, 2004
                                                     --------      --------      --------
            Balance March 31, 2004                   $ 16,287      $(14,688)     $  1,599
                                                     ========      ========      ========

           (H) GOING CONCERN
           -----------------

           The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $553,293 and a negative cash flow from operations of $324,534 for the three months ended March 31, 2004, and has a working capital deficit of $66,214 and an accumulated deficit of $13,178,978 as of March 31, 2004. These matters raise substantial doubt about its ability to continue as a going concern.

           The Company is dependent on the proceeds of recent private placements and/or debt or equity financing, loans from affiliates, at their discretion, or alternative means of raising working capital to finance its operations. However, there is no assurance that the Company will be successful in achieving any such financing or raising sufficient capital to fund its operations and

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004
                                   (UNAUDITED)

       the further development of the Company. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 CAPITALIZATION
------ --------------

       COMMON STOCK
       ------------

       During the three months ended March 31, 2004, the Company did not issue any new common stock, other than the actual issuance of 3,906,666 shares previously deemed as shares to be issued that related to private placements in the year ended December 31, 2003, following the finalization of documentation.

NOTE 4 STOCK OPTIONS
------ -------------

       In March 2004, the Company entered into a three year part-time, non exclusive employment agreement with an individual pursuant to which the individual agreed to provide the Company with financial, capital markets, strategic planning, public relations, investor relations, general business management and corporate financial services in Canada. Compensation for services under the employment agreement is from the grant of stock options to the individual in March 2004 to purchase 6,750,000 shares of common stock at $.15 per share. Of the total options granted, 2,250,000 were granted pursuant to the Company's 2000 Stock Option Plan (the "Plan") and are not deemed vested until the filing of a registration statement in connection with the Plan, which was filed on April 26, 2004. The remaining 4,500,000 options were granted outside of the Plan and vest quarterly over twelve months. In connection with the grant, the Company expensed the vested intrinsic value of $56,250 for the three months ended March 31, 2004.

NOTE 5 AVENUE ENERGY
------ -------------

       KARAKILISE-1

       Following the Company's exercise of the option with respect to its initial well, the Tosun-1 well, it had an option to acquire up to a 45% participating interest in the Karakilise-1 well and license located in the Diyarbakir petroleum district in southeast Turkey. On April 17, 2003, the Company exercised the Karakilise option. Spudding of the Karakilise-1 well occurred in late June 2003. The total exercise price of the Karakilise-1 well and license option was $2,000,000 due in installments based upon the progress of the drilling of this well. Pursuant to the Farmin Agreement as amended again in July 2003, the Company completed payments on the full exercise of this option in September 2003. This well went into commercial production in September 2003. As a result, the Company was also required to fund an additional $187,164 towards completion costs.

       The well is producing good quality light crude (32.5 API). As of April 31, 2004 approximately 25,000 barrels of oil had been produced to date. The Sayer Group sells the Karakilise crude on behalf of the joint venture to the refinery at a price which reflects world parity in the month preceding the sale, plus transportation costs to the refinery gate, adjusted for crude quality. Due to the limited amount of geological information available at the present time, there has been no determination made as to any reserve estimates at Karakilise. This will likely require the drilling of additional wells under the license.

       Aladdin Middle East ("AME") has constructed two storage tanks with 5000 barrel capacity both at the Karakilise-1 wellsite and purchased a 2 x 10,000 barrel mixing and storage facility at the Tupras-

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004
                                   (UNAUDITED)

       owned Batman refinery. This refinery was built for heavy crude from the Raman fields and our light Karakilias crude requires mixing with heavier oils to enable it to be processed by this refinery.

       Karakilise-1 is currently not producing at the earlier anticipated rates. Monitoring of the reservoir behaviour has indicated that a barrier probably exists at reservoir level near the well bore, which significantly impedes the flow of oil in the reservoir towards the well bore. This barrier is likely to be a small fault cutting through and sealing, the producing reservoir. The oil flow may also be restricted due to the well's only partial intersection of the oil column as the well did not intersect an oil/water contact. This implies that the actual oil column is likely to be thicker than the well intersection.

       The operator, AME will monitor the Karakilise-1 well at its current production rate of 50-60 BOPD with an equivalent amount of formation water until the Karakilise-2 well has been drilled and more information is available on reservoir behaviour and the thickness of the oil pay in the field.

       Additionally, in March 2004, Avenue Energy was notified by the operator of the Karakilise-1 well, that an additional investment into the joint venture for infrastructure relating to the Karakilise field of approximately $484,000 above and beyond what has been contributed to date would be required. This includes additional road reinforcement, electrification, various other field expenses and the costs of various workover operations conducted since the well was discovered in September 2003. Avenue Energy is not in agreement with these amounts and continues its discussions with the operator regarding the amount of the investment and the nature of the stated workover operations, with a view to resolving these matters. Included in accrued expenses at March 31, 2004 is $230,000, which represents the Company's estimate of the additional investment which will be required in connection with the above.

       KARAKILISE-2

       In February 2004, Avenue Energy notified AME, the operator of the Karakilise oil field and the Karakilise Licenses, that pursuant to its new Participation Agreement with AME, it would maintain a 50% interest in the drilling of the Karakilise-2 oil appraisal well. The well was scheduled to commence drilling by the middle of March 2004. On March 22, 2004 AME informed Avenue Energy that the drilling of the Karakilise-2 well was delayed from the proposed spud date of March 13, 2004 as a result of litigation filed by a landowner over rights to utilize the drill site and a related expropriation proceeding filed by AME clear title for the Karakilise-2 drill site. After the end of the first quarter we were advised by AME that they have now completed the expropriation proceeding and anticipate drilling the Karakilise-2 well by July of 2004 (See Note 7).

       While Avenue Energy originally elected to maintain a 50% participating interest in the Karakilise-2 well, as a result of the delays and uncertainties concerning the spudding date of this well and its other cash commitments Avenue Energy is reviewing its options and may elect to seek to reduce this interest. In the event that Avenue Energy elects to maintain its 50% interest in this well, its share of the turnkey drilling costs of the Karakilise-2 well will be approximately US$1.5 million of which 50% was paid in February 2004, with the balance payable upon AME reaching certain drilling objectives in the well together with a 50% share of completion costs in the event the well is completed and commences production.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004
                                   (UNAUDITED)

       EXERCISE OF ALL OTHER LICENSES AND LEASES OPTION IN TURKEY

       Following Avenue Energy's participation in the two initial wells in 2003, Avenue Energy elected to exercise its option into many additional exploration licenses and leases held by members of the Sayer Group in Turkey. In January, 2004, Avenue Energy entered into new joint operating and related agreements ("the Agreements") with AME covering drilling and production operations in the Karakilise license and 25 other exploration and production licenses and leases in Turkey (the "Additional Licenses"). Under the Agreements, Avenue currently holds a 50% participating interest in the Karakilise and Additional Licenses subject to a 7.5% overriding royalty interest (excluding governmental royalties) in favor of Ersan Petrol Sanayii A.S., an affiliate of the Sayer Group, and this now incorporates the previous 10% interest in the leases and licenses that was formally held by Middle East Petroleum Services Limited.

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

NOTE 6 SEGMENTS
------ --------

       The Company operates in 3 segments, including investments in oil and gas, digital media and e-commerce. See Note 1 for further description.

                                                                             Digital
                                           Oil & Gas        E-Commerce        Media          Corporate       Consolidated
                                          -----------      -----------      -----------      -----------     ------------
            MARCH 31, 2004
            --------------
              Revenues, net               $     7,213      $     4,714      $    77,034      $        --      $    88,961

              Operating income (loss)     $  (164,036)     $    (2,094)     $    21,701      $  (406,796)     $  (551,225)

              Depreciation and
                amortization              $       255      $        --      $     1,817      $     2,399      $     4,471

              Interest expense
                (income), net             $        --      $        --      $        --      $     2,068      $     2,068

              Capital expenditures                 --      $        --               --               --      $        --

              Total assets                $ 5,011,599      $      (304)     $   109,760      $   571,309      $ 5,692,364

            MARCH 31, 2003
            --------------
              Revenues, net               $        --      $    14,415      $    59,670      $        --      $    74,085

              Operating income (loss)     $  (153,573)     $    13,321      $    (5,289)     $  (305,110)     $  (450,651)

              Depreciation and
               amortization               $        59      $        --      $     2,140      $     2,993      $     5,192

              Interest expense,
               (income) net               $        --      $     6,747      $     4,471      $   (13,816)     $    (2,598)

              Capital expenditures        $   547,219      $        --      $       465      $     4,915      $   552,599

              Total assets                $ 2,657,806      $     3,708      $    55,395      $ 1,621,402      $ 4,338,311

            DECEMBER 31, 2003
            -----------------
              Total assets                $ 3,722,082      $     1,790      $   101,877      $ 2,218,396      $ 6,044,145

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004
                                   (UNAUDITED)

NOTE 7 SUBSEQUENT EVENTS
------ -----------------
       Due to the Company's limited liquidity and the outstanding matters pending resolution with Aladdin Middle East ("AME") as described in Note 5, in May 2004 the Company did not make any election in connection with its right to participate in the Yazamca Licences in Turkey, which had a Government imposed drilling obligation of May 3, 2004. Subsequently, AME has notified the Company that whilst the License period has elapsed, it has submitted an application for extension.

       There is no certainty whether or not such extension will be granted and even if granted, we have been informed by AME that unless a well is drilled within 90 days of such extension, the Licenses will lapse.

       AME also notified the Company in April 2004 that it has applied and anticipates receiving an extension for the North Rubai prospect, which is located close to the tri-nation boundary point of Turkey, Iraq and Syria. Originally, this prospect was scheduled to be drilled at the end of May 2004.

       In connection with the planned drilling of the Karakilise 2 well which had been delayed, in May 2004, AME notified the Company that the Diyarbakir court ruled on the expropriation of Karakilise-2. The result being, that upon the payment of approximately $45,000, the joint venture will be entitled to proceed as planned and commence location and drilling activities.

       On May 12, 2004, AME notified the Company that Avenue Energy had not contributed the payment of certain monthly administration fees to AME under the new Participation Agreement aggregating $35,798 and that if such fees were not paid in 30 days it would consider this a material breach of such agreement. In connection with this, the Company recorded an accrued expense of $19,105 as at March 31, 2004 and are responding to the notice.

       Including the four licenses at Yazamca discussed above, the Company currently has interests in 29 leases and licenses under the Particiaption Agreement, some of which are required to be drilled in 2004, or will lapse if not drilled. The Company reviews the status of its licenses periodically to determine if an impairment of its investment is necessary.

   CAUTIONARY SAFE HARBOR STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES
                         LITIGATION REFORM ACT OF 1995.

Certain information contained in this Form 10-QSB are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 ("the Act"), which became law in December, 1995. In order to obtain the benefits of the "safe harbor" provisions of the Act for any such forward-looking statements, the Company wishes to caution investors and prospective investors about significant factors which, among others, have in some cases affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10-QSB contains forward-looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control, including general economic and business conditions; effects of war or terrorists acts on the capital markets or the Company's activities, including oil and gas exploration and production, competition and ability to gain market acceptance of products; success of its operating and investment initiatives; including its oil and gas exploration and drilling initiatives, operating costs; fluctuation in oil and gas prices, advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans and the Company's ability to successfully implement such strategies and business plans; the ability to retain management; its ability to obtain financing in the near term for its ongoing operations or proposed initiatives; availability, terms and deployment of capital; particularly insofar as it relates to our ability to fully and timely fund our share of the costs of the exploration and development work at the Karakilise and other licenses and the workovers at the Kahta license, any additional activities at these licenses suggested by the operator, and the costs of the exercise of additional rights we have in Turkey, and the availability of qualified personnel; labor and employment benefit costs; changes in, or failure to comply with various government regulations; slower than anticipated completion of research and development projects and movements in the foreign exchange rate; illiquidity of its securities and volatility in the trading price of its securities, and other risks listed from time to time in reports filed with the Securities and Exchange Commission, which factors are incorporated herein by reference. This Form 10-QSB is not an offer to sell or a solicitation of an offer to buy any securities of the Company. Any such solicitation or offer may only be made through a prospectus which has been approved by the Securities and Exchange Commission in the states in which such solicitation or offer has been approved.

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

We have limited sales and will require significant additional capital in the near term to support our operations and to implement our business strategies. On January 21, 2003 we changed our name from "I.T. Technology, Inc." to the "Avenue Group, Inc." which we believe better reflects our broader strategic focus.

Our shareholders approved the name change at our 2002 Annual Meeting of Stockholders, which was held on December 24, 2002.

During the first three months of 2004 our activities were principally devoted to capital raising efforts and through our wholly-owned subsidiary Avenue Energy, to oil and gas exploration, drilling and production activities in the Republic of Turkey arising out of the Farmin Agreement between Avenue Energy and the Sayer Group Consortium.

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

On November 18, 2002, we entered into a Farmin and Participation Agreement with Sayer Group Consortium and Middle East Petroleum Services Limited and acquired an option that allowed us to participate in and acquire a 45% working interest in up to 31 exploration licenses and 2 production leases held by the members of the Sayer Group in Turkey, as well as the option to participate with a 45% interest in oil and gas properties or rights acquired by the Sayer Group in the future, so long as we continue to be an active right holder in an exploration or production lease with the Sayer Group.

During 2002 we exercised an option under the Farmin Agreement to acquire a 45% interest in the Tosun-1 well and License. Drilling of this well commenced in the fourth quarter of 2002. Drilling on the Tosun-1 well continued through May 2003 at which time total depth was reached and testing at Tosun-1 continued to determine if initial oil recoveries would become commercially viable. Although over 100 barrels of good quality oil were recovered at this well, the recoveries were a mixture of mostly formation water and some oil. In August 2003, the operator proposed, and the joint venture parties agreed to, the abandonment of the well, but not the License, as it was likely that the well would produce too much water from this location to be commercial. However, the recovery of oil from this well confirms that oil exists in the Tosun License. The joint venture believes that the Tosun-1 well encountered an oil accumulation near the edge of a field of unknown extent. The joint venture is considering carrying out a seismic survey to assist mapping of the oil structure. Without further seismic and additional drilling, no determination can be made whether the recovery of oil from the Tosun-1 well will ultimately lead to a commercial development elsewhere on the Tosun structure.

In addition, as a result of our exercise of the option with respect to the Tosun-1 well, we had an option to acquire up to a 45% participating interest in the Karakilise-1 well and license located in the Diyarbakir petroleum district in southeast Turkey. On April 17, 2003, we exercised the Karakilise option. Spudding of the Karakilise-1 well occurred in late June 2003. This well went into commercial production in September 2003.

The well is producing good quality light crude (32.5 API). As at April 31, 2004 an aggregate of approximately 25,000 barrels of oil had been produced to date. The Sayer Group sells the Karakilise crude on behalf of the joint venture to the refinery at a price which reflects world parity in the month preceding the sale, plus transportation costs to the refinery gate, adjusted for crude quality. Due to the limited amount of geological information available at the present time, there has been no determination made as to any reserve estimates at Karakilise, as this will likely first require the drilling of additional wells under the license.

The Sayer Group through Aladdin Middle East (AME) has constructed two storage tanks with 5000 barrel capacity both at the Karakilise-1 wellsite and purchased a 2 x 10,000 barrel mixing and storage facility at the Tupras-owned Batman refinery. This refinery was build for heavy crude from the Raman fields and our light Karakilise crude requires mixing with heavier oils to enable it to be processed by this refinery.

Karakilise-1 is currently not producing at the earlier anticipated rates. Monitoring of the reservoir behaviour has indicated that a barrier probably exists at reservoir level near the well bore, which significantly impedes the flow of oil in the reservoir towards the well bore. This barrier is likely to be a small fault cutting through and sealing, the producing reservoir. The oil flow may also be restricted due to the well's only partial intersection of the oil column as the well did not intersect an oil/water contact. This implies that the actual oil column is likely to be thicker than the well intersection.

The Operator, AME will monitor the Karakilise-1 well at its current production rate of 50-60 BOPD with an equivalent amount of formation water until the Karakilise-2 well has been drilled and more information is available on reservoir behaviour and the thickness of the oil pay in the field.

Additionally, in March 2004, Avenue Energy was notified by the operator of the Karakilise-1 well, that an additional investment into the joint venture for infrastructure relating to the Karakilise field of approximately $484,000 above and beyond what has been contributed to date would be required. This includes additional road reinforcement, electrification, various other field expenses and the costs of various workover operations conducted since the well was discovered in September 2003. Avenue Energy is not in agreement with these amounts and continues its discussions with the operator regarding the amount of the investment and the nature of the stated workover operations, with a view to resolving these matters. Included in accrued expenses at March 31, 2004 is $230,000, which represents the Company's estimate of the additional investment which will be required in connection with the above.

KARAKILISE-2

In February 2004, Avenue Energy notified AME, the operator of the Karakilise oil field and the Karakilise Licenses, that pursuant to its new Participation Agreement with AME, it would maintain a 50% interest in the drilling of the Karakilise-2 oil appraisal well. The well was scheduled to commence drilling by the middle of March 2004. On March 22, 2004 AME informed Avenue Energy that the drilling of the Karakilise-2 well was delayed from the proposed spud date of March 13, 2004 as a result of litigation filed by a landowner over rights to utilize the drill site and a related expropriation proceeding filed by AME clear title for the Karakilise-2 drill site. We have been advised by AME that they have now completed the expropriation proceeding and anticipate drilling the Karakilise-2 well by July of 2004.

While Avenue Energy originally elected to maintain a 50% participating interest in the Karakilise-2 well, as a result of the delays and uncertainties concerning the spudding date of this well and its other cash commitments Avenue Energy is reviewing its options and may elect to seek to reduce this interest. In the event that Avenue Energy elects to maintain its 50% interest in this well, its share of the turnkey drilling costs of the Karakilise-2 well will be approximately US$1.5 million of which 50% was paid in February 2004, with the balance payable upon AME reaching certain drilling objectives in the well together with a 50% share of completion costs in the event the well is completed and commences production. After the end of the first quarter we were advised by AME that they have now completed the expropriation proceeding and anticipate drilling the Karakilise-2 well by July of 2004. (See Recent Developments)

EXERCISE OF ALL OTHER LICENSES AND LEASES OPTION IN TURKEY

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

KAHTA FIELD

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

OTHER OPERATIONS

We continue to maintain our 50.1% interest in Stampville.Com, Inc. which has developed its web-site at www.stampville.com and specializes in the wholesale and Internet sale of philatelic memorabilia, including stamps and other collectibles. To date Stampville has never generated significant revenues. During 2002 we ceased advancing working capital to Stampville and during the first three months of 2004, Stampville continued to operate autonomously from revenues generated by their operations. Stampville's management has been working on devising strategies to advance its prospects.

We also hold a 50% interests in VideoDome Networks, Inc. which provides a range of Digital Media services, including but not limited to: hosting and delivery, media management services, registration and delivery of video stream via the Internet. VideoDome generated sufficient revenues during the first three months of 2004 and continues to generate sufficient revenues to cover its operations.

We also hold an interest in ROO Group, Inc., which aggregates and distributes online digital media content and is publicly traded on NASDAQ-OTCBB. As of December 31, 2003, we owned approximately 25.4% of the outstanding shares of ROO. ROO is operated independently.

We have incurred losses since inception, and management anticipates incurring substantial additional losses as we pursue our operational strategies.

RESULTS OF OPERATIONS

Three Months ended march 31, 2004 versus Three Months ended March 31, 2003.

During the three months ended March 31, 2004, the Company generated net revenues of $88,961 versus $74,085 for the corresponding period in 2003. For the three months ending March 31, 2004, VideoDome accounted for $77,034 of this amount, $4,714 was contributed by Stampville and the remaining revenue of $7,213 was attributable to revenues being generated by Avenue Energy at the Karakilise 1 well. The general increase in revenues is primarily the result of a wider market adoption of VideoDome's products and services and the commencement of initial revenues at Avenue Energy.

The net loss for the three months ended March 31, 2004 was $553,293 versus $446,809 for the corresponding period in 2003. This increase is predominantly the result of increased legal and professional fees and general and administrative costs, largely in connection with our efforts to raise capital and Avenue Energy's oil and gas activities. The increase in the net loss for the three months ended March 31, 2003 was also offset to some extent by the increased revenues during the current quarter as described above.

LIQUIDITY AND CAPITAL RESOURCES

We have generated losses from inception and continue to incur losses. The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had a net loss of $553,293 and a negative cash flow from operations of $324,534 for the three months ended March 31, 2004, and an accumulated deficit of $13,178,978 as of March 31, 2004. As of March 31, 2004, we had cash of $281,901 across all entities and a working capital deficit of $66,214.

During the next twelve months, our business plan contemplates that we further develop our oil and gas activities. In order to fully participate in the Karakilise-2 well, the Khata field workovers and the drilling of a new well at the Yazamca Licences in Turkey (assuming an extension is granted) and to fund corporate overhead expenses, we will require at least approximately an additional $7 million during the next twelve months. In addition to the foregoing, we will be required to expend significant additional capital to fully participate in other scheduled oil and gas activities in the Republic of Turkey during the next 12 months. To date we have been dependent on the proceeds of private placements of our debt and equity securities and other financings in order to implement our operations.

Management plans to rely on the proceeds from new debt or equity financing and loans from affiliates, at their discretion to finance its ongoing operations. During 2004, we have continued to seek additional capital in order to meet our cash flow requirements, though we have not yet confirmed any further arrangements for ongoing funding. There is no assurance that we will be successful in achieving any such financing or raise sufficient capital to fund our operations and further development. There can be no assurance that any such financing will be available to us on commercially reasonable terms, if at all. If we are not successful in sourcing additional capital, we will be required to significantly curtail or cease ongoing operations and consider alternatives that would have a material adverse affect on our business, results of operations and financial condition.

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

RECENT DEVELOPMENTS

Due to the Company's limited liquidity and the outstanding matters pending resolution with Aladdin Middle East ("AME") as described above, in May 2004 the Company did not make any election in connection with its right to participate in the Yazamca Licences in Turkey, which had a Government imposed drilling obligation of May 3, 2004. Subsequently, AME has notified the Company that whilst the License period has elapsed, it has submitted an application for extension. There is no certainty whether or not such extension will be granted and even if granted, we have been informed by AME that unless a well is drilled within 90 days of such extension, the Licenses will lapse.

AME also notified the Company in April, 2004 that it has applied and anticipates receiving an extension for the North Rubai prospect, which is located close to the tri-nation boundary point of Turkey, Iraq and Syria. Originally, this prospect was scheduled to be drilled at the end of May 2004.

In connection with the planned drilling of the Karakilise 2 well which had been delayed, in May 2004, AME notified us that the Diyarbakir court ruled on the expropriation of Karakilise-2. The result being, that upon the payment of approximately $45,000, the joint venture will be entitled to proceed as planned and commence location and drilling activities.

On May 12, 2004, AME notified the Company that Avenue Energy had not contributed the payment of certain monthly administration fees to AME under the new Participation Agreement aggregating $35,798 and that if such fees were not paid in 30 days it would consider this a material breach of such agreement. In connection with this, we recorded an accrued expense of $19,105 as at March 31, 2004 and are responding to the notice. Including the four licenses at Yazamca discussed above, the Company currently has interests in 29 leases and licenses under the Particiaption Agreement, some of which are required to be drilled in 2004, or will lapse if not drilled.

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

                                     PART II

Item 1.  LEGAL PROCEEDINGS

                  Not Applicable

Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 2004, the Company granted of options to purchase 4,500,000 shares of the Company's common stock at $.15 per share to Steven Gordon. In connection with this option grant the Company relied upon exemptions from the registration requirements of the Securities Act of 1933 as a result of this private placement taking place in Canada to Mr. Gordon a non-US native or citizen and Section 4(2) of the. Securities Act. The option grant was a portion of the compensation payable to Mr. Gordon in connection with his employment agreement with the Company.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable

Item 5.  OTHER INFORMATION

                  Not Applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Reports

The Company filed the following Reports on Form 8-K:

On February 11, 2004 with respect to (i) the Company's subsidiary Avenue Energy, Inc executing a new joint operating and related agreements (the "Agreements") with Aladdin Middle East Ltd and its affiliates ("AME") covering drilling and production operations in the Karakilise license and 25 other exploration and production licenses and leases in Turkey.

         (b)      Exhibits


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

                                          AVENUE GROUP, INC.

Dated: May 20, 2004
                                          By: /s/ Levi Mochkin
                                          --------------------
                                          Levi Mochkin
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



                                          By: /s/ Yam-Hin Tan
                                          -------------------
                                          Yam-Hin Tan
                                          Chief Financial Officer
                                          (Principal Financial Officer)