Form 10QSB
period 2004-06-30
AVENUE GROUP INC
filed 2004-08-16
CIK 1100006

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 2O549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2004 or
                                  --------------

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 207,882,837 shares of common stock outstanding as of August 1, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [x]

                                     PART 1

                              FINANCIAL INFORMATION

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS


                       AVENUE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                                   June 30, 2004  December 31, 2003
                                                                                    (Unaudited)
                                                                                    ------------  ------------------
CURRENT ASSETS
 Cash                                                                               $    158,179       1,898,784
 Accounts receivable, net                                                                 39,423          49,710
 Prepaid expenses                                                                          5,600          18,811
 Investment in Australian marketable securities                                           67,245          87,992
                                                                                    ------------    ------------
    Total Current Assets                                                                 270,447       2,055,297
                                                                                    ------------    ------------

FIXED ASSETS, NET                                                                         62,585          61,640
                                                                                    ------------    ------------

INVESTMENT IN TURKISH OIL LEASES, NET                                                  3,781,620       3,710,987
                                                                                    ------------    ------------

OTHER ASSETS
 Investment in ROO Group, Inc.                                                           208,500         208,500
 Other                                                                                    12,099           7,721
                                                                                    ------------    ------------
    Total Other Assets                                                                   220,599         216,221
                                                                                    ------------    ------------

TOTAL ASSETS                                                                        $  4,335,251       6,044,145
                                                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                                  $     48,930    $     47,037
  Accrued expenses                                                                       480,875         155,502
  Notes payable                                                                          199,111          93,621
                                                                                    ------------    ------------
    Total Current Liabilities                                                            728,916         296,160
                                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued and
   outstanding                                                                                --              --
  Common stock, $.0002 par value, 500,000,000 shares authorized, 207,882,837 and
   203,976,171 shares issued and outstanding, respectively                                41,576          40,795
  Common stock to be issued (0 and 3,906,666 shares, respectively)                            --         586,000
  Additional paid - in capital                                                        19,335,193      17,737,475
  Accumulated other comprehensive income                                                  14,478          26,200
  Deferred compensation                                                                 (462,600)        (16,800)
  Accumulated deficit                                                                (15,322,312)    (12,625,685)
                                                                                    ------------    ------------
    Total Stockholders' Equity                                                         3,606,335       5,747,985
                                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  4,335,251    $  6,044,145
                                                                                    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    Three Months    Three Months        Six Months      Six Months
                                        Ended           Ended            Ended            Ended
                                    June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003
                                    -------------    -------------    -------------    -------------
REVENUES
 Digital Media                      $      85,159           73,948          162,193    $     133,618
 E-Commerce                                 3,038            7,175            7,752           21,590
 Turkish oil lease revenue                 26,955               --           34,168               --
                                    -------------    -------------    -------------    -------------
        Total Revenue                     115,152           81,123          204,113          155,208
                                    -------------    -------------    -------------    -------------

COSTS AND OPERATING EXPENSES
 Cost of sales Digital Media and
 E-Commerce                                 9,250           10,748           18,523           15,348
 Development                                1,000           11,050           10,000           18,975
 Sales & marketing                          1,886            8,228           13,241           17,016
 General and administrative               949,395          523,759        1,559,953        1,027,182
  Impairment loss on oil well           1,296,703        1,453,297        1,296,703        1,453,297
                                    -------------    -------------    -------------    -------------
     Total Operating Expenses           2,258,234        2,007,082        2,898,420        2,531,818
                                    -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                   (2,143,082)      (1,925,959)      (2,694,307)      (2,376,610)
                                    -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE)
 Interest, net                               (252)          (1,530)          (2,320)           1,068
 Other                                         --              976               --            2,220
                                    -------------    -------------    -------------    -------------
     Total Other Income (Expense)            (252)            (554)          (2,320)           3,288

                                    -------------    -------------    -------------    -------------


NET LOSS                            $  (2,143,334)   $  (1,926,513)   $  (2,696,627)   $  (2,373,322)
                                    =============    =============    =============    =============


NET LOSS PER COMMON SHARE -
 BASIC AND DILUTED                  $       (0.01)   $       (0.01)   $       (0.01)   $       (0.01)
                                    =============    =============    =============    =============


WEIGHTED AVERAGE SHARES
 OUTSTANDING- BASIC AND DILUTED       207,882,837      178,359,170      207,131,014      177,406,392
                                    =============    =============    =============    =============


     See accompanying notes to condensed consolidated financial statements.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Six Months      Six Months
                                                                                 Ended           Ended
                                                                             June 30, 2004   June 30, 2003
                                                                             -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                      $(2,696,627)   $(2,373,322)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and Amortization                                                     10,378          9,735
  Impairment loss on oil well                                                    1,296,703      1,453,297
  Stock-based compensation and services                                                 --        185,000
  Non-monetary compensation                                                        566,699             --
 Changes in operating assets and liabilities:
  (Increase) in accounts receivable                                                  8,292        (18,178)
  (Increase) in other assets                                                        10,827         (2,678)
  Increase (decrease) in accounts payable                                          107,383         14,900
  Increase (decrease) in accrued expenses                                           53,373       (175,312)
                                                                               -----------    -----------
        Net Cash Used In Operating Activities                                     (642,972)      (906,558)
                                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in Turkish oil leases                                               (1,367,336)    (1,797,094)
 Purchases of property and equipment                                               (11,323)        (5,410)
                                                                               -----------    -----------
        Net Cash Used In Investing Activities                                   (1,378,659)    (1,802,504)
                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Deferred offering costs                                                                --        (32,066)
 Proceeds received from issuance of notes payable                                  272,000             --
 Proceeds from issuance of convertible debt                                             --         30,000
 Proceeds received from issuance of common stock, net                                   --        935,149
                                                                               -----------    -----------
        Net Cash Provided By Financing Activities                                  272,000      1,203,083
                                                                               -----------    -----------

Effect of foreign currency translation on cash                                       9,026         13,155
                                                                               -----------    -----------

Net Decrease In Cash                                                            (1,740,605)    (1,492,824)

CASH AT BEGINNING OF PERIOD                                                      1,898,784      2,147,775
                                                                               -----------    -----------

CASH AT END OF PERIOD                                                          $   158,179    $   654,951
                                                                               ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 250,000 shares of common stock for placement fees                  $        --    $   158,750

     See accompanying notes to condensed consolidated financial statements.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)

NOTE 1 COMPANY BACKGROUND AND BUSINESS PLAN
------ ------------------------------------

       Avenue Group, Inc. ("Avenue Group"), was incorporated in Delaware on February 2, 1999. Avenue Group is engaged in oil and gas exploration and development, e-commerce and digital media. Avenue Group has three wholly-owned subsidiaries, I.T. Technology Pty. Ltd., which furthers its operations in Australia; Avenue Energy, Inc., ("Avenue Energy"), which was formed to broaden the Company's strategic focus and pursue potential growth and investment strategies in the oil and gas sector; and Bickhams Media, Inc, which also owns 50% of VideoDome.com Networks, Inc. ("VideoDome"). Avenue Group, Inc. currently owns 50.1 % of Stampville.com, Inc. ("Stampville") and approximately 25.4% of ROO Group, Inc. (formerly Virilitec Industries, Inc.), which is traded on the NASDAQ-OTCBB ("ROO"), (collectively referred to as the "Company").

       The Company has limited sales, its activities through June 30, 2004 have been principally devoted to raising capital, establishing and advancing operations at Avenue Energy, which commenced oil production in September 2003 and acquiring equity interests in its operating subsidiaries Stampville and VideoDome and a strategic holding in ROO.

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

       Pursuant to the terms of an agreement, as revised, Avenue Energy paid $250,000 and acquired an option that allowed it to participate in and acquire a 50% interest in 30 exploration licenses and leases held by the members of the Sayer Group in Turkey, subject to a 7.5% overriding royalty interest (excluding governmental royalties) in favor of an affiliate of the Sayer Group; including the Karakilise License, where Avenue Energy made its first oil discovery in September 2003. We also obtained the right to participate with a 50% interest in oil and gas properties or rights acquired by the Sayer Group in the future, so long as we continue to be an active right holder in an exploration or production lease with the Sayer Group. (See Note 5)

       In addition, pursuant to a Stock Purchase Agreement dated November 11, 2002, Avenue Energy agreed to acquire from a company controlled by Dr. Jaap Poll 36% of the outstanding capital stock of Anzoil (Thailand) Pty Ltd., now known as Black Swan Petroleum, in exchange for 20 million shares of our common stock. Avenue Energy also agreed to engage the services of Dr. Poll as its Director of Exploration on a part time consultancy basis. Dr. Poll has also been elected as a Director of Avenue Energy. Black Swan Petroleum's assets include a contract to acquire: (i) 100% of the offshore petroleum concession of Block B7/38 located in the Gulf of Thailand and (ii) a letter of credit for approximately $1.8 million in cash. The closing of the sale of the Black Swan Petroleum shares was subject to the satisfaction by the seller of a number of conditions of closing. Due to changed circumstances and delays in the closing of this transaction, the parties have had discussions about a renegotiation of this Stock Purchase Agreement. At this time we cannot predict when, if ever, this transaction will be consummated.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)

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

       (C) FAIR VALUE OF FINANCIAL INSTRUMENTS
       ---------------------------------------

       The carrying value of financial instruments including cash, accounts receivable, accounts payable, accrued expenses and debt, approximates their fair values at June 30, 2004 and December 31, 2003 due to the relatively short-term nature of these instruments.

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

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)


       the fair value method on net income. The pro forma effect on net loss and loss per share are as follows:

                                       Three months       Three months        Six months         Six months
                                        ended June       ended June 30,       ended June         ended June
                                         30, 2004             2003             30, 2004           30, 2003
                                      ---------------    ----------------    --------------     -------------
       Net loss as reported            $ (2,143,334)      $  (1,926,513)     $ (2,696,627)     $ (2,373,322)
       Pro forma net loss                (2,347,634)         (1,949,013)       (2,923,427)       (2,418,322)

       Loss per share as
       reported                               (0.01)              (0.01)            (0.01)            (0.01)
       Pro forma loss per share
                                              (0.01)              (0.01)            (0.01)            (0.01)

       The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                                         Three and six             Three and six
                                                        months ended June            months ended
                                                            30, 2004                June 30, 2003
                                                       --------------------       -------------------
       Expected risk-free interest rates                      3.0%                       3.5%
       Expected years from vest date to exercise date           3                          3
       Expected stock volatility                             82.05%                     48.69%
       Expected dividend yield                                 0%                         0%

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

       (F) INTERIM CONSOLIDATED FINANCIAL STATEMENTS
       ---------------------------------------------

       The condensed consolidated financials statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

       The condensed consolidated balance sheet information as of December 31, 2003 was derived from the audited consolidated financial statements included in the Company's Annual Report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)


       (G) ACCUMULATED OTHER COMPREHENSIVE INCOME
       ------------------------------------------

       The components of Other Comprehensive Income are as follows:

                                                      Unrealized Gain     Foreign
                                                        (Loss) on         Currency
                                                        Marketable       Translation
                                                        Securities       Gain (Loss)        TOTAL
                                                        ----------       -----------        -----
         Balance December 31, 2003                       $ 42,721         $(16,251)        $ 26,200

         Net (Loss) Gain for the Six Months Ended
         June 30, 2004                                    (20,748)           9,026          (11,722)
                                                         --------         --------         --------

         Balance June 30, 2004                           $ 21,973         $ (7,495)        $ 14,478
                                                         ========         ========         ========

       (H) GOING CONCERN
       -----------------

       The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $2,696,627 and a negative cash flow from operations of $642,972 for the six months ended June 30, 2004, and has a working capital deficit of $458,469 and an accumulated deficit of $15,322,312 as of June 30, 2004. These matters raise substantial doubt about its ability to continue as a going concern.

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

       (I) NEW ACCOUNTING PRONOUNCEMENTS
       ---------------------------------

       In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate.

       The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the financial statements.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)

NOTE 3 CAPITALIZATION
------ --------------

       COMMON STOCK
       ------------

       During the six months ended June 30, 2004, the Company did not issue any new common stock, other than the actual issuance of 3,906,666 shares previously deemed as shares to be issued that related to private placements in the year ended December 31, 2003, following the finalization of documentation.

NOTE 4 STOCK OPTIONS
------ -------------

       In March 2004, the Company entered into a three year part-time, non exclusive employment agreement with an individual pursuant to which the individual agreed to provide the Company with financial, capital markets, strategic planning, public relations, investor relations, general business management and corporate financial services in Canada. Compensation for services under the employment agreement is from the grant of stock options to the individual in March 2004 to purchase 6,750,000 shares of common stock at $.15 per share. Of the total options granted, 2,250,000 were granted pursuant to the Company's 2000 Stock Option Plan (the "Plan") and were deemed vested upon the filing of a registration statement in connection with the Plan which was filed on April 26, 2004. In connection with this vesting, the Company expensed the intrinsic value of $202,500 in the three months ended June 30, 2004. The remaining 4,500,000 options were granted outside of the Plan and vest quarterly over twelve months. In connection with the latter options granted, the Company expensed the vested intrinsic value of $168,750 and $225,000 for the three and six months ended June 30, 2004.

NOTE 5 AVENUE ENERGY
------ -------------

       KARAKILISE-1

       The Karakilise-1 well is producing good quality light crude (32.5 API). As of June 30, 2004 approximately 27,160 barrels of oil had been produced from this well to date. The Sayer Group sells the Karakilise crude on behalf of the joint venture to the refinery at a price which reflects world parity in the month preceding the sale, plus transportation costs to the refinery gate, adjusted for crude quality. Due to the limited amount of geological information available at the present time, there has been no determination made as to any reserve estimates at Karakilise. This will likely require the drilling of additional wells under the license.

       Aladdin Middle East ("AME") has constructed two storage tanks with 5000 barrel capacity both at the Karakilise-1 wellsite and purchased a 2 x 10,000 barrel mixing and storage facility at the Tupras-owned Batman refinery. This refinery was built for heavy crude from the Raman fields and our light Karakilise crude requires mixing with heavier oils to enable it to be processed by this refinery.

       Karakilise-1 is still not producing at the earlier anticipated rates. Monitoring of the reservoir behaviour has indicated that a barrier probably exists at reservoir level near the well bore, which significantly impedes the flow of oil in the reservoir towards the well bore. This barrier is likely to be a small fault cutting through and sealing, the producing reservoir. The oil flow may also be restricted due to the well's only partial intersection of the oil column as the well did not intersect an oil/water contact. This implies that the actual oil column is likely to be thicker than the well intersection.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)

       The operator, AME will monitor the Karakilise-1 well at its recent production rate of approximately 30-60 BOPD with an equivalent amount of formation water until the Karakilise-2 well has been drilled and more information is available on reservoir behavior and the thickness of the oil pay in the field.

       KARAKILISE-2

       In connection with the planned drilling of the Karakilise-2 well that had been delayed, in May 2004, AME notified the Company that the Diyarbakir court ruled on the expropriation of Karakilise-2. The result being, that upon the payment of approximately $45,000, the joint venture will be entitled to proceed as planned and commence location and drilling activities.

       While Avenue Energy had originally elected to maintain a 50% participating interest in the Karakilise-2 well, as a result of several factors, including the delays and uncertainties concerning the spudding date of this well, the outstanding matters in relation to field infrastructure and operating expenses discussed below, its available working capital and its other cash commitments, Avenue Energy may elect to seek to reduce this interest. In the event that Avenue Energy elects to maintain its 50% interest in this well, its share of the turnkey drilling costs of the Karakilise-2 well will be approximately $1.5 million of which 50% was paid towards this in February 2004, with the balance payable upon AME reaching certain drilling objectives in the well together with a 50% share of completion costs in the event the well is completed and commences production. On August 9, 2004 the operator advised the Company that it intends to commence drilling the Karakilise-2 well no later than September 15, 2005. The Company continues to engage in discussions with the operator in an attempt to resolve the outstanding matters regarding Karakilise and other issues discussed below and has not yet made an election regarding the level of its participation in the Karakilise-2 well.

       As previously reported, in March 2004, Avenue Energy was notified by the operator of the Karakilise-1 well, that additional infrastructure related investments and other field operating expenses related to the Karakilise field above and beyond what has been contributed to date would be required. These investments and expenses include electrification and various other field operating expenses and the costs of various workover operations conducted since the well was discovered in September 2003. This amount has been increased by the operator to approximately $544,000 as of June 30, 2004. In the opinion of the operator, Avenue Energy's failure to reimburse the operator for these amounts places it in default of the Joint Operating Agreement, Avenue Energy is not in agreement with this opinion, or these amounts and in August, 2004, the Company notified AME that it considered AME and Oyman Sayer to be in material breach of the agreements due to the circumstances surrounding AME's failure to spud the Karakilise -2 well as contemplated in its notice to the Company and the unauthorized withdrawals by Mr. Sayer from the joint venture's bank account in Turkey. Although the Company intends to continue to seek a mutual agreement with AME on all outstanding issues, it cannot state when or if ever, such agreement will be reached. Included in accrued expenses at June 30, 2004 is the Company's estimate of the potential costs to the Company of resolving this matter. The actual resolution to this matter could differ materially either favorably or unfavorably from the current provision at June 30, 2004.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)

       OTHER LICENSES AND LEASES

       Due to the Company's limited liquidity and the outstanding matters pending resolution with AME as described above, in May 2004 the Company did not make any election in connection with its right to participate in the Yazamca Licences in Turkey, which had a Government imposed drilling obligation of May 3, 2004. Subsequently, AME notified the Company that whilst the license period has elapsed, it submitted an application for extension. There is no certainty whether or not such extension will be granted and even if granted, we have been informed by AME that unless a well is drilled within 90 days of such extension, the Licenses will lapse.

       AME also notified the Company in May 2004 that it is working through the necessary process to obtain from the General Directorate of Petroleum Affairs an extension for the North Rubai prospect, which is located close to the tri-nation boundary point of Turkey, Iraq and Syria. Originally, this prospect was scheduled to be drilled at the end of May 2004.

       On May 12, 2004 and further on August 2, 2004, AME notified Avenue Energy that it had not contributed the payment of certain monthly administration fees to AME under the new Participation Agreement aggregating $44,131 as at June 30, 2004 and that if such fees were not paid in 30 days it would consider this a material breach of such agreement. In connection with this, the Company recorded such accrued expense at June 30, 2004 and has responded to the notice in conjunction with its attempts to resolve the outstanding matters surrounding the Karakilise field as discussed above.

       Until the various outstanding matters surrounding the Karakilise field and the activities of the operator are resolved, the Company does not currently plan to make further expenditures of the funds necessary to preserve some of the licenses over the next 6-12 months. In such event some of these licenses may lapse.

       The Company reviews the status of its licenses periodically to determine if an impairment of its investment is necessary. In the three months ended June 30, 2004, the Company recorded an impairment loss of $1,296,703 in connection with its Tosun Licence (acquired in 2002 under the Farmin Participation Agreement with the Sayer Group Consortum) in Turkey following the expiration of a previous extension granted in connection with the license.

NOTE 6 NOTES AND LOANS PAYABLE
------ -----------------------

       In June 2004, the Company borrowed $100,000 from an affiliate for working capital purposes. The loan bears interest at the rate of nine percent (9%) per annum. The loan will be repaid only after the Company has received additional financing and at that time upon the mutual agreement of the Company's Board of Directors and the affiliate.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)

NOTE 7 SEGMENTS
------ --------

       The Company operates in 3 segments, including investments in oil and gas, digital media and e-commerce. See Note 1 for further description.

                                                                           Digital
                                   Oil & Gas          E-Commerce             Media             Corporate         Consolidated
                                  -----------         -----------         -----------         -----------         -----------
         JUNE 30, 2004
         -------------

          Revenues, net           $    34,168         $     7,752         $   162,193         $        --         $   204,113

          Operating income
           (loss)                 $(1,601,925)        $    (1,076)        $    35,821         $(1,127,127)        $(2,694,307)

          Depreciation &
           amortization           $       353         $        --         $     3,633         $     6,392         $    10,378

          Interest
           (expense)
            income, net           $        --         $   (14,391)        $    (5,809)        $    17,880         $    (2,320)

          Capital
           expenditures           $ 1,367,336         $        --         $        --         $        --         $ 1,367,336

          Total assets            $ 3,796,832         $       713         $   127,636         $   410,070         $ 4,335,251

                                                                           Digital
                                   Oil & Gas          E-Commerce             Media             Corporate         Consolidated
                                  -----------         -----------         -----------         -----------         -----------

         JUNE 30, 2003
         -------------

          Revenues, net           $        --         $    21,590         $   133,618         $        --         $   155,208

          Operating income
           (loss)                 $(1,761,448)        $     5,280         $     6,375         $  (626,817)        $(2,376,610)

          Depreciation and
           amortization           $       118         $        --         $     4,354         $     5,263         $     9,735

          Interest
           (expense)
            income net            $        --         $   (13,519)        $    (9,019)        $    23,606         $     1,068

          Capital
           expenditures           $ 1,797,094         $        --         $       495         $     4,915         $ 1,802,504


         DECEMBER 31, 2003
         -----------------
          Total assets            $ 3,722,082         $     1,790         $   101,877         $ 2,218,396         $ 6,044,145


                   AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)

NOTE 8 SUBSEQUENT EVENTS
------ -----------------

       As of July 19, 2004 the Company entered into an agreement with a newly formed London-based investment trust for the sale in a private placement of 48,458,149 shares of the Company's common stock in exchange for 6,057,269 ordinary shares of the investment company valued at (pound)1.00 per share or $11 million.

       The investment company has applied for its shares to be admitted to trading on the London Stock Exchange. The investment company expects its shares to be trading on the London Stock Exchange by September 30, 2004.

       The investment company has also entered into a "lock-up" agreement with the Company pursuant to which it has agreed not to trade the Company's shares that it will receive as a result of this transaction for a period of two years from the closing date of the sale.

       Fifty percent of the shares issued by the investment company to the Company will be held in escrow for two years following the closing and in the event the per share market price of the Company common stock at such time is less than the per share value of the Company's common stock at the time of the closing, the investment company shall be entitled to receive out of escrow a percentage of the Company's shares equal to the percentage of such decline. The remaining Company shares held in escrow shall be released to the Company at such time. The closing of this transaction is subject to certain contingencies, including the listing of the investment company's shares on the London Stock Exchange on or before September 30, 2004. The Company cannot state with certainty whether the investment company'S shares will be listed on the London Exchange prior to September 30th; what, if any market for such shares will exist thereafter and what the trading value of the investment company's shares will be.

       In July 2004, the Company borrowed an additional $100,000 from an affiliate for working capital purposes. The terms of this loan are substantially identical to the loan made by the affiliate in June, 2004 in that it bears interest at the rate of nine percent (9%) per annum and the loan will be repaid only after the Company has received additional financing and at that time upon the mutual agreement of the Company's Board of Directors and the affiliate.

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

During the first six months of 2004 our activities were principally devoted to capital raising efforts and through our wholly-owned subsidiary Avenue Energy, to oil and gas activities in the Republic of Turkey arising out of the Farmin Agreement between Avenue Energy and the Sayer Group Consortium.

As part of our shift to a broader strategic focus, during the second half of 2002 we began to consider acquisitions of and investments in oil and gas exploration and production entities. Avenue Energy, Inc. was formed to pursue this line of business.

On November 11, 2002, Avenue Energy entered into a Stock Purchase Agreement with a company controlled by Dr. Jaap Poll to acquire 36% of the outstanding capital stock of Anzoil (Thailand) Pty Ltd., now known as Black Swan Petroleum, in exchange for up to 20 million shares of our common stock. Avenue Energy also agreed to engage the services of Dr. Poll as its Director of Exploration on a part time consultancy basis. Dr. Poll was also elected as a Director of Avenue Energy. The closing of the sale of the Black Swan Petroleum shares was subject to the satisfaction by the seller of a number of conditions of closing. Due to changed circumstances since the original agreement was entered and delays in the closing of this transaction, the parties have had discussions about a renegotiation of this Stock Purchase Agreement. At this time we cannot predict when, if ever, this transaction will be consummated.

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

During 2002 we exercised an option under the Farmin Agreement to acquire a 45% interest in the Tosun-1 well and License. Drilling of this well commenced in the fourth quarter of 2002. Drilling on the Tosun-1 well continued through May 2003 at which time total depth was reached and testing at Tosun-1 continued to determine if initial oil recoveries would become commercially viable. Although over 100 barrels of good quality oil were recovered at this well, the recoveries were a mixture of mostly formation water and some oil. In August 2003, the operator proposed, and the joint venture parties agreed to, the abandonment of the well, but not the License, as it was likely that the well would produce too much water from this location to be commercial. In the three months ended June 30, 2004, we recorded an impairment loss of $1,296,703 in connection with its Tosun Licence in Turkey following the expiration of a previous extension granted in connection with the license. In order to justify a continuation of this license, further extensive seismic work was strongly recommended before a drilling location could be selected. In view of the other existing and forthcoming commitments with respect to the Company's activities in Turkey it was not deemed practical to maintain this license under the prevailing circumstances.

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

The well is producing good quality light crude (32.5 API). As at June 30, 2004 an aggregate of approximately 27,160 barrels of oil had been produced from this well to date. The Sayer Group sells the Karakilise crude on behalf of the joint venture to the refinery at a price which reflects world parity in the month preceding the sale, plus transportation costs to the refinery gate, adjusted for crude quality. Due to the limited amount of geological information available at the present time, there has been no determination made as to any reserve estimates at Karakilise, as this will likely first require the drilling of additional wells under the license.

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

Karakilise-1 is still not producing at the earlier anticipated rates. Monitoring of the reservoir behavior has indicated that a barrier probably exists at reservoir level near the well bore, which significantly impedes the flow of oil in the reservoir towards the well bore. This barrier is likely to be a small fault cutting through and sealing, the producing reservoir. The oil flow may also be restricted due to the well's only partial intersection of the oil column as the well did not intersect an oil/water contact. This implies that the actual oil column is likely to be thicker than the well intersection.

The Operator, AME will monitor the Karakilise-1 well at its recent production rate of approximately 30-60 BOPD with an equivalent amount of formation water until the Karakilise-2 well has been drilled and more information is available on reservoir behavior and the thickness of the oil pay in the field.

KARAKILISE-2

In February 2004, Avenue Energy notified AME, the operator of the Karakilise oil field and the Karakilise Licenses, that pursuant to its new Participation Agreement with AME, it would maintain a 50% interest in the drilling of the Karakilise-2 oil appraisal well. The well was scheduled to commence drilling by the middle of March 2004. On March 22, 2004 AME informed Avenue Energy that the drilling of the Karakilise-2 well was delayed from the proposed spud date of March 13, 2004 as a result of litigation filed by a landowner over rights to utilize the drill site and a related expropriation proceeding filed by AME. In May 2004, AME notified us that the Diyarbakir court ruled on the expropriation of Karakilise-2. Subsequently, in August, 2004, AME notified the Company that it intends to spud the Karakilise-2 well in a new location by September 15, 2004.

While Avenue Energy had originally elected to maintain a 50% participating interest in the Karakilise-2 well, as a result of several factors, including the delays and uncertainties concerning the spudding date of this well, the outstanding matters in relation to field infrastructure and operating expenses discussed below, its available working capital and its other cash commitments, Avenue Energy may elect to seek to reduce this interest. In the event that Avenue Energy elects to maintain its 50% interest in this well, its share of the turnkey drilling costs of the Karakilise-2 well will be approximately $1.5 million of which 50% was paid towards this in February 2004, with the balance payable upon AME reaching certain drilling objectives in the well together with a 50% share of completion costs in the event the well is completed and commences production. On August 9, 2004 the operator advised us that it intends to commence drilling the Karakilise-2 well no later than September 15, 2005. It is proposed that the well will be drilled at a different location to that originally contemplated. The Company continues to engage in discussions with the operator in an attempt to resolve the outstanding matters regarding Karakilise and other issues discussed below and has not yet made an election regarding the level of its participation in the Karakilise-2 well.

As previously reported, in March 2004, Avenue Energy was notified by the operator of the Karakilise-1 well, that additional infrastructure related investments and other field operating expenses related to the Karakilise field above and beyond what has been contributed to date would be required. These investments and expenses include electrification and various other field operating expenses and the costs of various workover operations conducted since the well was discovered in September 2003. This amount has been increased by the operator to approximately $544,000 as of June 30, 2004. In the opinion of the operator, Avenue Energy's failure to reimburse the operator for these amounts places it in default of the Joint Operating Agreement, Avenue Energy is not in agreement with this opinion, or these amounts and in August, 2004, the Company notified AME that it considered AME and Oyman Sayer to be in material breach of the agreements due to the circumstances surrounding AME's failure to spud the Karakilise -2 well as contemplated in its notice to the Company and the unauthorized withdrawals by Mr. Sayer from the joint venture's bank account in Turkey. Although the Company intends to continue to seek a mutual agreement with AME on all outstanding issues, it cannot state when or if ever, such agreement will be reached. Included in accrued expenses at June 30, 2004 is the Company's estimate of the potential costs to the Company of resolving this matter. The actual resolution to this matter could differ materially either favorably or unfavorably from the current provision at June 30, 2004.

OTHER LICENSES AND LEASES IN TURKEY

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

Whilst Avenue Energy originally exercised the option over the Additional Licenses in November 2003, it only completed the necessary agreements to effectuate this exercise and to complete this transaction in January. Together with the completion of the transaction and the Agreements, in January 2004, Avenue Energy made the payment to AME of a required one-time contribution towards past costs of $315,000 and will is required to pay ongoing monthly administration fees covering exploration license and production lease rentals and filings. On May 12, 2004 and further on August 2, 2004, AME notified Avenue Energy that it had not contributed the payment of certain monthly administration fees to AME under the new Participation Agreement aggregating $44,131 as at June 30, 2004 and that if such fees were not paid in 30 days it would consider this a material breach of such agreement. In connection with this, the Company recorded such accrued expenses at June 30, 2004 and has responded to these notices while it continues to seek to resolve the outstanding matters surrounding the Karakilise field.

Due to limited liquidity and the outstanding matters pending resolution with AME as described above, in May 2004 the Company did not make any election in connection with its right to participate in the Yazamca Licences in Turkey, which had a Government imposed drilling obligation of May 3, 2004. Subsequently, AME notified the Company that whilst the License period has elapsed, it submitted an application for extension. There is no certainty whether or not such extension will be granted and even if granted, we have been informed by AME that unless a well is drilled within 90 days of such extension, the Licenses will lapse.

AME also notified the Company in May 2004 that it is working through the necessary process to obtain from the General Directorate of Petroleum Affairs an extension for the North Rubai prospect, which is located close to the tri-nation boundary point of Turkey, Iraq and Syria. Originally, this prospect was scheduled to be drilled at the end of May 2004.

Until the various outstanding matters surrounding the Karakilise field are resolved, the Company does not currently plan to make further expenditures of the funds necessary to preserve some of the licenses over the next 6-12 months. In such event some of these licenses may lapse.

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

OTHER OPERATIONS

We continue to maintain our 50.1% interest in Stampville.Com, Inc.which specializes in the wholesale and Internet sale of philatelic memorabilia, including stamps and other collectibles. To date Stampville has never generated significant revenues. During 2002 we ceased advancing working capital to Stampville and during the first six months of 2004, Stampville continued to operate autonomously from revenues generated by their operations.

We also hold a 50% interests in VideoDome Networks, Inc. which provides a range of Digital Media services, including but not limited to: hosting and delivery, media management services, registration and delivery of video stream via the Internet. VideoDome generated sufficient revenues during the first six months of 2004 and continues to generate sufficient revenues to cover its operations.

We also hold an interest in ROO Group, Inc., which aggregates and distributes online digital media content and is publicly traded on NASDAQ-OTCBB. As of December 31, 2003, we owned 25.4% of the outstanding shares of ROO. ROO is operated independently.

We have incurred losses since inception, and management anticipates incurring substantial additional losses as we pursue our operational strategies.

RESULTS OF OPERATIONS

Three Months and Six Months ended June 30, 2004 versus Three and Six Months ended June 30, 2003.

During the three months ended June 30, 2004, we generated net revenues of $115,152 versus $81,123 for the corresponding period in 2003. During the six months ended June 30, 2004, we generated net revenues of $204,113 versus $155,208 for the corresponding period in 2003. For the six months ending June 30, 2004, VideoDome accounted for $162,193 of this amount, Avenue Energy accounted for $34,168 and the remaining revenue of $7,752 was attributable to Stampville. The general increase in revenues is primarily the result of a wider market adoption of VideoDome's products and services and the commencement of initial revenues at Avenue Energy.

The net loss for the three months ended June 30, 2004 was $2,143,334 versus $1,926,513 for the corresponding period in 2003. A substantial component of this net loss figure, is a result of an impairment loss of $1,296,703 recorded in the current quarter in connection with Avenue Energy's Tosun-1 license in Turkey, which represented the remaining capitalized value of this investment following an initial impairment loss of $1,453,297 taken the previous year during the same corresponding period after the drilling of the Tosun-1 well. Also included in the net loss figure is approximately $394,000 expensed in connection with the intrinsic value of stock options issued to financial consultants that vested during this period. Notwithstanding these two significant non-cash items described above, many general operating expenses, including salaries, travel and other general and administrative costs were lower in the three months ended June 30, 2004 relative to the previous corresponding period in 2003.

The net loss for the six months ended June 30, 2004 was $2,696,627 versus $2,373,322 for the corresponding period in 2003. Once again, a substantial component of this net loss figure, is a result of an impairment loss of $1,296,703 recorded in the current quarter in connection with Avenue Energy's Tosun-1 license in Turkey. Also included in the net loss figure is approximately $450,250 expensed in connection with the intrinsic value of stock options issued to financial consultants that vested during the six months ended June 30, 2004. The increase in net loss from the previous corresponding period is also in part attributable to increased legal and professional fees. Apart from the above, many general operating expenses, including salaries, travel and other general and administrative costs were lower in the six months ended June 30, 2004 relative to the previous corresponding period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

We have generated losses from inception and continue to incur losses. The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had a net loss of $2,696,627 and a negative cash flow from operations of $642,972 for the six months ended June 30, 2004, and has a working capital deficit of $458,469 and an accumulated deficit of $15,322,312 as of June 30, 2004. As of June 30, 2004, we had cash of $158,179 across all entities.

In June and July 2004, we borrowed an aggregate of $200,000 from an affiliate for working capital purposes. The loan bears interest at the rate of nine percent (9%) per annum. This loan shall be repaid only after the Company has received additional financing and at that time upon the mutual agreement of the Company's Board of Directors and the affiliate.

During the next twelve months, our business plan contemplates that we further develop our oil and gas activities. In order to fully participate in the Karakilise-2 well, the Khata field workovers and the drilling of the North Rubai prospect in Turkey (assuming an extension is granted) and to fund corporate overhead expenses, we will require at least approximately an additional $7 million during the next twelve months. In addition to the foregoing, we will be required to expend significant additional capital to fully participate in other scheduled oil and gas activities in the Republic of Turkey during the next 12 months. To date we have been dependent on the proceeds of private placements of our debt and equity securities and other financings in order to implement our operations.

Management plans to rely on the proceeds from new debt or equity financing, the sale of shares held by it and loans from affiliates, at their discretion to finance its ongoing operations. During 2004, we have continued to seek additional capital in order to meet our cash flow and working capital. There is no assurance that we will be successful in achieving any such financing or raise sufficient capital to fund our operations and further development. There can be no assurance that any such financing will be available to us on commercially reasonable terms, if at all. If we are not successful in sourcing significant additional capital in the near future, we will be required to significantly curtail or cease ongoing operations and consider alternatives that would have a material adverse affect on our business, results of operations and financial condition. See Recent Developments.

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

NEW ACCOUNTING PRONOUNCEMENTS

In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate.

The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the financial statements.

INFLATION

We have not been materially affected by inflation in the United States. While it is not anticipated inflation will affect our operations, increases in labor and supplies could impact its ability to compete.

RECENT DEVELOPMENTS

As of July 19, 2004 the Company entered into an agreement with a newly formed London-based investment trust for the sale in a private placement of 48,458,149 shares of the Company's common stock in exchange for 6,057,269 ordinary shares of the investment company valued at (pound)1.00 per share or $11 million.

The investment company has applied for its shares to be admitted to trading on the London Stock Exchange. The investment company expects its shares to be trading on the London Stock Exchange by September 30, 2004.

The investment company has also entered into a "lock-up" agreement with the Company pursuant to which it has agreed not to trade the Company's shares that it will receive as a result of this transaction for a period of two years from the closing date of the sale.

Fifty percent of the shares issued by the investment company to the Company will be held in escrow for two years following the closing and in the event the per share market price of the Company common stock at such time is less than the per share value of the Company's common stock at the time of the closing, the investment company shall be entitled to receive out of escrow a percentage of the Company's shares equal to the percentage of such decline. The remaining Company shares held in escrow shall be released to the Company at such time. The closing of this transaction is subject to certain contingencies, including the listing of the investment company's shares on the London Stock Exchange on or before September 30, 2004. The Company cannot state with certainty whether the investment company'S shares will be listed on the London Exchange prior to September 30th; what, if any market for such shares will exist thereafter and what the trading value of the investment company's shares will be. Currently, the Company intends to utilize the net proceeds from any sale of the investment company's shares for working capital and to finance the oil and gas operations of its subsidiary Avenue Energy.

In July 2004, the Company borrowed an additional $100,000 from an affiliate for working capital purposes. The terms of this loan are substantially identical to the loan made by the affiliate in June, 2004 in that it bears interest at the rate of nine percent (9%) per annum and the loan will be repaid only after the Company has received additional financing and at that time upon the mutual agreement of the Company's Board of Directors and the affiliate.

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

                                         AVENUE GROUP, INC.

Dated: August 13, 2004
                                         By: /s/ Levi Mochkin
                                         --------------------------
                                         Levi Mochkin
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



                                         By: /s/ Yam-Hin Tan
                                         --------------------
                                         Yam-Hin Tan
                                         Chief Financial Officer
                                         (Principal Financial Officer)