Form 10QSB
period 2004-09-30
AVENUE GROUP INC
filed 2004-11-22
CIK 1100006

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

For the quarterly period ended    September 30, 2004 or
                                  ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to ______________

                      Commission File Number 000-30-543

                               AVENUE GROUP, INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                               90-0200077
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

          17547 Ventura Boulevard, Suite 305, Encino, California 91316
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 465-1200
                                 --------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 256,340,986 shares of common stock outstanding as of November 1, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                                     PART 1


                              FINANCIAL INFORMATION


                     ITEM 1. CONDENSED FINANCIAL STATEMENTS



              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                                     PAGE
                                                                     ----


CONDENSED CONSOLIDATED BALANCE SHEETS                                  1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                        2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                        3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                  4-12

                       AVENUE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        ASSETS
                                                    September 30, 2004      December 31, 2003
                                                    ------------------      -----------------
                                                       (Unaudited)
CURRENT ASSETS
 Cash                                                  $    182,067               1,870,125
 Receivable from sale of subsidiary                          50,000                      --
 Prepaid expenses                                             2,587                  18,811
 Investment in Australian marketable securities              56,404                  87,992
 Net assets of discontinued operations                           --                  90,403
                                                       ------------            ------------
    Total Current Assets                                    291,058               2,067,331
                                                       ------------            ------------

FIXED ASSETS, NET                                            46,399                  43,561
                                                       ------------            ------------

INVESTMENT IN TURKISH OIL LEASES, NET                     3,185,777               3,710,987
                                                       ------------            ------------

OTHER ASSETS
 Note receivable                                            288,000                      --
 Investment in Langley Park Investments PLC               3,378,829                      --
 Investment in ROO Group, Inc.                            1,410,000                 208,500
 Other                                                        8,216                   2,292
                                                       ------------            ------------
    Total Other Assets                                    5,085,045                 210,792
                                                       ------------            ------------

TOTAL ASSETS                                           $  8,608,279               6,032,671
                                                       ============            ============
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                     $     39,964            $     43,486
  Accrued expenses                                          132,003                 147,579
  Notes payable                                             305,794                  93,621
                                                       ------------            ------------
    Total Current Liabilities                               477,761                 284,686
                                                       ------------            ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value,
   25,000,000 shares authorized,
   none issued and outstanding                                   --                      --
  Common stock, $.0002 par value,
   500,000,000 shares authorized,
   256,340,986 and 203,976,171 shares
   issued and outstanding, respectively                      51,268                  40,795
  Common stock to be issued
   (0 and 3,906,666 shares, respectively)                        --                 586,000
  Additional paid - in capital                           30,325,501              17,737,475
  Accumulated other comprehensive (loss) income          (6,658,034)                 26,200
  Deferred compensation                                    (289,650)                (16,800)
  Accumulated deficit                                   (15,298,567)            (12,625,685)
                                                       ------------            ------------
    Total Stockholders' Equity                            8,130,518               5,747,985
                                                       ------------            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  8,608,279            $  6,032,671
                                                       ============            ============

     See accompanying notes to condensed consolidated financial statements.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months         Three Months          Nine Months           Nine Months
                                                      Ended                Ended                 Ended                 Ended
                                                  September 30,         September 30,         September 30,         September 30,
                                                       2004                  2003                 2004                  2003
                                                  -------------         -------------         -------------         -------------
REVENUES
 E-Commerce                                       $       7,330         $       3,026         $      15,082         $      24,616
 Turkish oil lease revenue                               21,538                33,776                55,706                33,776
                                                  -------------         -------------         -------------         -------------
        Total Revenue                                    28,868                36,802                70,788                58,392
                                                  -------------         -------------         -------------         -------------

COSTS AND OPERATING EXPENSES
 Cost of sales E-Commerce                                 1,750                   655                 3,143                 7,913
 Sales & marketing                                        2,200                   504                 3,059                 1,737
 General and administrative                             460,093               509,516             1,933,185             1,452,303
  Impairment loss on oil well                                --                    --             1,296,703             1,453,297
  Impairment loss on oil well lease                     248,332                    --               248,332                    --
                                                  -------------         -------------         -------------         -------------
     Total Costs and Operating Expenses                 712,375               510,675             3,484,422             2,915,250
                                                  -------------         -------------         -------------         -------------

LOSS FROM OPERATIONS                                   (683,507)             (473,873)           (3,413,634)           (2,856,858)
                                                  -------------         -------------         -------------         -------------

OTHER INCOME (EXPENSE)
 Income related to termination of
   license agreement                                    105,000                    --               105,000                    --
 Interest, net                                           (7,334)           (1,310,004)               (3,845)           (1,299,917)
 Other income                                                --                   998                    --                 3,218
                                                  -------------         -------------         -------------         -------------
     Total Other Income (Expense)                        97,666            (1,309,006)              101,155            (1,296,699)
                                                  -------------         -------------         -------------         -------------

LOSS FROM CONTINUING OPERATIONS                        (585,841)           (1,782,879)           (3,312,479)           (4,153,557)
                                                  -------------         -------------         -------------         -------------

DISCONTINUED OPERATIONS
  Income from discontinued operations                    24,711                32,001                54,723                29,357
  Gain from sale of discontinued operations             584,874                    --               584,874                    --
                                                  -------------         -------------         -------------         -------------
     Net Income from Discontinued Operations            609,585                32,001               639,597                29,357
                                                  -------------         -------------         -------------         -------------

NET INCOME (LOSS)                                 $      23,744         $  (1,750,878)        $  (2,672,882)        $  (4,124,200)
                                                  =============         =============         =============         =============

 LOSS PER COMMON SHARE FROM
   CONTINUING OPERATIONS - BASIC AND
   DILUTED                                        $          --         $       (0.01)        $       (0.02)        $       (0.02)
                                                  =============         =============         =============         =============
 INCOME PER COMMON SHARE FROM
   DISCONTINUED OPERATIONS - BASIC
   AND DILUTED                                    $          --         $          --         $          --         $          --
                                                  =============         =============         =============         =============
NET INCOME (LOSS) PER COMMON SHARE -
   BASIC AND DILUTED                              $          --         $       (0.01)        $       (0.01)        $       (0.02)
                                                  =============         =============         =============         =============

Weighted average number of shares outstanding:
   basic and diluted                                223,157,688           182,463,052           212,500,719           179,110,224
                                                  =============         =============         =============         =============

     See accompanying notes to condensed consolidated financial statements.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Nine Months Ended          Nine Months Ended
                                                        September 30, 2004         September 30, 2003
                                                        ------------------         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                  $ (2,672,882)               $(4,124,200)
 Income from discontinued operations                            (54,723)                   (29,357)
 Gain on sale of discontinued operations                       (584,874)                        --
                                                           ------------                -----------
 Loss from continuing operations                             (3,312,479)                (4,153,557)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and Amortization                                  10,240                     14,889
  Impairment loss on oil well and oil well lease              1,545,035                  1,453,297
  Stock-based compensation and services                              --                     76,600
  Non-monetary compensation                                     739,650                    272,500
  Interest expense related to convertible debentures                 --                  1,300,000
  Income related to termination of license agreement           (105,000)                        --
 Changes in operating assets and liabilities:
  Increase in accounts receivable                                    --                     (3,426)
  Decrease (increase) in prepaid and other assets                10,299                    (64,552)
  (Decrease) increase in accounts payable                        (3,522)                     2,656
  Decrease in accrued expenses                                   (3,378)                   (96,494)
                                                           ------------                -----------
        Net Cash Used In Operating Activities                (1,119,155)                (1,198,087)
                                                           ------------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in Turkish oil leases                            (1,019,825)                (2,984,258)
 Purchases of property and equipment                             (6,005)                   (15,263)
                                                           ------------                -----------
        Net Cash Used In Investing Activities                (1,025,830)                (2,999,521)
                                                           ------------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Deferred offering costs                                             --                    (41,070)
 Proceeds received (payments made) from
 issuance of notes payable                                      201,975                   (500,000)
 Proceeds from issuance of convertible debt                          --                  1,300,000
 Proceeds received from issuance of common stock, net           250,000                    930,043
 Proceeds from stock to be issued                                    --                  1,152,550
 Proceeds from issuance of stock options                             --                    100,000
                                                           ------------                -----------
        Net Cash Provided By Financing Activities               451,975                  2,941,523
                                                           ------------                -----------

Effect of foreign currency translation on cash                    4,952                     11,580
                                                           ------------                -----------

Net Decrease In Cash                                         (1,688,058)                (1,244,505)

CASH AT BEGINNING OF PERIOD                                   1,870,125                  2,147,775
                                                           ------------                -----------

CASH AT END OF PERIOD                                      $    182,067                $   903,270
                                                           ============                ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 250,000 shares of
 common stock for placement fees                           $         --                $   158,750
Issuance of 48,458,149 shares of common stock
 for investment in Langley Park Investments PLC            $ 11,000,000                $        --
Sale of Bickhams Media (a former wholly-owned
 subsidiary) see Note 3                                    $    728,000                $        --

     See accompanying notes to condensed consolidated financial statements.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 1   COMPANY BACKGROUND AND BUSINESS PLAN

         Avenue Group, Inc. ("Avenue Group"), was incorporated in Delaware on February 2, 1999. Avenue Group is engaged in oil and gas exploration and development, e-commerce and other investments. Avenue Group has two wholly-owned subsidiaries, I.T. Technology Pty. Ltd., which furthers its operations in Australia and Avenue Energy, Inc., ("Avenue Energy"), which was formed to broaden the Company's strategic focus and pursue potential growth and investment strategies in the oil and gas sector. Avenue Group owns 50.1 % of Stampville.com, Inc. ("Stampville"). (Avenue Group, Avenue Energy and Stampville, collectively referred to as the "Company"). Avenue Group also owns approximately 25% of ROO Group, Inc. (formerly Virilitec Industries, Inc.), which is traded on the NASDAQ-OTCBB ("ROO").

         The Company has limited sales, its activities in the nine months ending September 30, 2004 have been principally devoted to capital raising activities, establishing and advancing operations at Avenue Energy, which commenced oil production in September 2003, and the sale of our wholly- owned subsidiary Bickhams Media, Inc. which held a 50% interest in VideoDome.com Networks, Inc. (See Note 3)

         Stampville specializes in the wholesale and Internet sale of philatelic memorabilia, including stamps and other collectibles. ROO is a digital syndication service provider specializing in the delivery and management via the Internet of syndicated multi-media and video content.

         Additionally, the Company has incurred losses since inception, and management anticipates incurring substantial additional losses as it pursues its strategies. As a result of the foregoing, it will require additional capital to fund the activities and further development of its operations.

         Pursuant to the terms of an agreement, as revised, Avenue Energy paid $250,000 and acquired an option that allowed it to participate in and acquire a 50% interest in up to 30 exploration licenses and leases held by the members of the Sayer Group in Turkey, subject to a 7.5% overriding royalty interest (excluding governmental royalties) in favor of an affiliate of the Sayer Group Consortium ("SGC"). These licenses included the Karakilise License, where oil was discovered in September 2003. Under recently revised agreements finalized in October 2004, Avenue Energy reduced it's existing and ongoing obligations to fund activities at the Karakilise license and its participation interests at this license from 50% to 15%. In addition, as part of these amendments, Avenue Energy elected to relinquish its options to acquire participation interests in certain licenses and leases with SGC in Turkey and the parties agreed that they may now apply for new licenses in Turkey independently of each other. Following the amendments, Avenue Energy will have a participation interest in 12 oil and gas leases and licenses in Turkey. These licenses and leases include the Karakilise Licenses and a 50% participation interest in the Gercus, Rubai, Kilis and Arpatepe Licenses. (see Note 4)

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of Avenue Group, its wholly-owned subsidiaries and the accounts of Stampville which is 50.1% owned; and VideoDome which became a 50% subsidiary as of July 2, 2001, and was sold on September 10, 2004, is shown as discontinued operations (also see Note 3). The losses allocated to the minority stockholders of Stampville and VideoDome exceeded the remaining minority interest and the excess has been allocated to the Company. All material intercompany accounts and transactions have been eliminated.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

(B)      RECLASSIFICATIONS

         Certain reclassifications have been made to previously reported amounts to conform to the current year's presentation.

         (C) ESTIMATES

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

         The Company believes the carrying amounts of investments are sensitive estimates. The Company also currently believes that the carrying amount of its investments approximate their fair value. These estimates could change significantly in future reporting periods.

         (D) FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of financial instruments including cash, accounts receivable, accounts payable, accrued expenses and debt, approximates their fair values at September 30, 2004 and December 31, 2003 due to the relatively short-term nature of these instruments.

         (E) STOCK BASED COMPENSATION

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

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                        Three months          Three months            Nine months             Nine months
                                           ended                 ended                   ended                   ended
                                        September 30,         September 30,           September 30,           September 30,
                                            2004                  2003                    2004                    2003
                                        -------------         -------------           -------------           -------------
         Net income (loss) as
         reported                         $  23,744           $  (1,750,878)          $  (2,672,882)          $  (4,124,200)
         Pro forma net income
         (loss)                            (147,634)             (1,949,013)             (2,923,427)             (4,418,322)

         Income (loss) per share
         as reported                             --                   (0.01)                  (0.01)                  (0.02)
         Pro forma income (loss)
         per share                               --                   (0.01)                  (0.01)                  (0.03)

         The fair value of options granted under the Company's stock option plans were estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                                           Three and nine     Three and nine
                                                            months ended       months ended
                                                            September 30,      September 30,
                                                                2004               2003
                                                           ---------------    ---------------
         Expected risk-free interest rates                     3.0%               3.5%
         Expected years from vest date to exercise date          3                 3
         Expected stock volatility                            82.05%             48.69%
         Expected dividend yield                                0%                 0%

         (F) LOSS PER COMMON SHARE

         Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each year. Common stock equivalents are not included in the computation of diluted net income (loss) per common share because the effect would be anti dilutive.

         (G) INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         The condensed consolidated financials statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

         The condensed consolidated balance sheet information as of December 31, 2003 was derived from the audited consolidated financial statements included in the Company's Annual Report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

         (H) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

         The components of Other Comprehensive Income (Loss) are as follows:

                                                 Unrealized             Net                Foreign
                                               Gain (Loss) on        Unrealized           Currency
                                                 Marketable            Loss on           Translation
                                                 Securities          Investments         Gain (Loss)            TOTAL
                                               ---------------       -----------         ------------         -----------
         Balance December 31, 2003                $ 42,721                    --           $(16,521)          $    26,200

         Net (Loss) Gain for the Nine
         Months Ended September 30, 2004           (31,589)           (6,664,670) (A)        12,025            (6,684,234)
                                                  --------           -----------           --------           -----------

         Balance September 30, 2004               $ 11,132           $(6,664,670)          $ (4,496)          $(6,658,034)
                                                  ========           ===========           ========           ===========

         (A)
         Loss on Langley Park Investment Trust (see Note 5)                                                   $(7,621,170)
         Gain on ROO Investment (see Note 3)                                                                      956,500
                                                                                                           --------------
                                                                                                              $(6,664,670)
                                                                                                           ==============

         (I) GOING CONCERN

         The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $2,672,882 and a negative cash flow from operations of $1,119,155 for the nine months ended September 30, 2004, and has a working capital deficit of $186,703 and an accumulated deficit of $15,298,567 as of September 30, 2004. These matters raise substantial doubt about its ability to continue as a going concern.

         The Company is dependent on the proceeds of or equity financing, the sale of marketable securities held by the Company or alternative means of raising working capital to finance its operations. However, there is no assurance that the Company will be successful in achieving any such financing or raising sufficient capital to fund its operations and the further development of the Company. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         (J) NEW ACCOUNTING PRONOUNCEMENTS

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

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

         The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the condensed consolidated financial statements.

NOTE  3  DISCONTINUED OPERATIONS AND ROO INVESTMENT

         On September 10, 2004, the Company entered into an agreement with ROO for the sale of all the Company's shares in its wholly-owned subsidiary, Bickhams Media, Inc., which holds 50% of the outstanding shares of VideoDome.com Networks Inc. (VideoDome), a digital video streaming company based in Los Angeles, in exchange for $300,000 (of which $250,000 was received in September 2004 and $50,000 was received in November 2004), 4 million shares of ROO's restricted common stock valued at $140,000 and ROO's assumption of a an existing $288,000 promissory note of VideoDome. In addition, ROO agreed to issue an additional 3 million shares of ROO's restricted common stock valued at $105,000 to Avenue in exchange for Avenue's termination of certain registration rights with respect to ROO shares owned by it. This amount is included in other income for the nine months ended September 30, 2004. ROO is an independently operated provider of digital media solutions and technology. The Company has been a shareholder in ROO since 2002 and following this VideoDome transaction, it currently owns in the aggregate approximately 25% of ROO's outstanding common stock. ROO is operated independently and the Company does not exercise managerial or operational control over ROO, nor does it intend to do so in the future.

         The sale transaction resulted in a gain of $584,874, which has been included in the condensed consolidated statement of operations for the nine months ended September 30, 2004 as a gain from sale of discontinued operations.

         The Company believes that the carrying amount of its investment in ROO approximates its fair value. The Company has recorded the carrying amount of its investment, based upon a 50% discount to the closing price of $0.06 per share of ROO's common stock as at the end of the quarter which resulted in an unrealized gain of $956,500 that is included in accumulated Other Comprehensive Income (Loss) (see Note 2(H)). The following factors were considered in determining fair value:
         (i) the common stock in still relatively thinly traded, (ii) the stock held by the Company is currently restricted common stock and (iii) the Company's investment is illiquid because of its significant ownership block as described above. The Company will continue to evaluate the fair value of its investment in ROO in the future. Managements' estimate of the fair value of its investment could change significantly in future reporting periods and may potentially have a material effect on the consolidated financial statements of the Company.

NOTE 4   AVENUE ENERGY

         KARAKILISE-1

         The Karakilise-1 well is producing good quality light crude (32.5 API). As of September 30, 2004 approximately 30,000 barrels of oil had been produced from this well. The Sayer Group Consortium ("SGC") sells the Karakilise crude on behalf of the joint venture to the refinery at a price which reflects world parity in the month preceding the sale, plus transportation costs to the refinery gate, adjusted for crude quality. Due to the limited amount of geological information available at the present time, there has been no determination made as to any reserve estimates at Karakilise. This will likely require the drilling of additional wells under the license.

         Aladdin Middle East ("AME") has constructed two storage tanks with 5000 barrel capacity both at the Karakilise-1 well-site and purchased a 2 x 10,000 barrel mixing and storage facility at the Tupras-owned Batman refinery. This refinery was built for heavy crude from the Raman fields and our light Karakilise crude requires mixing with heavier oils to enable it to be processed by this refinery.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

         KARAKILISE-2

         Following delays and uncertainties concerning the spudding date of the Karakilise-2 well and the previously outstanding matters with SGC in relation to field infrastructure and operating expenses, Avenue Energy and SGC finalized a series of amendments to existing agreements in October 2004, whereby Avenue reduced it's existing and ongoing obligations to fund activities at the Karakilise license and its participation interests at this license from 50% to 15%. These reduced obligations include the infrastructure improvements and operational costs at the Karakilies-2 well, which commenced drilling on November 3, 2004; as well as the additional drilling and operating costs with respect to the Karakilise-2 well. SGC has applied amounts previously paid by Avenue towards the settlement of these matters, such that Avenue Energy has now funded its share of such costs through the end of the September quarter and it has also funded its share of drilling the Karakilise-2 well. In the event of a discovery at the Karakilise-2 well, Avenue will be required to pay approximately a further $90,000, representing its proportionate share of completion costs of such well (see Note 10).

         Pursuant to these amendments, in the three months ended September 30, 2004, the Company reduced its overall investment amount in oil leases by approximately $351,362 plus a further impairment loss, as described in Other Licenses and Leases, of $248,332 and in turn reduced previously accrued expenses that were recorded in connection with its investment in oil leases by $272,000 from the previous quarter, following a reallocation of its investment in oil leases to account for the retroactive reduction in its participation interest in the Karakilise license to 15%.

         OTHER LICENSES AND LEASES

         As part of the above mentioned amendments, Avenue Energy elected to relinquish its options to acquire participation interests in certain licenses and leases with SGC in Turkey, including the Khata leases and the parties also agreed that they may now apply for new licenses in Turkey independently of each other. As a result of these amendments Avenue Energy has substantially reduced its ongoing monthly expenditures for representation fees, license fees, and ongoing administrative costs in Turkey and all previous disagreements with SGC were resolved.

         Following the amendments, Avenue Energy currently has a participation interest in 12 oil and gas leases and licenses in Turkey. These licenses and leases include the Karakilise Licenses and a 50% participation interest in the Gercus, Rubai, Kilis and Arpatepe Licenses. Avenue will require additional capital to preserve these licenses and to participate in the proposed drilling programs at theses licenses during the next 12 months.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

         The Company previously reported that SGC was working through the necessary process to obtain an extension for the North Rubai prospect, which is located close to the tri-nation boundary point of Turkey, Iraq and Syria. In August SGC notified the Company that the General Directorate of Petroleum Affairs has in fact granted such extension until May 30, 2005 for the drilling of this prospect.

         The Company reviews the status of its licenses periodically to determine if an impairment of its investment is necessary. In the three and nine months ended September 30, 2004, the Company recorded an impairment loss of $248,332 and $1,545,035 in connection with licenses that had either lapsed or been relinquished.

         Avenue Energy had entered into a Stock Purchase Agreement on November 11, 2002, with a company controlled by Dr. Jaap Poll to acquire 36% of the outstanding capital stock of Anzoil (Thailand) Pty Ltd., now known as Black Swan Petroleum, in exchange for up to 20 million shares of our common stock. The closing of the sale of the Black Swan Petroleum shares was subject to the satisfaction by the seller of a number of conditions of closing which could not be met. As a result of this and subsequent delays, the consummation of the transaction contemplated by the Agreement will no longer proceed.

NOTE  5  OTHER INVESTMENTS

         In July 2004, the Company entered into an agreement with a newly formed London-based investment trust, Langley Park Investment Trust ("LPIT") for the sale in a private placement of 48,458,149 shares of the Company's common stock in exchange for 6,057,269 ordinary shares of LPIT which were issued pursuant to the agreement at (pound)1.00 per share or $11 million. LPIT is a newly formed London-based investment trust that has been established specifically to invest in US micro cap companies with long-term growth potential.

         As part of the transaction, LPIT entered into a "lock-up" agreement with the Company pursuant to which it has agreed not to trade the Company's shares that it received as a result of this transaction for a period of two years from the closing date of the sale.

         Fifty percent of the shares issued by LPIT to the Company will be held in escrow for two years following the closing and in the event the per share market price of the Company's common stock at such time is less than the per share value of the Company's common stock at the time of the closing (approximately $0.23 per share), LPIT shall be entitled to receive out of escrow a percentage of the Company's shares equal to the percentage of such decline. The remaining Company shares held in escrow shall be released to the Company at such time. The carrying amount of the Company's investment in LPIT, which was $3,378,829 as at September 30, 2004 could potentially change significantly in the future as a result.

         As at September 30, 2004, the Company recorded an unrealized loss of $7,621,170 in connection with this investment to reflect the initial trading price of the LPIT units on October 8, 2004 of thirty-one pence per unit, which is included in Accumulated Other Comprehensive Income
         (Loss) (see Note 2(H)).

NOTE 6   NOTES AND LOANS PAYABLE

         In June and July 2004, the Company borrowed an aggregate of $200,000 from an affiliate for working capital purposes. The loan bears interest at the rate of nine percent (9%) per annum and the loan will be repaid only after the Company has received additional financing and at that time upon the mutual agreement of the Company's Board of Directors and the affiliate.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 7   COMMON STOCK

         During the three months ended September 30, 2004, the Company issued 48,458,149 shares of its restricted common stock in exchange for 6,057,269 ordinary shares of Langley Park Investment Trust PLC valued at (pound)1.00 per share or $11 million. (also see Note 5)

NOTE 8   STOCK OPTIONS

         In March 2004, the Company entered into a three year part-time, non exclusive employment agreement with an individual pursuant to which the individual agreed to provide the Company with financial, capital markets, strategic planning, public relations, investor relations, general business management and corporate financial services in Canada. Compensation for services under the employment agreement is from the grant of stock options to the individual in March 2004 to purchase 6,750,000 shares of common stock at $.15 per share. Of the total options granted, 2,250,000 were granted pursuant to the Company's 2000 Stock Option Plan (the "Plan") and were deemed vested upon the filing of a registration statement in connection with the Plan that was filed on April 26, 2004. In connection with this vesting, the Company expensed the intrinsic value of $202,500 in the second quarter of 2004. The remaining 4,500,000 options were granted outside of the Plan and vest quarterly over twelve months. In connection with the latter options granted, the Company expensed the vested intrinsic value of $168,750 and $393,750 for the three and nine months ended September 30, 2004.

NOTE 9   SEGMENTS

         The Company operates in 2 segments, including investments in oil and gas and e-commerce (see Note 1 for further description).

                                            Oil & Gas      E-Commerce      Corporate       Consolidated
                                           -----------     ----------     -----------      ------------
         SEPTEMBER 30, 2004

           Revenues, net                   $    55,706      $ 15,082      $        --      $    70,788
           Operating income (loss)         $(1,923,123)     $   (434)     $(1,490,077)     $(3,413,634)
           Depreciation & amortization     $       452      $     --      $     9,788      $    10,240
           Interest expense, net           $        --      $     --      $    (3,845)     $    (3,845)
           Capital expenditures            $ 1,019,825      $     --      $     6,005      $ 1,025,830
           Total assets                    $ 3,192,126      $  1,356      $ 5,414,797      $ 8,608,279

         SEPTEMBER 30, 2003

           Revenues, net                   $    33,776      $ 24,616      $        --      $    58,392
           Operating income (loss)         $(1,856,934)     $  3,184      $(1,003,108)     $(2,856,858)
           Depreciation & amortization     $       177      $     --      $     7,850      $     8,027
           Interest expense, net           $        --      $     --      $ 1,299,917      $ 1,299,917
           Capital expenditures            $ 2,984,258      $     --      $    15,263      $ 2,999,521

         DECEMBER 31, 2003
           Total assets                    $ 3,722,082      $  1,790      $ 2,218,396      $ 5,942,268

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 10  SUBSEQUENT EVENTS

         On November 3, 2004 Avenue's Joint Venture partner and drilling operator in Turkey, AME commenced drilling the Karakilise-2 well in the Diyarbakir Petroleum District of Southeast Turkey. AME plans to drill Karakilise-2 to a total depth of 8,220 feet (2.505 meters) and test the petroleum potential of the "Mardin Group". A National 80-B drilling rig is being used and drilling is expected to take approximately 65 days.

         On November 8, 2004 the Company executed a one-year consulting agreement with a financial services company. The company issued 300,000 stock options under the Company's 2000 Non-Qualified Option Plan at an exercise price of $.06 per share

            CAUTIONARY SAFE HARBOR STATEMENT UNDER THE UNITED STATES
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain information contained in this Form 10-QSB are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 (the "Act"), which became law in December, 1995. In order to obtain the benefits of the "safe harbor" provisions of the Act for any such forward-looking statements, the Company wishes to caution Investors and prospective Investors about significant factors which, among others, have in some cases affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10-QSB contains forward-looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control, including general economic and business conditions; effects of war or terrorists acts on the capital markets or the Company's activities, including oil and gas exploration and production, competition and ability to gain market acceptance of products; success of its operating and investment initiatives; including its investment in the Karakilise-2 well and other oil and gas exploration and drilling initiatives, operating costs; fluctuation in oil and gas prices, advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; its ability to obtain financing for its ongoing operations or proposed initiatives, including its participation in licenses and leases in Turkey; availability, terms and deployment of capital; availability of qualified personnel; labor and employment benefit costs; changes in, or failure to comply with, various government regulations; slower than anticipated completion of research and volatility in the trading price of its securities, and other risks listed from time to time in reports filed with the Securities and Exchange Commission, which factors are incorporated herein by reference. This Form 10-QSB is not an offer to sell or a solicitation of an offer to buy any securities of the Company. Any such solicitation or offer may only be made through a prospectus which has been approved by the Securities and Exchange Commission in the states in which such solicitation or offer has been approved.


                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND PLAN OF OPERATIONS

Avenue Group, Inc. was incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development, e-commerce and other investments, through interests in our operating subsidiaries, Avenue Energy, Inc., Stampville.Com Inc. and through our equity interest in ROO Group, Inc. ("ROO") which was approximately 25% as of September 17, 2004 and which is traded on the NASDAQ-OTCBB. We have two wholly-owned subsidiaries, I.T. Technology Pty. Ltd., which was established to further our operations in Australia; Avenue Energy, Inc., which we formed in November 2002 to broaden our strategic focus and pursue potential growth and investment strategies in the oil and gas sector. Avenue Group, Inc. currently owns 50.1 % of Stampville. Except as expressly indicated to the contrary, references to "we," "us," or "our" contained in this references in this document include Avenue Group, Inc. and/or our wholly owned subsidiaries.

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

During the first nine months of 2004 our activities were principally devoted to capital raising activities, oil and gas activities in the Republic of Turkey arising out of the Farmin Agreement between Avenue Energy and the Sayer Group Consortium (SGC), through our wholly-owned subsidiary Avenue Energy and the sale of our wholly owned subsidiary Bickhams Media, Inc which held a 50% interest in VideoDome.com Networks, Inc.

As part of our shift to a broader strategic focus, during the second half of 2002 we began to consider acquisitions of and investments in oil and gas exploration and production entities. Avenue Energy, Inc. was formed to pursue this line of business.

Avenue Energy had entered into a Stock Purchase Agreement on November 11, 2002, with a company controlled by Dr. Jaap Poll to acquire 36% of the outstanding capital stock of Anzoil (Thailand) Pty Ltd., now known as Black Swan Petroleum, in exchange for up to 20 million shares of our common stock. Avenue Energy also agreed to engage the services of Dr. Poll as its Director of Exploration on a part time consultancy basis. Dr. Poll was also elected as a Director of Avenue Energy. The term of Dr. Poll's consulting agreement with Avenue Energy has run in accordance with its terms through to October 2004 and we are in discussions about potential future arrangements. The closing of the sale of the Black Swan Petroleum shares was subject to the satisfaction by the seller of a number of conditions of closing which could not be met. As a result of this and subsequent delays, the consummation of the transaction contemplated by the Agreement will no longer proceed.

On November 18, 2002, we entered into a Farmin and Participation Agreement with the SGC and Middle East Petroleum Services Limited and acquired an option that allowed us to participate in and acquire a 45% working interest in up to 31 exploration licenses and 2 production leases held by the members of the SGC in Turkey; including the Karakilise License, where Avenue Energy made its first oil discovery in September 2003. Under newly revised agreements finalized in October 2004, Avenue Energy reduced it's existing and ongoing obligations to fund activities at the Karakilise license and its participation interests at this license from 50% to 15%. In addition, as part of these amendments, Avenue Energy elected to relinquish its options to acquire participation interests in certain licenses and leases, including its option with respect to activities in the Khata field with the SGC in Turkey and the parties agreed that they may now apply for new licenses in Turkey independently of each other. Following the amendments, Avenue Energy will have a participation interest in 12 oil and gas leases and licenses in Turkey. These licenses and leases include the Karakilise Licenses and a 50% participation interest in the Gercus, Rubai, Kilis and Arpatepe Licenses.

During 2002 we exercised an option under the Farmin Agreement to acquire a 45% interest in the Tosun-1 well and License. Drilling of this well commenced in the fourth quarter of 2002. Drilling on the Tosun-1 well continued through May 2003 at which time total depth was reached. Although over 100 barrels of good quality oil were recovered at this well, the recoveries were a mixture of mostly formation water and some oil. In August 2003, the operator proposed, and the joint venture parties agreed to, the abandonment of the well, but not the License, as it was likely that the well would produce too much water from this location to be commercial. In view of the other existing and forthcoming commitments with respect to the Company's activities in Turkey it was not deemed practical to maintain this license under the prevailing circumstances.

On April 17, 2003, we exercised the Karakilise option. Spudding of the Karakilise-1 well occurred in late June 2003. This well went into commercial production in September 2003.

KARAKILISE-1

The Karakilise-1 well is producing good quality light crude (32.5 API). As of September 30, 2004 approximately 30,000 barrels of oil had been produced from this well. SGC sells the Karakilise crude on behalf of the joint venture to the refinery at a price which reflects world parity in the month preceding the sale, plus transportation costs to the refinery gate, adjusted for crude quality. Due to the limited amount of geological information available at the present time, there has been no determination made as to any reserve estimates at Karakilise. This will likely require the drilling of additional wells under the license.

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


KARAKILISE-2

Following delays and uncertainties concerning the spudding date of the Karakilise-2 well and the previously outstanding matters with SGC in relation to field infrastructure and operating expenses, in October 2004, Avenue Energy and SGC finalized a series of amendments to existing agreements, whereby Avenue reduced it's existing and ongoing obligations to fund activities at the Karakilise license and its participation interests at this license from 50% to 15%. These reduced obligations include the infrastructure improvements and operational costs at the Karakilies-2 well, which commenced drilling on November 3, 2004; as well as the additional drilling and operating costs with respect to the Karakilise-2 well. SGC has applied amounts previously paid by Avenue towards the settlement of these matters, such that Avenue Energy has now funded its share of such costs through the end of the September quarter and it has also funded its share of drilling the Karakilise-2 well. In the event of a discovery at the Karakilise-2 well, Avenue will be required to pay approximately a further $90,000, representing its proportionate share of completion costs of such well. (See Recent Developments)

OTHER LICENSES AND LEASES IN TURKEY

Following Avenue Energy's participation in the two initial wells in 2003, Avenue Energy elected to exercise its option into additional exploration licenses and leases held by members of the SGC in Turkey. In January, 2004, Avenue Energy entered into new joint operating and related agreements ("the Agreements") with Aladdin Middle East Ltd and its affiliates (AME) covering drilling and production operations in the Karakilise license and 25 other exploration and production licenses and leases in Turkey (the "Additional Licenses").

As part of the our October 2004 amendments, Avenue Energy elected to relinquish its options to acquire participation interests in certain licenses and leases with SGC in Turkey, including the Khata leases and the parties also agreed that they may now apply for new licenses in Turkey independently of each other. As a result of these amendments Avenue Energy has substantially reduced its ongoing monthly expenditures for representation fees, license fees, and ongoing administrative costs in Turkey and all previous disagreements were resolved.

Following the amendments, Avenue Energy currently has a participation interest in 12 oil and gas leases and licenses covering approximately 1,164,000 acres in Turkey. These licenses and leases include the Karakilise Licenses and a 50% participation interest in the Gercus, Rubai, Kilis and Arpatepe Licenses. Avenue will require additional capital to preserve these licenses and to participate in the proposed drilling programs at theses licenses during the next 12 months.

The Company previously reported that SGC was working through the necessary process to obtain an extension for the North Rubai prospect, which is located close to the tri-nation boundary point of Turkey, Iraq and Syria. In August SGC notified the Company that the General Directorate of Petroleum Affairs has in fact granted such extension until May 30, 2005 for the drilling of this prospect.

OTHER OPERATIONS AND ACTIVITIES

We continue to maintain our 50.1% interest in Stampville.Com, Inc. which specializes in the wholesale and Internet sale of philatelic memorabilia, including stamps and other collectibles. To date Stampville has never generated significant revenues. During 2002 we ceased advancing working capital to

Stampville and during the first nine months of 2004, Stampville continued to operate autonomously from revenues generated by their operations.

On September 10, 2004, we entered into an agreement with Roo Group, Inc. (ROO) for the sale of all our shares in our wholly owned subsidiary, Bickhams Media, Inc., which in turn holds 50% of the outstanding shares of VideoDome.com Networks Inc. (VideoDome), a digital video streaming company based in Los Angeles, in exchange for $300,000, 4 million shares of ROO's restricted common stock and ROO's guarantee of a an existing $288,000 promissory note of VideoDome. In addition, ROO agreed to issue an additional 3 million shares of its restricted common stock to Avenue in exchange for Avenue's termination of certain registration rights with respect to ROO shares owned by it. ROO is an independently operated provider of digital media solutions and technology. We have been a shareholder in ROO since 2002 and following this VideoDome transaction, as of September 17, 2004 we own in the aggregate approximately 25% of ROO's outstanding common stock, which is publicly traded on NASDAQ-OTCBB. ROO is operated independently and we do not exercise managerial or operational control over ROO, nor do we intend to do so in the future.

In July 2004, we entered into an agreement with A newly formed London-based investment trust, Langley Park Investment Trust ("LPIT") for the sale in a private placement of 48,458,149 shares of our common stock in exchange for 6,057,269 ordinary shares of LPIT valued at (pound)1.00 per share or $11 million.

As part of the transaction, LPIT entered into a "lock-up" agreement with us pursuant to which it has agreed not to trade our shares that it received as a result of this transaction for a period of two years from the closing date of the sale.

Fifty percent of the shares issued by LPIT to us will be held in escrow for two years following the closing and in the event the price per share of our common stock at such time is less than it was at the time of the closing (approximately $0.23 per share), LPIT shall be entitled to receive out of escrow a percentage of our shares from escrow equal to the percentage of such decline. The remaining LPIT shares held in escrow shall be released to us at such time.

We have incurred losses since inception, and management anticipates incurring substantial additional losses as we pursue our operational strategies.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2004 versus three and nine months ended September 30, 2003.

During the three months ended September 30, 2004, we generated net revenues of $28,868 versus $36,802 for the corresponding period in 2003, as adjusted to account for reclassifications which have been made to previously reported amounts to conform to the current year's presentation following the sale of Bickhams Media, Inc and the resulting discontinuance of operations there-under. The decrease in revenues for this comparative quarter is primarily the result of both lower production and our reduced interest in the Karakilise-1oil revenues from the previous corresponding period. During the nine months ended September 30, 2004, we generated net revenues of $70,788 versus $58,392 for the corresponding period in 2003. For the nine months ending September 30, 2004, Avenue Energy accounted for $55,706 of this amount and the remaining revenue of $15,082 was attributable to Stampville. The increase in revenues during the nine months ending September 30, 2004 versus the same corresponding period was due to the fact that Avenue Energy only had commenced producing its initial revenues in mid September 2003, so there were only limited revenues from Avenue Energy during that period.

The net income for the three months ended September 30, 2004 was $23,744 versus a net loss of $1,750,878 for the corresponding period in 2003. A substantial component of this difference is the result of the net loss for the three months ended September 30, 2003 including within it a one-off expense of $1.3 million recorded in connection with the conversion of a convertible promissory note at a discount to the then market price. Total operating expenses for the current quarter increased to $712,375 from $510,675 in the previous corresponding quarter, though this difference is predominantly made up of a $248,332 impairment loss recorded in the current quarter in connection with oil and gas licenses and leases that had either lapsed or been relinquished. Actual general and administrative costs were down nearly 10% from $509,516 to $460,093. Another important component of this difference in the net loss for the three months ended September 30, 2004 versus the corresponding period in 2003 is the result of the discontinuance of operations at our formerly owned 50% subsidiary VideoDome, following our sale of all the outstanding shares in Bickhams Media, Inc during the current quarter, which resulted in a gain on sale of discontinued operations of $584,874. Finally, in the current quarter, we recorded additional income of $105,000 arising out of receiving additional shares of common stock in ROO, in exchange for our termination of certain registration rights.

The net loss for the nine months ended September 30, 2004 was $2,672,882 versus $4,124,200 for the corresponding period in 2003. Once again, a substantial component of the difference is the result of the net loss for the nine months ended September 30, 2003 including within it a one-off expense of $1.3 million relating to a convertible promissory note as described above. Total operating expenses for the nine months ended September 30, 2004 actually increased by $569,172 from $2,915,250 in the previous corresponding period to $3,484,422. This is predominantly a result of an increase of $480,882 in general and administrative expenses during the nine months ended September, 30, 2004, which increased significantly due to approximately $596,250 being expensed in connection with the intrinsic value of stock options issued to financial consultants that vested during this period and also attributable to a net increase of $91,738 in impairment losses recorded in this current period in connection with leases that had either lapsed or been relinquished. Notwithstanding these two significant non-cash items described above, many general operating expenses, including salaries, travel and other general and administrative costs were lower in the nine months ended September 30, 2004 relative to the previous corresponding period in 2003.

Apart from the above, the net loss for the nine months ended September 30, 2004 versus the corresponding period in 2003 is the result of the discontinuance of operations at our formerly owned 50% subsidiary VideoDome, following our sale of all the outstanding shares in Bickhams Media, Inc during the current quarter, which in the nine months ended September 30, 2004, resulted in a gain on sale of discontinued operations of $584,874. Finally, in the current period, we recorded additional income of $105,000 arising out of receiving additional shares of common stock in ROO, in exchange for our termination of certain registration rights.


Liquidity and Capital Resources

We have generated losses from inception and continue to incur losses. The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had a net loss of $2,672,882 and a negative cash flow from operations of $1,119,155 for the nine months ended September 30, 2004, and a working capital deficit of $186,703 and an accumulated deficit of $15,298,567 as of September 30, 2004. As of September 30, 2004, we had cash of $182,067 across all entities.

In June and July 2004, we borrowed an aggregate of $200,000 from an affiliate for working capital purposes. The loan bears interest at the rate of nine percent (9%) per annum. This loan shall be repaid only after the Company has received additional financing and at that time upon the mutual agreement of the Company's Board of Directors and the affiliate.

During the next twelve months, our business plan contemplates that we further develop our oil and gas activities. In order to complete the Karakilise-2 well (in the event of a discovery) and to participate in the proposed drilling programs at our other leases in Turkey and to fund corporate overhead expenses, we will require at least approximately an additional $7 million during the next twelve months. To date we have been dependent on the proceeds of private placements of our debt and equity securities and other financings in order to implement our operations.

The LPIT transaction closed in Oct 2004 and our shares began trading on the London Stock Exchange on October 8, 2004, as a result of which approximately three million of our shares are currently available to be traded. As at November 11, 2004, LPIT was trading at 30 pence per unit.

Management plans to rely on the proceeds from new debt or equity financing and the sale of shares held by it to finance its ongoing operations. During 2004, we have continued to seek additional capital in order to meet our cash flow and working capital. There is no assurance that we will be successful in achieving any such financing or raise sufficient capital to fund our operations and further development. There can be no assurance that any such financing will be available to us on commercially reasonable terms, if at all. If we are not successful in sourcing significant additional capital in the near future, we will be required to significantly curtail or cease ongoing operations and consider alternatives that would have a material adverse affect on our business, results of operations and financial condition. In such event we may need to relinquish most, if not all of our ongoing oil and gas rights and licenses. See Recent Developments.

Although Stampville does not currently require capital from us, for the foreseeable future, they will not generate sufficient excess capital to fund any significant expansion plans. In addition, we require capital to fund our corporate overhead and the overhead costs of Avenue Energy.

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

RECENT DEVELOPMENTS

On November 3, 2004 our Joint Venture partner and drilling operator in Turkey, Aladdin Middle East Ltd ("AME") commenced drilling the Karakilise-2 well in the Diyarbakir Petroleum District of Southeast Turkey. AME plans to drill Karakilise-2 to a total depth of 8,220 feet (2.505 meters) and test the petroleum potential of the "Mardin Group". A National 80-B drilling rig is being used and drilling is expected to take approximately 65 days.

On November 8th, 2004 we completed the disposition of shares of our subsidiary, Bickhams Media, Inc. pursuant to the terms of a Stock Purchase Agreement dated September 10, 2004. ROO Group, Inc. (ROO) purchased the shares of Bickhams Media, Inc., which in turn holds 50% of the outstanding shares of VideoDome.com Networks Inc. (VideoDome), a digital video streaming company based in Los Angeles, in exchange for $300,000, 4 million shares of ROO's restricted common stock and ROO's guarantee of a an existing $288,000 promissory note of VideoDome.

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

                                     PART II


Item 1.  LEGAL PROCEEDINGS

         Not Applicable

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         See Registrant's Form 8-K Report dated October 18, 2004.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

Item 5. OTHER INFORMATION

         Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Reports


The Company filed the following Reports on Form 8-K:


On September 22, 2004 with respect to the sale of the Registrant's wholly owned subsidiary Bickhams Media, Inc.


         (b) Exhibits


             Exhibit 31.1 - Certification of President and Chief Executive Officer - Levi Mochkin, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

             Exhibit 31.2 - Certification of Chief Financial Officer - Yam-Hin Tan, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

             Exhibit 32.1 - Certification of Chief Executive Officer, Levi Mochkin Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             Exhibit 32.2 - Certification of Chief Financial Officer, Yam-Hin Tan Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(FORM 10-QSB)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AVENUE GROUP, INC.

Dated: November 18, 2004
                                 By: /s/ Levi Mochkin
                                         ------------
                                         Levi Mochkin
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



                                         By: /s/ Yam-Hin Tan
                                                 -----------
                                                 Yam-Hin Tan
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)