Form 10KSB
period 2004-12-31
AVENUE GROUP INC
filed 2005-05-20
CIK 1100006

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

Registrant’s telephone number, including area code (818) 465-1200

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Registrant’s revenues for the year ended December 31, 2004 were $86,077.

The aggregate market value of voting and non-voting common equity held by non-affiliates based on the last sale price on the over-the-counter market of the Registrant’s common stock (“common stock”) as of May 18, 2005 was $9,091,336. There were 246,490,986 outstanding shares of common stock as of May 18, 2005.

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

GENERAL

Avenue Group, Inc. was incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development businesses through interests in our operating subsidiary, Avenue Energy, Inc. In addition, we have an interest in the e-commerce and digital media business through our 17% equity interest as of May 18, 2005 in ROO Media Corporation and through our 50.1% equity interest as of May 18, 2005 in Stampville.com, Inc. We have two wholly-owned subsidiaries, I.T. Technology Pty. Ltd., which furthers our operations in Australia; and Avenue Energy, Inc., which was formed to broaden our strategic focus and pursue potential growth and investment strategies in the oil and gas sector. Except as expressly indicated to the contrary, references to “we,” “us,” or “our” contained in this document include Avenue Group, Inc. and/or our wholly owned subsidiaries.

Due to changes in the marketplace and the economic environment, we determined in 2002 to broaden our strategic focus and pursue a broader range of potential growth and investment strategies. In connection with this, our Board of Directors approved a proposal to change our name to “Avenue Group, Inc.” Our shareholders approved the name change at our 2002 Annual Meeting of Stockholders, which was held on December 24, 2002 and it became effective on January 21, 2003.

As part of our shift to a broader strategic focus, during the second half of 2002 we began to consider acquisitions, of and investments in, oil and gas exploration and production entities. In November 2002, we formed Avenue Energy, Inc. to pursue this line of business. Avenue Energy has entered into agreements with the Sayer Group, experienced in oil and gas exploration and as oil and gas operating professionals in Turkey. Pursuant to these agreements, we initially acquired a 50% interest in the Karakilise license and other exploration and production licenses and leases in Turkey. These leases and licenses were granted to Avenue Energy pursuant to an option to acquire interests in up to 31 other oil and gas properties in Turkey as well as an option to invest in future exploration and production licenses acquired by the Sayer Group in Turkey, provided we remain a rights holder in an exploration or production lease with the Sayer Group. In October 2004, Avenue Energy reduced its existing and ongoing obligations to fund activities at the Karakilise license and its participation interests in this license from 50% to 15%. (Subsequent to December 31, 2004, Avenue Energy reduced its interest in the Karakilise license to 10.5%. See “Subsequent Events.”) Following the amendments, Avenue Energy has a participation interest in 12 oil and gas leases and licenses in Turkey. These licenses and leases include the Karakilise Licenses and a 50% participation interest in the Gercus, Rubai, Kilis and Arpatepe Licenses. Avenue Energy is discussed in detail in the “Business” section of this Form 10-KSB.

In February 2005, our Executive Vice President and the person responsible for preparing and filing our SEC reports, terminated his employment with us and, as a result we were unable to file this annual report in a timely manner. We have reallocated the responsibilities of our former Executive Vice President amongst our remaining officers, however, given the timing of the departure of our Executive Vice President and the amount of time required for our remaining officers to become familiar with the applicable disclosure requirements relating to this annual report, the late filing of this annual report was unavoidable.

The principal executive offices of the Company are located at 17547 Ventura Boulevard, Suite 305, in Encino, California 91316 and the telephone number is 818-465-1200 (facsimile 818-301-2708). The Company’s web site is located at www.avenuegroupinc.com.

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

We currently intend to concentrate most of our financial resources for the foreseeable future in the acquisition of rights and interests in oil and gas exploration and production, as well as the ongoing working capital requirements of our businesses and operations. To date, only one of our oil and gas properties, the Karakilise-1 well, has generated any commercial oil production revenues and these revenues have, to date, been utilized entirely to cover part of the costs of operating the well and infra-structure improvements at the Karakilise well. Our ability to generate operating profits from oil and gas operations will be contingent on the successful exploration and drilling of wells in which we have an interest. There can be no assurances that the participation interests we have in the Karakilise-2 well and license and other exploration and production licenses and leases in Turkey will result in any productive wells being drilled and, if productive, as to the actual amounts and timing of revenues we will receive with respect thereto. We will need significant additional capital in the near future to fund the further exploration activities and the further development of our oil and gas leases and licenses in the Republic of Turkey and elsewhere. Our failure to acquire this capital may also cause the loss of some or all of our rights with respect to oil and gas leases where we have interests in Turkey, as well as the curtailment of our corporate activities which would have a material adverse effect on our business, operations and prospects.

BECAUSE THERE CAN BE NO GUARANTEE THAT FUTURE FINANCING WILL BE AVAILABLE TO US, WE CANNOT ASSURE THAT WE WILL BE ABLE TO OBTAIN THE CAPITAL NECESSARY TO FULLY IMPLEMENT OUR PLAN OF OPERATIONS.

We have limited resources and we are currently dependent on debt or equity financing to finance our operations, including the financial commitments in connection with the further development of various oil and gas interests in Turkey; the funding of the acquisition of additional oil and gas properties and the ongoing working capital requirements of our businesses and operations. We will need significant amounts of additional capital in the near future to provide our share of the funding necessary to maintain our interests in the upcoming drilling activities in Turkey and over the longer term to implement the exploration and drilling programs across all our leases and licenses. We will be required to raise funds from additional debt or equity offerings and/or increase the currently limited revenues from our existing operations in order to maintain our participation interests in the other licenses and leases where we have rights in Turkey and to meet our working capital requirements engage in exploration activities in the Republic of Turkey and elsewhere.

OUR LACK OF LIQUIDITY AND AVAILABILITY OF FINANCIAL RESOURCES RAISES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

We have limited financial resources currently available to invest in new oil and gas leases and licenses and operating capital. The report of our independent registered public accounting firm on our December 31, 2004 consolidated financial statements includes an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. We have developed and begun to implement a plan to address these issues and allow us to continue as a going concern through at least the end of 2005. This plan includes raising funds from additional debt or equity offerings and/or working to increase the currently limited revenues from our existing operations. Although we believe the plan will be realized, there is no assurance that these events will occur.

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

CURRENTLY OUR BOARD OF DIRECTORS CONSISTS PRIMARILY OF MEMBERS OF MANAGEMENT AND CONSULTANTS; CONSEQUENTLY, THE SHAREHOLDERS IN THE COMPANY MAY NOT HAVE MEANINGFUL OVERSIGHT OVER THE MANAGEMENT OF OUR BUSINESS.

Currently, our Board of Directors consists of five members, two of whom are members of management and two of whom provide consulting services to us. As a result of the foregoing, our Board also serves as the audit committee to oversee our financial reports and controls. Accordingly, we have no separate audit or other committees of the Board. Although we hope to be able to appoint additional independent outside directors to our Board in the future, as a result of the present corporate and regulatory environment, it has become increasingly difficult for small public companies such as ours to attract qualified independent outside directors. Consequently, we cannot state when, if ever we will be able to add additional qualified outside directors to our Board of Directors. In addition, pursuant to recently enacted rules, NASDAQ and other national stock exchanges now require that a company wishing to be eligible for trading on a national market have one or more independent directors on its Board to serve on an audit committee.

CURRENTLY OUR BUSINESS AND OPERATIONS ARE TOTALLY DEPENDENT ON MANAGEMENT, THE LOSS OF ONE OR MORE MEMBERS OF WHICH MAY HAVE A MATERIAL ADVERSE AFFECT ON US.

We rely on management to make all of our business decisions. We would be seriously affected if Levi Mochkin or other key personnel became unable to perform for any reason. We do not have key man or other insurance to protect against the death or disability of our key executives.

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

WE HAVE NOT ESTABLISHED ANY PROVEN RESERVE ESTIMATES.

We have not yet estimated the extent of any proven oil and gas reserves or the present value of the estimated future revenues attributable to such reserves as to the Turkish leases and licenses. At such time, if ever, that we make such an estimate there can be no assurance that we will realize the amounts estimated to be obtainable. Likewise, until such time, if ever, that we acquire additional leases we are unable to estimate any future revenues attributable to any reserves associated with the properties subject to such licenses or leases. As a result, our actual revenues, if any, may be substantially different from any estimates that we use in calculating the reserve values. Many other factors over which we have little or no control might lower or preclude recovery from any property which is subject to a lease or an interest in a lease owned by us. These factors include acts of God, income tax laws, oil, gas and mineral prices, and the development of alternative energy sources. In addition, there can be no assurance that we will commence exploration activities or, if commenced, that we will be successful in finding new reserves or, if found, that production in quantities large enough to make the operation profitable will be possible.

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

Since we do not own any other oil and gas rights or properties beyond our interests in oil and gas leases and licenses and two wells in Turkey which we acquired from the Sayer Group, our current interests as well as any anticipated future growth (if any) other than through the exploitation of these rights and interests will be from acquisitions from third parties. Although Avenue Energy performed a review of the current acquisitions and anticipates performing a review with respect to future acquisitions, such reviews are inherently incomplete. It was not feasible and may not be feasible in the future to review in depth every individual property, right and interest involved in each acquisition. In addition, even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections have not been performed on every license and lease with respect to the current acquisitions and environmental or other problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, Avenue Energy may be required to assume certain environmental and other risks and liabilities in connection with acquired properties. There are numerous uncertainties inherent in estimating quantities of proved or probable oil and gas reserves and actual future production rates and associated costs with respect to acquired properties, and actual results may vary substantially from those assumed in the estimates. The failure of Avenue Energy to generate substantial revenues from the Karakilise-2 well or one or more of the initial wells drilled thereafter in the current program may materially and adversely affect Avenue Energy’s ability to proceed with its further plans for exploration and drilling and may have a materially adverse effect on our business and prospects, as a whole.

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

THE COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND ITS MARKET PRICE MAY FLUCTUATE SIGNIFICANTLY.

Of the 246,490,986 shares of our common stock issued and outstanding as of May 18, 2005 only approximately 78,000,000 were held by non-affiliates and freely tradable in the public marketplace. We and/or selling shareholders from recent private placements may file a registration statement for the offer and sale of additional shares without the assistance of an underwriter. There can be no assurance that there will be a market for these additional shares. In addition, the immediate availability of a significant number of additional shares in the public marketplace through a public offering of our shares or the influx of Rule 144 shares from various parties who have acquired our shares in private placements more than a year ago, may seriously and adversely affect the trading price and liquidity of our shares. The influx of additional shares of our common stock into the marketplace could also adversely affect an investor’s ability to sell the common stock in short time periods, or possibly at all. The common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of the common stock without regard to our operating performance. In addition, we believe that factors such as fluctuations in our financial results or prospects and changes in the overall economy, the oil and gas exploration, drilling and production segment of the market or the condition of the financial markets could cause the price of the common stock to fluctuate substantially.

OUR COMMON STOCK IS DEEMED TO BE A “PENNY STOCK,” WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

Our common stock is deemed to be “penny stock” as that term is defined and promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for the common stock by reducing the number of potential investors. For example many mutual funds and other institutional investors are prohibited from investing in “penny stocks.” This may make it more difficult for investors of the common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock with a price of less than $5.00 per share.

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

As of May 18, 2005, 246,490,986 shares of our common stock were issued and outstanding. Of such amount approximately 78,000,000 of our shares, are held by non-affiliates and are freely tradeable in the public marketplace. In September 2006, 48,458,149 shares of common stock held by Langley Park Investment Trust PLC will be released from a lock-up agreement with us and the holder may seek to have such shares traded on the open market at that time. There is also an outstanding option to purchase up to 50,000,000 shares of our common stock at $.04 per share, which expires in April 2008. In addition, there are outstanding options and other vested commitments to issue in excess of an additional 8,650,000 shares of common stock. Given the limited market for the common stock, there is no guarantee that a public market will exist for all or even a significant portion of our outstanding restricted shares and the shares issuable upon the exercise of options or other commitments and the market price of the common stock could drop dramatically due to the sales of any significant amount of these shares or the perception that such sales could occur.

The public float as a percentage of the outstanding shares remains small, which may affect price and liquidity in the common stock for the foreseeable future. These factors could also make it more difficult to raise funds through future offerings of common stock and may seriously impact the market price for the common stock.

A SIGNIFICANT PORTION OF OUR CURRENT ASSETS ARE IN HIGHLY VOLATILE EQUITY SECURITIES WHICH ARE THINLY TRADED

We currently hold 33,660,483 shares of Common Stock of ROO Media, Inc which is traded on the NASDAQ-OTCBB and 4,057,269 shares of Langley Park Investment Trust PLC. which was listed on the London Stock Exchange in September 2004. Both of these securities are highly speculative, have share prices which are very volatile and have a high degree of risks. ROO is currently generating significant losses and has stated that it will be dependent on additional financing during the next twelve months. Langley’s assets consist almost entirely of micro cap securities of companies including ours and companies similar to us. There is no assurances that any of these companies will be successful. We also recorded an impairment loss relating to the Langley shares of $9,366,355 for the year ended December 31, 2004. Much of our working capital during 2005 has been generated through the sale of Langley shares. If we are unable to continue to generate cash through the sale of either or both of these securities our ability to operate may be materially and adversely affected.

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

THE COMPANY

We were incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development interests in our operating subsidiary, Avenue Energy, Inc. (“Avenue Energy”) (collectively referred to as the “Company”). We have two wholly-owned subsidiaries, I.T. Technology Pty. Ltd., which furthers our operations in Australia; and Avenue Energy, Inc., which was formed to broaden our strategic focus and pursue potential growth and investment strategies in the oil and gas sector. We currently own 50.1% of Stampville and, as of May 18, 2005, owned approximately 17% of ROO which is traded on the NASDAQ-OTCBB.

We have limited sales and our activities to date have been principally devoted to raising capital, establishing and advancing operations at Avenue Energy, which commenced oil production in September 2003 and acquiring equity interests in our operating subsidiaries Stampville and VideoDome and ROO. In July 2002, we relocated our principal executive offices to California, though we still maintain a branch office in Ankara, Turkey.

In April 2002, our common stock commenced trading on the NASDAQ OTC Bulletin Board. It now trades under the symbol AVNU. In October 2002 we were listed on the third market segment of the Frankfurt Stock Exchange under the symbol ITQ.

Due to changes in the marketplace and the economic environment, during 2002 we determined to broaden our strategic focus and pursue a broader range of potential growth and investment strategies. In connection with this our Board of Directors approved a proposal to change the Company’s name to “Avenue Group, Inc.” Our shareholders approved the name change at our 2002 Annual Meeting of Stockholders, which was held on December 24, 2002 and the name change became effective on January 21, 2003.

As part of our shift to a broader strategic focus, during the second half of 2002 we began to consider acquisitions of and investments in oil and gas exploration and production entities. In November 2002, we formed Avenue Energy, Inc. to pursue this line of business. On November 18, 2002, we entered into the Farmin and Participation Agreement with the Sayer Group Consortium and Middle East Petroleum Services Limited. Pursuant to this agreement, as amended, Avenue Energy paid $250,000 and acquired an option that allowed it to participate in and acquire a 50% interest in 30 exploration licenses and leases held by the members of the Sayer Group in Turkey, subject to a 7.5% overriding royalty interest (excluding governmental royalties) in favor of an independent consultant and an affiliate of the Sayer Group, including the Karakilise License, where Avenue Energy made its first commercial oil discovery in September 2003. We also obtained the right to participate with a 50% interest in oil and gas properties or rights acquired by the Sayer Group in the future, so long as we continue to be an active right holder in an exploration or production lease with the Sayer Group.

Following delays and uncertainties concerning the spudding date of the Karakilise-2 well and the previously outstanding matters with Sayer Group in relation to field infrastructure and operating expenses, in October 2004, Avenue Energy and Sayer Group finalized a series of amendments to existing agreements, whereby Avenue reduced it’s existing and ongoing obligations to fund activities at the Karakilise license and its participation interests at this license from 50% to 15% (Avenue Energy’s interest in this license was reduced to 10.5% subsequent to December 31, 2004. See “Subsequent Events.”). These reduced obligations include the infrastructure improvements and operational costs at the Karakilies-2 well, which commenced drilling on November 3, 2004; as well as the additional drilling and operating costs with respect to the Karakilise-2 well. Sayer Group has applied amounts previously paid by Avenue towards the settlement of these matters, such that Avenue Energy has now funded its share of such costs through the end of 2004 and it has also funded its share of drilling the Karakilise-2 well. In the event of a decision to complete the Karakilise-2 well, Avenue will be required to pay approximately a further $60,000, representing its proportionate share of completion costs of such well.

Avenue Energy had entered into a Stock Purchase Agreement on November 11, 2002, with a company controlled by Dr. Jaap Poll to acquire 36% of the outstanding capital stock of Anzoil (Thailand) Pty Ltd., now known as Black Swan Petroleum, in exchange for up to 20 million shares of our common stock. Avenue Energy also agreed to engage the services of Dr. Poll as its Director of Exploration on a part time consultancy basis. Dr. Poll was also elected as a Director of Avenue Energy. The term of Dr. Poll’s consulting agreement with Avenue Energy has run in accordance with its terms through to October 2004. The closing of the sale of the Black Swan Petroleum shares was subject to the satisfaction by the seller of a number of conditions of closing which could not be met. As a result of this and subsequent delays, the Stock Purchase Agreement was terminated and the transaction contemplated by the Agreement will no longer proceed.

During 2003, we entered into agreements with accredited investors in private placements pursuant to which we agreed to issue an aggregate of 21,123,667 shares of our restricted common stock for proceeds of $3,687,524, net of costs. Proceeds from the offering were principally to fund our acquisition of and obligations with respect to the oil and gas interests in Turkey and to provide us with working capital for our other operations and corporate overhead.

On April 15, 2003, we entered into a purchase agreement with an accredited investor for the sale of a $1.3 million principal amount of one year convertible notes bearing interest at a rate of 3.5%, in a private placement to assist with the financing of drilling operations in Turkey. The purchase agreement was amended on September 15, 2003, pursuant to which the purchaser funded the balance due under the agreement and cancelled the original note issued to him in return for a new $1.3 million convertible note that was immediately convertible into the Company’s restricted common stock at a price of $0.15 per share. Shortly after receipt of the new convertible note the purchaser converted the entire principal amount thereof into 8,666,667 shares of our restricted common stock. In July 2003, we also issued 1,000,000 shares of common stock in connection with the exercise of 1,000,000 stock options for $100,000.

In July 2004, we entered into an agreement with a newly formed London-based investment trust, Langley Park Investment Trust (“Langley”) for the sale in a private placement of 48,458,149 shares of our common stock in exchange for 6,057,269 ordinary shares of Langley valued at £1.00 per share or $11 million. As part of the transaction, Langley entered into a “lock-up” agreement with us pursuant to which it has agreed not to trade our shares that it received as a result of this transaction for a period of two years from the closing date of the sale. Fifty percent of the shares issued by Langley to us will be held in escrow for two years following the closing and in the event the price per share of our common stock at such time is less than it was at the time of the closing (approximately $0.23 per share), Langley shall be entitled to receive out of escrow a percentage of our shares from escrow equal to the percentage of such decline. The remaining Langley shares held in escrow shall be released to us at such time.

Under revised agreements finalized in October 2004, Avenue Energy reduced its existing and ongoing obligations to fund activities at the Karakilise license and its participation interests at this license from 50% to 15% (which interest was further reduced to 10.5% subsequent to December 31, 2004). In addition, as part of these amendments, Avenue Energy elected to relinquish its options to acquire participation interests in certain licenses and leases with the Sayer Group in Turkey and the parties agreed that they may now apply for new licenses in Turkey independently of each other. Following the amendments, Avenue Energy will have a participation interest in 12 oil and gas leases and licenses in Turkey. These licenses and leases include the Karakilise Licenses and a 50% participation interest in the Gercus, Rubai, Kilis and Arpatepe Licenses.

In November 2004, drilling of the Karakilise-2 well was suspended at approximately 2,200 feet due to mechanical problems. We anticipate that drilling at the Karakilise-2 well will recommence in the second quarter of 2005.

We anticipate requiring significant additional capital in order to fund Avenue Energy’s anticipated oil and gas related activities in the Republic of Turkey, the acquisition and exploration of oil and gas leases and licenses located elsewhere and to fund corporate overhead expenditures during 2005. In order to meet these capital requirements we are currently considering a number of strategies, including seeking additional financing through the sale of debt and equity securities. There can be no assurance that sufficient financing will be available to us, or if available, that it will be available on commercially reasonable terms. If we are not successful in sourcing additional capital we may have to significantly curtail our oil and gas activities and reduce corporate activities, all of which would have a material adverse effect on our business and operations in 2005.

Subsequent Events

Separation Agreement

On February 7, 2005, Jonathan Herzog, our former Executive Vice President and a member of our Board of Directors agreed to resign from all positions he held with us and our subsidiaries.  In connection with his resignation, we entered into a Separation Agreement and General Release with Mr. Herzog pursuant to which we agreed to pay Herzog $92,250 in cash to cover certain deferred compensation owed to Herzog and to satisfy the parties respective obligations under his employment agreement with us. In addition to the cash payment, Herzog caused to be delivered to us a total of 10,000,000 shares of our common stock and paid us $125,000 in exchange for the delivery by us to Herzog of 12,500,000 shares of the common stock of ROO owned by us and a cash payment of $125,000. As of April 18, 2005, we owned 33,660,483 shares of ROO, or approximately 17% of its outstanding shares.

Appointment of New Directors

Effective February 7, 2005, following the resignation of Herzog from our Board of Directors, we amended our Bylaws to increase the authorized number of directors to four members and our current directors, Levi Mochkin and Yam-Hin (Jim) Tan, appointed Norman J. Singer and Uri A. Bar Ner to fill the vacancies in the Board. In addition, the Board named Mr. Mochkin, who at the time served as our President and Chief Executive Officer, as Chairman of the Board and appointed Mr. Tan as Secretary.

Subsequently, effective February 17, 2005, we amended our Bylaws to increase the authorized number of directors to five members and our Board of Directors elected Shaya Boymelgreen to the Board. During the last two years, Mr. Boymelgreen engaged in the following transaction with the Registrant: Mr. Boymelgreen, as Trustee for the Shaya Boymelgreen Trust, acquired 8,666,667 shares of the Registrant’s common stock upon the conversion of convertible promissory notes issued by the Registrant in the aggregate principal amount of $1,300,000, or a conversion price of $0.15 per share.

In connection with the appointment of Mr. Singer to our Board, we entered into a Directorship and Consulting Agreement dated February 7, 2005 (the “Singer Agreement”) with Mr. Singer, pursuant to which Mr. Singer agreed to serve as one of our directors. As compensation for his services as a director, Mr. Singer receives from us $2,500 per month, payable quarterly in advance, plus an option to purchase up to 1,200,000 shares of our common stock at $0.06 per share. In addition, pursuant to the Singer Agreement, Mr. Singer has agreed to provide consulting services to us on a full-time basis and for an initial term of six months in connection with the promotion and development of our oil and gas exploration operations. As compensation for his consulting services to us, Mr. Singer receives $10,000 per month payable each month in advance and receives options to purchase up to 600,000 shares of our common stock at $0.06 per share. The options granted to Mr. Singer for his consulting services vest at the rate of 100,000 shares on the first day of each calendar month commencing on February 1, 2005 and are for a term of five years commencing as of the date each block of shares vests.

In connection with the appointment of Mr. Bar Ner to our Board, we entered into a Directorship and Consulting Agreement dated February 7, 2005 (the “DFI Agreement”) with Development for Israel, LLC, a New York limited liability company (“DFI”), pursuant to which DFI agreed to make available to us the services of DFI’s founder, Mr. Bar Ner, to serve as one of our directors.  As compensation for the services of Mr. Bar Ner as a director, DFI receives $2,500 per month, payable quarterly in advance, plus 100,000 shares of our common stock per month for each month Mr. Bar Ner serves as a director during his first year of service as a director. In the event of the death of Mr. Bar Ner prior to the completion of the first year of his service as a director, his entire stock grant of 1,200,000 shares shall be vested in DFI and delivered to DFI or its legal representative.

Reduction of Interest in Karakilise-2 License

In May 2005, the Sayer Group completed a transaction with JKX Turkey (Plc), Ltd. a British company (“JKX”), to complete the Karakilise-2 well. Pursuant to this arrangement, JKX received 30% of Avenue Energy’s 15% interest in the Karakilise-2 well, or 4.5%, leaving Avenue Energy with a 10.5% interest in this well. In exchange, JKX shall reimburse Avenue Energy for 4.5% of the drilling cost to the completion point of this well and Avenue Energy will continue to be responsible for its 10.5% of the drilling costs, estimated to be approximately $2.9 million in the aggregate.

Sale of Langley Shares

In January, March and April 2005, we sold an aggregate of 2,000,000 shares of Langley held by us for gross proceeds of $552,795. The proceeds from the sale of these shares was used to fund our ongoing working capital requirements for 2005.

Consulting Agreement

Effective January 1, 2005, we entered into a consulting agreement with David Landauer and Reuadnal Limited of London, England. Pursuant to that agreement, Reuadnal agreed to provide business and financial services to us, including, but not limited to, assistance with the our strategic plan and the introduction to us of potential investors. Mr. Landauer is an employee of Reuadnal. As consideration for these services, we have agreed to pay Reuadnal a consulting fee of $80,000, of which $35,000 was paid upon the effective date of the agreement and the balance of $45,000 is due and payable at the rate of $5,000 per month over the nine-month term of the agreement. The agreement expires on September 30, 2005.

Business Strategy

Avenue Group, Inc.

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

Our activities during 2003 were principally devoted to financing the acquisition of Avenue Energy’s interests in oil and gas leases and licenses in Turkey pursuant to the Farmin Agreement with Aladdin Middle East and the development of these leases and licenses, including the drilling of two oil wells in Turkey. Our other operations, Stampville, VideoDome, and ROO Group, operated during 2003 essentially through internally generated revenues and without significant financial support from us.

Our activities during 2004 were principally devoted to capital raising activities, oil and gas activities in the Republic of Turkey arising out of the Farmin Agreement between Avenue Energy and the Sayer Group, through our wholly-owned subsidiary Avenue Energy and the sale of our wholly owned subsidiary Bickhams Media, Inc. which held a 50% interest in VideoDome.com Networks, Inc.

Set forth below is a description of the businesses and prospects of Avenue Energy. Because this company has limited revenues, it will require significant additional capital funding to achieve its business plans.

Avenue Energy, Inc.

In November 2002, we formed a wholly-owned Delaware subsidiary, Avenue Energy, Inc. to pursue acquisitions of and investments in oil and gas exploration and production entities. The Board of Directors of Avenue Energy, which was designated by Avenue Group, Inc., consists of Jim Tan and Levi Mochkin.

Avenue Energy is currently engaged in the exploration, development and production of oil and gas in Turkey.

Industry Background - Turkish Oil and Gas Exploration and Production

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

The primary duties of the General Directorate’s Office is to review applications and grant licenses and leases for exploration and exploitation activities and to provide certification of in-field operations. In addition, the General Directorate is responsible for providing maps, photographs and other useful information to concession holders; performs audits, reviews transfer applications, controls imports and exports of oil generally and collects taxes and other fees related to oil exploration and exploitation in the Republic of Turkey.

Approximately 1,400 exploration and appraisal wells have been drilled in Turkey since 1961. The Southeast region of Turkey forms the north flank of the Arabian Basin and has had fewer wells per acre drilled over the last 50 years than the rest of the Arabian Basin. A 1999 study by Arthur Andersen published in the “Review of World Energy” (vol.2 Section 2) states that the historical “finding cost” of a barrel of oil in Turkey was $5.50 as compared to $8.29 in Europe and $13.31 in the United States.

There are a total of 20 sedimentary basins in Turkey. These basins cover approximately one-third of the surface area of the Republic of Turkey. The largest sedimentary basin in Turkey is the Southeast area bordering Iran, Iraq and Syria. The South-East Basin forms the northern flank of the Arabian Basin, which currently hosts 65% of the world’s proven oil reserves.

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

Pursuant to the Farmin Agreement we had the option, exercisable at any time up to December 20, 2002, to acquire a 45% interest in the Tosun-1 well and the License, by paying $2.25 million, in addition to the $250,000 we had already paid, which amounts represented approximately 50% of the estimated well cost. Tosun-1 lies adjacent to the producing Cendere and Karakus oilfields in Southeast Turkey. On December 20, 2002 we exercised this option and at the same time the parties modified certain payment terms of the Farmin Agreement to extend the due dates with respect to the remaining payments. Avenue also contributed an additional payment of $250,000 on May 30, 2003 towards completion of the target horizons in the Tosun-1 well beyond the designated turnkey depth of approximately 9,335 feet, in full satisfaction of any and all costs incurred at Tosun-1 that could have been attributable to it, thereby bringing our aggregate and final payments in connection with the Tosun-1 well and license to $2.75 million.

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

Since commencing production in mid-September 2003, the Karakilise-1 well has produced approximately 34,000 barrels of good quality light crude (32.5 degrees API). Aladdin Middle East sells the Karakilise crude on behalf of the joint venture to the refinery at a price that reflects world parity in the month preceding the sale, plus transportation costs to the refinery gate, adjusted for crude quality.

Aladdin Middle East has constructed two storage tanks with 5000 barrel capacity both at the Karakilise-1 wellsite and purchased a 2 x 10,000 barrel mixing and storage facility at the Tupras-owned Batman refinery. This refinery was build for heavy crude from the Raman fields and our light Karakilise crude requires mixing with heavier oils to enable it to be processed by this refinery. Karakilise-1 is currently not producing at the earlier anticipated rates of over 600 BOPD. This may be due to the well’s only partial intersection of the oil column(s) as the well did not intersect an oil/water contact.

In January 2004, Avenue Energy entered into new joint operating and related agreements with the Sayer Group and its affiliates covering the future drilling and production operations at the Karakilise license and 25 of the other exploration and production licenses and leases in Turkey. Under the agreements, Avenue Energy increased its participating interest in the Karakilise and other additional licenses from 45% to 50%, though these interests are subject to an overriding royalty interest of 7.5% (excluding governmental royalties) in favor of Ersan Petrol Sanayii A.S., an affiliate of the Sayer Group (2.5%) and Middle East Petroleum Services Limited (5.0%). Avenue Energy originally exercised the option over the Additional Licenses in November 2003, pending the necessary agreements to effectuate this exercise and completed this transaction with the payment to the Sayer Group in January 2004 of a one-time contribution towards past costs of $315,000 and an ongoing monthly administration fee covering exploration license and production lease rentals and filings. The parties will jointly decide on all future exploration programs, including the prioritizing of prospects and well site selections, subject to the requirements of Turkish law. See also “Prospects of Avenue Energy.”

Under revised agreements finalized in October 2004, Avenue Energy reduced its existing and ongoing obligations to fund activities at the Karakilise license and its participation interests at this license from 50% to 15% (which interest was further reduced to 10.5% subsequent to December 31, 2004). In addition, as part of these amendments, Avenue Energy elected to relinquish its options to acquire participation interests in certain licenses and leases with the Sayer Group in Turkey and the parties agreed that they may now apply for new licenses in Turkey independently of each other. Following the amendments, Avenue Energy will have a participation interest in 12 oil and gas leases and licenses in Turkey. These licenses and leases include the Karakilise Licenses and a 50% participation interest in the Gercus, Rubai, Kilis and Arpatepe Licenses.

Our strategy is to secure, through Avenue Energy, rights to oil and gas leases and licenses in Turkey and elsewhere and to apply new technology and outside capital to undertake a sustained and aggressive exploration and development program in an effort to attempt to unlock undiscovered and undeveloped oil and gas reserves. We believe that Turkey’s oil and gas potential has not been fully explored and that it has significant remaining potential. Success in this strategy will be dependent on many factors some of which, discussed in “Risk Factors” are beyond our control. Of critical importance will be our ability to raise sufficient capital to complete whatever exploration and drilling program is ultimately agreed upon among us, Middle East Petroleum Services Limited and the Sayer Group with respect to the acquired Sayer Group rights and our success in locating and drilling successful wells. Over the past 20 years the Sayer Group has built up a fully integrated oil company and owns the only private refinery license in Turkey (the others are Government refineries), which is valid for a further 47 years.

Avenue Energy, under the technical staff of the Sayer Group and outside consultants as and when required, is reviewing all prospects and leads on all licenses in order to prioritize the most attractive drillable prospects for a multi-well drilling program. Recommendations for seismic and further geoscientific work on the less well defined leads and prospects and budgets will be prepared in order to generate programs for potential drilling campaigns. The extent of Avenue Energy’s participation in these programs will be dependant upon having requisite financing in place.

We continually review and consider potential acquisitions or investment targets both in Turkey and elsewhere. However, at this time, with the exception of the Agreement with the Sayer Group in Turkey, we have not negotiated the terms of any such acquisition or investment, completed our due diligence with respect to any such acquisition or investment or negotiated or executed any agreement with respect thereto and there can be no assurance that we will be able to successfully negotiate, execute and consummate any such investment or acquisition in the future.

Prospects of Avenue Energy -The Republic of Turkey

Karakilise-1

Although current production is minimal, the Karakilise-1 well has produced good quality light crude (32.5 API). As of March 31, 2005, approximately 34,000 barrels of oil had been produced from this well. The Sayer Group sells the Karakilise crude on behalf of the joint venture to the refinery at a price which reflects world parity in the month preceding the sale, plus transportation costs to the refinery gate, adjusted for crude quality. Due to the limited amount of geological information available at the present time, there has been no determination made as to any reserve estimates at Karakilise. This will likely require the drilling of additional wells under the license.

Karakilise-1 is still not producing at the earlier anticipated rates. Monitoring of the reservoir behavior has indicated that a barrier probably exists at reservoir level near the well bore, which significantly impedes the flow of oil in the reservoir towards the well bore. This barrier is likely to be a small fault cutting through and sealing, the producing reservoir. The oil flow may also be restricted due to the well’s only partial intersection of the oil column as the well did not intersect an oil/water contact. This implies that the actual oil column is likely to be thicker than the well intersection.

The operator, AME will monitor the Karakilise-1 well at its recent production rate of approximately 25-50 BOPD with an equivalent amount of formation water until the Karakilise-2 well has been drilled and more information is available on reservoir behavior and the thickness of the oil pay in the field.

Karakilise-2

Following delays and uncertainties concerning the spudding date of the Karakilise-2 well and the previously outstanding matters with the Sayer Group in relation to field infrastructure and operating expenses, in October 2004, Avenue Energy and the Sayer Group finalized a series of amendments to existing agreements, whereby Avenue reduced it’s existing and ongoing obligations to fund activities at the Karakilise license and its participation interests at this license from 50% to 15% (which interest was further reduced to 10.5% subsequent to December 31, 2004) . These reduced obligations include the infrastructure improvements and operational costs at the Karakilies-2 well, which commenced drilling on November 3, 2004; as well as the additional drilling and operating costs with respect to the Karakilise-2 well. The Sayer Group has applied amounts previously paid by Avenue towards the settlement of these matters, such that Avenue Energy has now funded its share of such costs through the end of the September quarter and it has also funded its share of drilling the Karakilise-2 well. In the event of a decision to complete the Karakilise-2 well, Avenue will be required to pay approximately a further $60,000, representing its proportionate share of completion costs of such well.

The Karakilise-2 well was spudded in November 2004 and drilling was suspended a few weeks later at approximately 2,200 feet due to mechanical problems. Subsequently, the Sayer Group completed a transaction with JKX, to complete the well. Pursuant to this arrangement, JKX received 30% of our 15% interest in the Karakilise-2 well, or 4.5%, leaving Avenue Energy with a 10.5% interest in this well. In exchange, JKX shall reimburse Avenue Energy for 4.5% of the drilling cost to the completion point of this well and Avenue Energy will continue to be responsible for its 10.5% of the drilling costs, estimated to be approximately $2.9 million in the aggregate.

We review the status of our licenses periodically to determine if an impairment of our investments are necessary. In the year ended December 31, 2004, we recorded an impairment loss of $1,545,035 in connection with licenses that had either lapsed or been relinquished. The impairment loss includes a charge of $1,296,703 in connection with our Tosun Licence (acquired in 2002 under the Farmin Participation Agreement with the Sayer Group) in Turkey following the expiration of a previous extension granted in connection with the license as well as an impairment charge of $248,332 following a reallocation of our investment in oil leases to account for the retroactive reduction in our participation interest in the Karakilise license to 15%.

Other Licenses and Leases In Turkey

Avenue Energy also has interests in the licenses and lease in Turkey:

North Rubai. The North Rubai prospect is located in Southeast Turkey and, pursuant to this lease, a well must be spudded by May 30, 2005. Avenue Energy that the cost to it to complete this well will be approximately $2,000,000, however Avenue Energy is currently attempting to assemble a group of companies to participate in drilling this well. However, there can be no assurance that Avenue Energy will be able to assemble a group of companies to participate in this well or that the drilling of this well can be commenced before the lease expires.

Gercus. The Gercus prospect comprises two adjacent leases in Southeastern Turkey and Avenue Energy has a 50% interest in these leases. Avenue Energy has elected to pay its one half share of $50,000 to extend the lease for one year. Pursuant to lease, a well must be spudded by the end of February 2006 or the lease will expire.

Killis. The Killis prospect is located in the folded overland area of the Cretaceous Overthrust zone, which is near the East Anatolian and the Dead Sea strike faults. The lease for this prospect expires in July 2005 but can be extended for an additional year for a $50,000 payment.

Arpetete. The Arpatete prospect is located adjacent to the N.V.T Perenco and T.P.A.O. fields. The lease for this prospect expires in November 2005. We are still evaluating whether to pay our share of $50,000 to extend for a year.

VideoDome Networks, Inc.

Until September 2004, we owned 50% of the outstanding shares of VideoDome through our former wholly-owned subsidiary, Bickhams Media, Inc. VideoDome provides Internet based digital media solutions for corporate and enterprise markets. VideoDome focuses on providing enabling technologies that offer its customers the ability to unify and control all their digital media technologies and initiatives under one platform. VideoDome offers a complete solution, combining the processes of encoding, delivery, publishing and tracking of video over the Internet. VideoDome’s products are compatible with existing streaming media platforms, which facilitate transmission of audio/video over the Internet. Although VideoDome generated revenues in 2004, its revenues were insufficient to fund its research and development and expansion plans.

On September 10, 2004, we sold our entire interest in VideoDome to ROO. In that transaction, we sold all our shares in Bickhams to ROO in exchange for $300,000, 4,000,000 shares of ROO’s restricted common stock and ROO’s assumption of a an existing $288,000 promissory note of VideoDome. In addition, ROO agreed to issue an additional 13,000,000 shares of ROO’s restricted common stock to us in exchange for our termination of certain registration rights with respect to ROO shares owned by us.

Stampville.com, Inc.

Stampville is a “portal community” web site for the collectible postage stamps community and for hosting philatelic services to dealers, collectors and hobbyists. The Stampville web site merges the traditional hobby of stamp collecting with the technological advantages of the Internet. Stampville believes that doing so fills a gap in the stamp-collecting marketplace by establishing an online stamp network for stamp collectors. Following the general formats of a number of commercial web sites, Stampville anticipates that its web site can produce increased revenues through sales, advertising, and services to the philatelic community. Stampville believes the Internet is an ideal medium for selling thematic and non-thematic collectibles. The natural and worldwide appeal of stamp collecting and stamp art is particularly conducive to electronic commerce.

On December 1, 1999, Stampville entered into a supplier’s agreement with Inter-Governmental Philatelic Corporation, also known as IGPC, one of the world’s largest suppliers and dealers of philatelic stamps. Under the Agreement, IGPC agreed to supply Stampville with stamps that IGPC has made available for public sale at the lowest pricing structure available to other dealers, as well as additional services to Stampville, including the extension of a line of credit of up to $2,000,000 to Stampville for the purchase and shipping of stamps from IGPC. Certain provisions of the IGPC Agreement providing for additional services, including the line of credit terminated on December 1, 2002 pursuant to a notice from IGPC. Consequently, the terms of the IGPC Agreement continued until December 1 2004, with respect only to IGPC’s sale of stamps to Stampville at which time the agreement terminated. IGPC has been a significant supplier of stamps to Stampville and has allowed Stampville to offer a wide array of stamps at competitive prices. IGPC’s President is Sam Malamud, the father of Jonathan Y. Malamud, a director and President of Stampville, and the father-in-law of David Eli Popack a director and Secretary of Stampville.

In March 2002, in view of the limited financial resources available for the Company to direct toward Stampville and after reviewing possible alternatives, the Company commenced a restructuring of Stampville’s operations. Supervision of substantially all of Stampville’s activities reverted back to its founders in New York. While in the past the Company has advanced additional working capital to Stampville and these loans are still outstanding, the Company is no longer advancing any funds to, or on behalf of Stampville and absent new developments, does not anticipate providing any material amount of funding to Stampville in the foreseeable future. Currently, Stampville has been funding its operations from its cash flow. Management continued to explore strategic alternatives for the development of Stampville.

Roo Group, Inc.

ROO Media Corporation is a digital syndication service provider specializing in the delivery and management via the Internet of syndicated multi-media and video content. Its website is located at www.roomedia.com. ROO’s common stock trades on the OTC BB under the symbol “ROOG.OB.” As of December 31, 2004, we owned 46,160,483 shares of ROO however, subsequent to December 31, 2004, we disposed of 12,500,000 shares of ROO and currently hold 33,660,483 shares of ROO, or approximately 17% as of May 18, 2005. We are a passive investor in ROO and do not participate in business or operations.

Competition

Competition in the oil and gas industry is intense, particularly with respect to the acquisition of producing properties and undeveloped acreage. Major and independent oil and gas companies, as well as individuals and drilling programs, actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop such properties. Many competitors have financial resources, staffs, facilities and exploration and development budgets that are substantially greater than Avenue Energy’s, which may adversely affect Avenue Energy’s ability to compete successfully. Given Avenue Energy’s lack of resources and staff relative to most of its competitors, Avenue is at a competitive disadvantage in being able to locate and evaluate oil and gas prospects and negotiate transactions for prospects that it considers favorable. In addition, many of Avenue Energy’s larger competitors may be better able to respond to factors that affect the demand for oil and natural gas production such as changes in worldwide oil and natural gas prices and levels of production, the cost and availability of alternative fuels, the level of consumer demand, the extent of domestic production of oil and gas, the extent of imports of foreign oil and gas, the cost of and proximity to pipelines and other transportation facilities, regulations by state and federal authorities and the cost of complying with applicable environmental regulations.

Intellectual Property

Avenue Energy

Avenue Energy does not own or license any intellectual property that has a material effect on the its business or operations.

Stampville

Stampville is an e-commerce business and relies solely on software acquired from third parties. Neither Avenue Group nor Stampville has registered copyrights on any software. We rely upon confidentiality agreements signed by our employees.

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

Research And Development

Avenue Energy does not engage in any research and development. Instead, Avenue Energy pursues oil and gas exploration in a conventional manner similar to other independent oil and gas exploration companies.

Governmental Matters

The status of Avenue Energy as a petroleum right holder and its continued ability to directly own the leases in connection with its interests in licenses and leases in Turkey and ability to operate as such, is subject to ongoing compliance with Turkish Law. Pursuant to an ongoing Representation Services Agreement with Mr. Oyman Sayer in Turkey, these compliance matters and the day-to-day administration of Avenue Energy’s regulatory affairs in Turkey are handled by Mr. Sayer, who receives quarterly fees of $30,000 (plus VAT) for such services.

Employees

As of May 18, 2005 the Company together with its affiliated subsidiaries employed 3 full-time employees including 2 officers and 4 part-time employees and/or consultants including 2 directors.

ITEM 2.  PROPERTIES

Our principal executive offices are located at Gelb Plaza at 17547 Ventura Boulevard, Suite 305 in Encino, California. In March, 2004 we signed a new one year lease covering this office space of approximately 1425 square feet at a rate of $2,636 per month with an option to renew the lease for an additional year thereafter. Effective April 1, 2005, ROO assumed our obligations under this lease. ROO has agreed to provide us with office space at this location through June 30, 2005 in exchange for certain office equipment. We intend to relocate our principal executive office to either Denver, Colorado or New York, New York and are currently searching for suitable office space for our principal executive offices.

Avenue Energy also maintains a branch office in Ankara, Turkey operated by Mr. Oyman Sayer.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on December 23, 2004, our shareholders approved the following two resolutions:

(1)

To elect three Directors, each to serve for a one-year term or until their successors are duly elected and qualified and

(2)

To ratify the selection of the firm Weinberg & Company, P.A. as our independent accountants for the year ending December 31, 2005.

The number of shares voted and represented at the meeting was 160,599,192 shares, representing in excess of 62% of total shares outstanding as of the record date, of which 160,539,192 shares or in excess of 99.96% of the shares represented at the meeting were voted in favor of the election of the Directors and the ratification of Weinberg & Company and 60,000 shares withheld their vote for the election of Directors and voted against the ratification of Weinberg & Company.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was listed in April 2002 for trading on the NASDAQ Bulletin Board under the symbol “ITTE.” In 2003, due to our name change, our trading symbol because “AVNU.” To date, due in part to the small size of the public float on our shares, there has been a limited public market for the common stock and there can be no assurance that an active trading market for the common stock will develop. As a result thereof, the price of the common stock is subject to wide fluctuations and the current market price of the common stock may not be an accurate reflection of our value or the common stock’s further trading value.

On October 4, 2002 our common stock began trading on the third market segment of the Frankfurt Stock Exchange under the symbol ITQ and the German Cusip number (WKN) 722 861.

The following table sets forth, for the period indicated, the high and low sales prices per share for our common stock as reported on the NASDAQ Bulletin Board. These quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

Fiscal Year ended December 31, 2004
	High	Low

First Quarter	$0.42	$0.21
Second Quarter	$0.38	$0.21
Third Quarter	$0.31	$0.10
Fourth Quarter	$0.17	$0.05

Fiscal Year ended December 31, 2003
	High	Low

First Quarter	$0.68	$0.53
Second Quarter	$0.73	$0.58
Third Quarter	$0.65	$0.45
Fourth Quarter	$0.64	$0.30

Shareholders

As of May 18, 2005, the Company had 67 shareholders of record.

Dividend Policy

It is the present policy of the Board of Directors to retain earnings for use in our business. We have not declared any cash dividends to our shareholders and we do not anticipate paying dividends in the foreseeable future.

Transfer Agent

The Transfer Agent and Registrar for the Company’s common stock is Transfer Online, Inc. Its address is 317 SW Alder Street, 2nd Floor Portland, Oregon 97204 and its telephone number at that location is 503-227-2950; Fax 503-227-6874.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Plan of Operations

Avenue Group, Inc. was incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development, e-commerce and other investments, through interests in our operating subsidiaries, Avenue Energy, Inc., Stampville.Com Inc. and through our equity interest in ROO Group, Inc. (“ROO”) which was approximately 17% as of May 18, 2005 and which is traded on the NASDAQ-OTCBB. We have two wholly-owned subsidiaries, I.T. Technology Pty. Ltd., which was established to further our operations in Australia; and Avenue Energy, Inc., which we formed in November 2002 to broaden our strategic focus and pursue potential growth and investment strategies in the oil and gas sector. Avenue Group, Inc. currently also owns 50.1 % of Stampville. Except as expressly indicated to the contrary, references to “we,” “us,” or “our” contained in this references in this document include Avenue Group, Inc. and/or our wholly owned subsidiaries.

We have limited sales and will require significant additional capital in the near term to support our operations and to implement our business strategies. On January 21, 2003 we changed our name from “I.T. Technology, Inc.” to the “Avenue Group, Inc.” which we believe better reflects our broader strategic focus.

Our shareholders approved the name change at our 2002 Annual Meeting of Stockholders, which was held on December 24, 2002.

During 2004, our activities were principally devoted to capital raising activities, oil and gas activities in the Republic of Turkey arising out of the Farmin Agreement between Avenue Energy and the Sayer Group Consortium, through our wholly-owned subsidiary Avenue Energy and the sale of our wholly owned subsidiary Bickhams Media, Inc which held a 50% interest in VideoDome.com Networks, Inc.

As part of our shift to a broader strategic focus, during the second half of 2002 we began to consider acquisitions of and investments in oil and gas exploration and production entities. Avenue Energy, Inc. was formed to pursue this line of business.

On November 18, 2002, we entered into a Farmin and Participation Agreement with the Sayer Group and Middle East Petroleum Services Limited and acquired an option that allowed us to participate in and acquire a 45% working interest in up to 31 exploration licenses and 2 production leases held by the members of the Sayer Group in Turkey; including the Karakilise License, where Avenue Energy made its first potentially commercial oil discovery in September 2003. Under revised agreements finalized in October 2004, Avenue Energy reduced its existing and ongoing obligations to fund activities at the Karakilise license and its participation interests at this license from 50% to 15% (which interest was further reduced to 10.5% subsequent to December 31, 2004). In addition, as part of these amendments, Avenue Energy elected to relinquish its options to acquire participation interests in certain licenses and leases, including its option with respect to activities in the Khata field with the Sayer Group in Turkey and the parties agreed that they may now apply for new licenses in Turkey independently of each other. Following the amendments, Avenue Energy will have a participation interest in 12 oil and gas leases and licenses in Turkey. These licenses and leases include the Karakilise Licenses and a 50% participation interest in the Gercus, Rubai, Kilis and Arpatepe Licenses.

During 2002 we exercised an option under the Farmin Agreement to acquire a 45% interest in the Tosun-1 well and License. Drilling of this well commenced in the fourth quarter of 2002. Drilling on the Tosun-1 well continued through May 2003 at which time total depth was reached. Although over 100 barrels of good quality oil were recovered at this well, the recoveries were a mixture of mostly formation water and some oil. In August 2003, the operator proposed, and the joint venture parties agreed to, the abandonment of the well, but not the License, as it was likely that the well would produce too much water from this location to be commercial. In view of the other existing and forthcoming commitments with respect to the Company’s activities in Turkey it was not deemed practical to maintain this license under the prevailing circumstances.

On April 17, 2003, we exercised the Karakilise option. Spudding of the Karakilise-1 well occurred in late June 2003. This well went into commercial production in September 2003.

Karakilise-1

The Karakilise-1 has produced good quality light crude (32.5 API). As of March 31, 2005, approximately 34,000 barrels of oil had been produced from this well. The Sayer Group sells the Karakilise crude on behalf of the joint venture to the refinery at a price which reflects world parity in the month preceding the sale, plus transportation costs to the refinery gate, adjusted for crude quality. Due to the limited amount of geological information available at the present time, there has been no determination made as to any reserve estimates at Karakilise. This will likely require the drilling of additional wells under the license.

Karakilise-1 is still not producing at the earlier anticipated rates. Monitoring of the reservoir behavior has indicated that a barrier probably exists at reservoir level near the well bore, which significantly impedes the flow of oil in the reservoir towards the well bore. This barrier is likely to be a small fault cutting through and sealing, the producing reservoir. The oil flow may also be restricted due to the well’s only partial intersection of the oil column as the well did not intersect an oil/water contact. This implies that the actual oil column is likely to be thicker than the well intersection.

The operator, AME will monitor the Karakilise-1 well at its recent production rate of approximately 25-50 BOPD with an equivalent amount of formation water until the Karakilise-2 well has been drilled and more information is available on reservoir behavior and the thickness of the oil pay in the field.

Karakilise-2

Following delays and uncertainties concerning the spudding date of the Karakilise-2 well and the previously outstanding matters with the Sayer Group in relation to field infrastructure and operating expenses, in October 2004, Avenue Energy and the Sayer Group finalized a series of amendments to existing agreements, whereby Avenue reduced it’s existing and ongoing obligations to fund activities at the Karakilise license and its participation interests at this license from 50% to 15% (which interest was further reduced to 10.5% subsequent to December 31, 2004). These reduced obligations include the infrastructure improvements and operational costs at the Karakilies-2 well, which commenced drilling on November 3, 2004; as well as the additional drilling and operating costs with respect to the Karakilise-2 well. The Sayer Group has applied amounts previously paid by Avenue towards the settlement of these matters, such that Avenue Energy has now funded its share of such costs through the end of the September quarter and it has also funded its share of drilling the Karakilise-2 well. In the event of a decision to complete the Karakilise-2 well, Avenue will be required to pay approximately a further $60,000, representing its proportionate share of completion costs of such well.

The Karakilise-2 well was spudded in November 2004 and drilling was suspended a few weeks later at approximately 2,200 feet due to mechanical problems. Subsequently, the Sayer Group completed a transaction with JKX to complete the well. Pursuant to this arrangement, JKX received 30% of our 15% interest in the Karakilise-2 well, or 4.5%, plus the remaining Karakilise lease, leaving Avenue Energy with a 10.5% interest in this well. In exchange, JKX shall reimburse Avenue Energy for 4.5% of the drilling cost to the completion point of this well and Avenue Energy will continue to be responsible for its 10.5% of the drilling costs, estimated to be approximately $2.9 million in the aggregate.

Other Licenses and Leases in Turkey

Following Avenue Energy’s participation in the two initial wells in 2003, Avenue Energy elected to exercise its option into additional exploration licenses and leases held by members of the Sayer Group in Turkey. In January, 2004, Avenue Energy entered into new joint operating and related agreements (“the Agreements”) with Aladdin Middle East Ltd and its affiliates (AME) covering drilling and production operations in the Karakilise license and 25 other exploration and production licenses and leases in Turkey (the “Additional Licenses”).

As part of the our October 2004 amendments, Avenue Energy elected to relinquish its options to acquire participation interests in certain licenses and leases with the Sayer Group in Turkey, including the Khata leases and the parties also agreed that they may now apply for new licenses in Turkey independently of each other. As a result of these amendments Avenue Energy has substantially reduced its ongoing monthly expenditures for representation fees, license fees, and ongoing administrative costs in Turkey and all previous disagreements were resolved.

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

The Company previously reported that the Sayer Group was working through the necessary process to obtain an extension for the North Rubai prospect, which is located close to the tri-nation boundary point of Turkey, Iraq and Syria. In August the Sayer Group notified the Company that the General Directorate of Petroleum Affairs has in fact granted such extension until May 30, 2005 for the drilling of this prospect.

Other Operations and Activities

We continue to maintain our 50.1% interest in Stampville, LLC and our 17% interest in ROO which specializes in the wholesale and Internet sale of philatelic memorabilia, including stamps and other collectibles. To date Stampville has never generated significant revenues. During 2002 we ceased advancing working capital to Stampville and during 2004, Stampville continued to operate autonomously from revenues generated by their operations.

In July 2004, we entered into an agreement with a newly formed London-based investment trust, Langley Park Investment Trust (“Langley”) for the sale in a private placement of 48,458,149 shares of our common stock in exchange for 6,057,269 ordinary shares of Langley valued at (pound)1.00 per share or $11 million.

As part of the transaction, Langley entered into a “lock-up” agreement with us pursuant to which it has agreed not to trade our shares that it received as a result of this transaction for a period of two years from the closing date of the sale.

Fifty percent of the shares issued by Langley to us will be held in escrow for two years following the closing and in the event the price per share of our common stock at such time is less than it was at the time of the closing (approximately $0.23 per share), Langley shall be entitled to receive out of escrow a percentage of our shares from escrow equal to the percentage of such decline. The remaining Langley shares held in escrow shall be released to us at such time.

We recorded an impairment charge of $9,366,355 relating to the Langley shares for the year ended December 31, 2004.

On September 10, 2004, we entered into an agreement with Roo Group, Inc. (ROO) for the sale of all our shares in our wholly owned subsidiary, Bickhams Media, Inc., which in turn holds 50% of the outstanding shares of VideoDome.com Networks Inc. (VideoDome), a digital video streaming company based in Los Angeles, in exchange for $300,000, 4 million shares of ROO’s restricted common stock and ROO’s guarantee of a an existing $288,000 promissory note of VideoDome. In addition, ROO agreed to issue an additional 3 million shares of its restricted common stock to Avenue in exchange for Avenue’s termination of certain registration rights with respect to ROO shares owned by it. ROO is an independently operated provider of digital media solutions and technology. We have been a shareholder in ROO since 2002 and as of May 18, 2005 we own in the aggregate approximately 17% of ROO’s outstanding common stock, which is publicly traded on NASDAQ-OTCBB. ROO is operated independently and we do not exercise managerial or operational control over ROO, nor do we intend to do so in the future.

We have incurred losses since inception, and management anticipates incurring substantial additional losses as we pursue our operational strategies.

Results of Operations

Year ended December 31, 2004 versus year ended December 31, 2003

During the year ended December 31, 2004 our activities were mainly made up of the further development of operations at Avenue Energy, particularly our oil and gas activities in the Republic of Turkey, as well as other corporate activities. During the year ended December 31, 2004 our activities were principally devoted to capital raising activities, oil and gas activities in the Republic of Turkey arising out of the Farmin Agreement between Avenue Energy and the Sayer Group Consortium, through our wholly-owned subsidiary Avenue Energy and the sale of our wholly owned subsidiary Bickhams Media, Inc which held a 50% interest in VideoDome.com Networks, Inc.

We generated $86,077 in revenues in the year ended December 31, 2004, versus $189,124 in the year ended December 31, 2003. The decrease in revenues from the prior year was primarily the result of both lower production and our reduced interest in the Karakilise-1 oil revenues from the prior year. Avenue Energy’s net share of oil production accounted for $66,865 in revenues for the year ended December 31, 2004, with the remaining revenue of $19,212 attributable to Stampville.

The net loss for the year ended December 31, 2004 was $12,457,539 compared to a net loss of $4,691,177 for the year ended December 31, 2003. The increase in the net loss is primarily attributable to the impairment loss of $9,366,355 relating to the Company’s investment in Langley. In addition, the net loss for the year ended December 31, 2003 included within it a one time write-off expense of $1.3 million relating to a convertible promissory note at a discount to the then market price. Total operating expenses for the year ended December 31, 2004 actually increased by $298,453 from $3,655,802 in the previous year to $3,954,255. This is predominantly a result of an increase of $212,364 in general and administrative expenses during year ended December 31, 2004, and also attributable to a net increase of $91,738 in impairment losses recorded in 2004 in connection with leases that had either lapsed or been relinquished.

Apart from the above, the net loss for the year ended December 31, 2004 versus the year ended December 31, 2003 is also the result of the discontinuance of operations at our formerly owned 50% subsidiary VideoDome, following our sale of all the outstanding shares in Bickhams Media, Inc during the third quarter of 2004, which resulted in a gain on sale of discontinued operations of $584,874. Finally, in the fourth quarter of 2004, we recorded additional income of $105,000 arising out of receiving additional shares of common stock in ROO, in exchange for our termination of certain registration rights.

Financings

In July 2004, we entered into an agreement with a newly formed London-based investment trust, Langley Park Investment Trust (“Langley”) for the sale in a private placement of 48,458,149 shares of our common stock in exchange for 6,057,269 ordinary shares of Langley valued at (pound)1.00 per share or $11 million. As part of the transaction, Langley entered into a “lock-up” agreement with us pursuant to which it has agreed not to trade our shares that it received as a result of this transaction for a period of two years from the closing date of the sale. Fifty percent of the shares issued by Langley to us will be held in escrow for two years following the closing and in the event the price per share of our common stock at such time is less than it was at the time of the closing (approximately $0.23 per share), Langley shall be entitled to receive out of escrow a percentage of our shares from escrow equal to the percentage of such decline. The remaining Langley shares held in escrow shall be released to us at such time. The Company recorded an impairment loss relating to the Langley shares of $9,366,355 for the year ended December 31, 2004.

Liquidity and Capital Resources

We have generated losses from inception and anticipate that we will continue to incur significant losses until, at the earliest, we can generate sufficient revenues to offset the substantial up-front capital expenditures and operating costs associated with establishing, attracting and retaining a significant business base. Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a net loss of $12,457,539 and a negative cash flow from operations of $1,269,772 for the year ended December 31, 2004, and an accumulated deficit of $25,083,224 as of December 31, 2004. There can be no assurance that we will be able to generate meaningful revenues or achieve profitable operations.

The capital requirements relating to implementation of our business plan will be significant. As of December 31, 2004, we had cash of $120,114 and a working capital deficit of $362,904 versus $1,870,125 in cash and positive working capital of $1,759,137 as of December 31, 2003. In addition to cash, a significant portion of our current assets consist of our investments in ROO and Langley, both of which are highly volatile equity securities which are thinly traded. Much of our working capital during 2005 to date has been generated through the sale of Langley shares. If we are unable to continue to generate cash through the sale of either or both of these securities our ability to operate may be materially and adversely affected.

Our cash and cash equivalents decreased by $1,750,011 from $1,870,125 as of December 31, 2003, to $120,114 as of December 31, 2004. The decrease in cash and cash equivalents was due to our expenditures in connection with our oil and gas operations and our general overhead, as well as a decrease in our revenues and financing activities in 2004 as compared to 2003.

In June and July 2004, we borrowed an aggregate of $200,000 from an affiliate for working capital purposes. The loan bears interest at the rate of nine percent (9%) per annum. This loan shall be repaid only after the Company has received additional financing and at that time upon the mutual agreement of the Company’s Board of Directors and the affiliate.

The Langley transaction closed in October 2004 and our shares of Langley began trading on the London Stock Exchange on October 8, 2004, as a result of which approximately three million of our shares are currently available to be traded. As of April 19, 2005, Langley was trading at 0.1375 pence per unit.

During the next twelve months, our business plan contemplates that we further develop our oil and gas activities. In order to participate in the proposed drilling programs at our other leases in Turkey, to acquire additional drilling leases and licenses in Turkey and elsewhere and to fund corporate overhead expenses, we will require at least approximately an additional $7,000,000 during the next twelve months. To date we have been dependent on the proceeds of private placements of our debt and equity securities and other financings in order to implement our operations.

Management plans to rely on the proceeds from new debt or equity financing and the sale of shares held by it to finance its ongoing operations. During 2005, we intend to continue to seek additional capital in order to meet our cash flow and working capital. There is no assurance that we will be successful in achieving any such financing or raise sufficient capital to fund our operations and further development. There can be no assurance that any such financing will be available to us on commercially reasonable terms, if at all. If we are not successful in sourcing significant additional capital in the near future, we will be required to significantly curtail or cease ongoing operations and consider alternatives that would have a material adverse affect on our business, results of operations and financial condition. In such event we may need to relinquish most, if not all of our ongoing oil and gas rights and licenses.

Critical Accounting Estimates

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

Recent Developments

For a discussion of significant events occurring subsequent to December 31, 2004, see, “Subsequent Events.”

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this SFAS is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”. The remaining provisions of this SFAS are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This SFAS shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

In January 2003, and as revised in December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” “Interpretation No. 46”), an interpretation of Accounting Research Bulletin (“ARB”) No. 51”, “Consolidated Financial Statements.” Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through another interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses. Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

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

In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled “Qualifying Special Purpose Entities (“QSPE”) and Isolation of transferred Assets”, an amendment of SFAS No. 140 (“The Exposure Draft”). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity’s obligation to beneficial interest holders.

In December 2004, the FASB issued a revised SFAS No. 123, Accounting for Stock-Based Compensation, which supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005 for small business public entities and nonpublic companies.

Management does not expect these recent pronouncements to have a material impact on our consolidated financial position or results of operations.

Inflation

We have not been materially affected by inflation in the United States. While we do not anticipate inflation affecting our operations, increases in the costs of labor and supplies could impact our ability to compete.

A Significant Portion of Our Current Assets Are In Highly Volatile Equity Securities Which Are Thinly Traded

We currently hold 33,660,483 shares of Common Stock of ROO Media, Inc which is traded on the NASDAQ-OTCBB and 4,057,269 shares of Langley Park Investment Trust PLC. which was listed on the London Stock Exchange in September 2004. Both of these securities are highly speculative, have share prices which are very volatile and have a high degree of risks. ROO is currently generating significant losses and has stated that it will be dependent on additional financing during the next twelve months. Langley’s assets consist almost entirely of micro cap securities of companies including ours and companies similar to us. There is no assurances that any of these companies will be successful. We recorded an impairment loss relating to the Langley shares of $9,366,355 for the year ended December 31, 2004. Much of our working capital during 2005 has been generated through the sale of Langley shares. If we are unable to continue to generate cash through the sale of either or both of these securities our ability to operate may be materially and adversely affected.

CAUTIONARY “SAFE HARBOR” STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain information contained in this Form 10-KSB is considered forward looking statements within the meaning of the Private Securities Litigation Act of 1995 (the “Act”), which became law in December, 1995. In order to obtain the benefits of the “safe harbor” provisions of the Act for any such forward-looking statements, we wish to caution investors and prospective investors about significant factors which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10-KSB contains forward-looking statements relating to future operational and business prospects. Actual results may differ as a result of factors over which we have no control, including general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employment benefit costs; changes in, or failure to comply with various government regulations; slower than anticipated completion of research and development projects and movements in the foreign exchange rate. Future results with respect to oil and gas properties would be subject to the timing and amount of capital expenditures by us; drilling of wells in particular the Karakilise-2 well; timing and amount of future production of oil and gas; operating costs and other expenses; cash flow and anticipated liquidity; prospect development and property acquisitions; and our marketing of oil and gas. These other factors include, among others: general economic conditions; oil and gas price volatility; our ability to find, acquire, market, develop and produce new properties; the risks associated with acquisitions and exploration; operating hazards attendant to the oil and gas business; down hole drilling and completion risks that are generally not recoverable from third parties or insurance; uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures; potential mechanical failure or underperformance of significant wells; the strength and financial resources of our competitors and our ability to find and retain skilled personnel.

ITEM 7.  FINANCIAL STATEMENTS

See Financial Statements Index on page F-1

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and Secretary and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective under Rule 13a-15.

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

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16 of the Exchange Act requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company.

Based on a review of the copies of such forms furnished to the Company and written representations from the Company’s executive officers and directors the Company believes that during the 2004 fiscal year its officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.

Directors and Executive Officers of Avenue Group

The following table sets out certain information in relation to each person who holding a position of Director and/or executive officer of the Company. The background of each of the individuals identified in the table follows the table.

Name	Age	Position(s) Currently Held With the Company

Levi Mochkin	42	President, Chief Executive Officer and Director

Jim Tan	58	Chief Financial Officer and Director

Norman Singer*	63	Director

Uri Bar Ner*	69	Director

Shaya Boymelgreen**	54	Director

* Messrs. Singer and Bar Ner were elected Directors by the Board on February 7, 2005

** Mr. Boymelgreen was elected as a Director by the Board on February 17, 2005.

Daniel Aharonoff served as one of our Directors and President of VideoDome.com Networks, Inc. our former 50% owned subsidiary until the sale of VideoDome in September, 2004. Jonathan Herzog resigned from the Company effective February 7, 2004.

LEVI MOCHKIN has served as Avenue’s Chief Executive Officer, President and Director since October 2003. He has also served as the Chief Executive Officer of Avenue Energy since October 2003 and as one of Avenue Energy’s Directors and its Director Operations since November 2002. Previously, he served as one of Avenue’s initial directors from mid 1999 until August 2001 and served as its Chief Executive Officer from January 1999 until August 2001. For over twelve years, Mr. Mochkin has been an executive director of the Ledger Holdings Group, located in Melbourne, Australia which until 1999 was engaged in equity and capital market activities in Australia. From 1995 to 1999, Ledger was contracted to Bell Securities Limited for the development of Bell’s equity brokering business.

In 1997, Bell, through Mr. Mochkin and his Ledger Group, acted on behalf of one of the Australia’s largest gold mining companies, Great Central Mines and carried out two simultaneous market takeover bids on the Australian Stock Exchange, worth a combined total value of AUD $330 million. Great Central Mines was ultimately acquired by Normandy Mining, which in turn was acquired by Newmont Mining in the United States. Mr. Mochkin is the brother-in-law of Jonathan Herzog.

From 1999 through 2001, Mr. Mochkin was mostly inactive as a broker, but continued to be active as a private investor. On December 3, 2001, Mr. Mochkin entered into a voluntary undertaking with the Australian Securities and Investment Commission (“ASIC”) “not to act as a representative of a securities adviser or an investment adviser” and relinquished his license. This was a result of concerns raised by ASIC that during a 14-month period from August 1997 through October 1998, Mr. Mochkin may have acted in contravention of Sections 997 and 998 of the Australian Corporations Act of 2001, which “prohibit trading on the stock market that may give a false and misleading appearance in relation to the market for, or the price of, a stock.” There has been no assertion of personal gain by Mr. Mochkin relating to the activity under concern by ASIC. Mr. Mochkin denied the ASIC concerns and requested and received from ASIC a letter that he may at any time request a review of the undertaking and may ask that the undertaking be rescinded.

(Yam-Hin) JIM TAN. Mr. Jim Tan is a Chartered Accountant in Australia. Mr. Tan has served as the Company’s Chief Financial Officer since August 2001. Mr. Tan joined the Company in April 2001, to serve as a financial controller and manager of Business Development at Stampville. For a period of over five years prior to April 2001, Mr. Tan was a self-employed Business Consultant in Malaysia consulting to government agencies in Malaysia and to private industry in the Pacific Rim and China. In 1976, he was admitted as an associate member to the Institute of Chartered Accountants in Australia. From 1967 to 1975, Mr. Tan was employed in Melbourne, Australia, with various Chartered Accounting firms, including Marquand and Co., which became part of Hall Chadwick and Coopers and Lybrand, now known as Price Waterhouse Coopers, specializing in the areas of Audit and Insolvency.

NORMAN SINGER. For the past 25 years, Mr. Singer has served as an executive of the Pexco Group of Companies, serving both as general counsel to the Group’s U.S. Investment activities and as chief executive of Pexco N.V. and Pextech Oil, Inc., both of which are domestic and international oil exploration companies.

URI BAR NER. Mr. Bar Ner has had a long and distinguished career in Israel’s foreign service. He is a former Ambassador to Turkey, where Avenue has several significant exploration properties. He has held senior diplomatic positions in the United States, Europe and Asia and is a former Deputy Director General of the Israel Ministry of Foreign Affairs. He holds a masters degree in political science from Emory University in Atlanta, Georgia and a bachelors degree from Hebrew University in Jerusalem

SHAYA BOYMELGREEN. Mr. Boymelgreen of Boymelgreen Developers founded his company in 1994 as a full service developer, owner and manager of residential, mixed-use and retail property. Boymelgreen Developers is an established real estate development company with operations located in New York City, Toronto, Miami and Las Vegas with projects in the pipeline worth $6 billion. Under Mr. Boymelgreen’s leadership, Boymelgreen Developers is developing more than 5,000,000 square feet of commercial and residential properties in New York City alone.

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

Directors and Executive Officers of Avenue Energy

The following table sets out certain information in relation to the Directors and/or executive officers of Avenue Energy.

Name	Age	Position(s) Held

Jim Tan	58	Chief Financial Officer and Director

Levi Mochkin	42	President, Chief Executive Officer and Director

ITEM 10.  EXECUTIVE COMPENSATION.

The following summary compensation table sets forth the compensation paid by the Company to its officers for services rendered in all capacities during the calendar year 2004. Except for Daniel Aharonoff, as described below, no executive officer of the Company received any stock options, stock appreciation rights or other stock or other incentive based compensation during the fiscal year ended December 31, 2004. During the Company’s fiscal year ended December 31, 2004 and for each of the two preceding fiscal years executive officers of the Company who received compensation, including salary and bonuses in excess of $100,000 are outlined below.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary		Bonus(1)	Other Annual Compensation(2)	Stock Option Grants(3)	All Other Compensation(4)
Levi Mochkin	2004	$144,000	(1)	-0-	-0-	-0-	-0-
Chairman and	2003	$144,000	(1)	-0-	-0-	-0-	-0-
Chief Executive Officer	2002	N/A		-0-	-0-	-0-	-0-
Yam-Hin Tan	2004	$ 44,653	(2)	-0-	-0-	-0-	-0-
Chief Financial Officer	2003	$ 54,021	(2)	-0-	-0-	-0-	-0-
and Director	2002	$ 32,378	(2)	-0-	-0-	1,000,000(3)	-0-
Jonathan Herzog	2004	$105,270	(2)(4)	-0-	-0-	-0-	-0-
Exec. V.P.	2003	$108,750	(2)	-0-	-0-	-0-	-0-
and Director	2002	$ 76,000	(2)	-0-	-0-	-0-	-0-

(1)

Effective as of January 1, 2003 we engaged the services of Ledger Holdings Pty Ltd, of which our current President and Chief Executive Officer Levi Mochkin is a Director, on a month to month basis as a consultant to Avenue Energy pursuant to which Mr. Mochkin served as Avenue Energy’s Director of Operations. Ledger is compensated at a rate of $10,000 per month in fees, plus $2,000 per month in the form a discretionary expense allowance. Ledger is also reimbursed for various travel and other related expenses conducted on our behalf. From May 1999 until August 2001, Levi Mochkin was our Chief Executive Officer and did not receive any compensation, including salary or bonuses while serving in such capacity. Our Board agreed in February and April of 2000 to compensate Mr. Mochkin in connection with his past services rendered, subject to the Board’s satisfaction that such payment would not materially adversely effect our financial condition. These payments, totaling $32,000, were made to Mr. Mochkin in January 2003. Mr. Mochkin resigned as Chief Executive Officer and a Director in August 2001. He was renamed as our Chief Executive Officer, President and a Director in October 2003. In addition, as discussed below under “Certain Relationships and Related Transactions” certain affiliates of Mr. Mochkin have in the past loaned funds to us and purchased common stock from us. These loans have been repaid.

(2)

Does not include the statutory requirement of an additional 8%-9% that we are required to pay toward an employee’s superannuation account, of officers employed in Australia. Amounts listed above, that were paid in Australian Dollars have been converted to United States Dollars and rounded up, based on the average exchange rate during the relevant period.

(3)

Mr. Jim Tan, our Chief Financial Officer was granted 1,000,000 options to acquire common stock exercisable at $0.10 per share in September 2002. These options vested quarterly over twelve months and are now fully vested.

(4)

In November 2004, the Company assigned 839,517 shares of the common stock of ROO to Mr. Herzog in lieu of compensation owed to Mr. Herzog in the amount of $45,250.

Option Exercises and Year-End Value Table

Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End*
			Exercisable	Unexercisable	Exercisable	Unexercisable
Yam-Him Tan	—	—	1,000,000	-0-	-0-	-0-

* Common Stock valued at $0.05 per share which represents the closing price of the Company’s common stock as reported by the NASDAQ OTCBB on December 31, 2004.

Except as set forth above, no officer or director has received any material cash or non-cash benefit from us in connection with their services on our behalf including stock options, stock appreciation rights or other stock or other incentive based compensation during the fiscal year ended December 31, 2004, nor are there any such stock options, stock appreciation rights or other stock or other incentive based compensation or rights held by any executive officer.

Compensation of Directors

It is our policy to reimburse Directors for reasonable out-of-pocket expenses relating to their activities for us, including travel and lodging expenses incurred.

In February 2005, in connection with his appointment to our Board, we entered into a Directorship and Consulting Agreement dated February 7, 2005 (the “Singer Agreement”) with Mr. Singer, pursuant to which Mr. Singer agreed to serve as one of our directors. Pursuant to the Singer Agreement, Singer shall receive, as compensation for his services as a director, $2,500 per month, payable quarterly in advance, plus an option to purchase up to 1,200,000 shares of our common stock at $0.06 per share. In the event of the death of Mr. Singer prior to the completion of his second year as a director, all of his stock options shall be deemed to have vested and shall be distributed to the executor of his estate.

In addition, in connection with the appointment of Mr. Bar Ner to our Board, we entered into a Directorship and Consulting Agreement dated February 7, 2005 (the “DFI Agreement”) with Development for Israel, LLC, a New York limited liability company (“DFI”), pursuant to which DFI agreed to make available to us the services of DFI’s founder, Mr. Bar Ner, to serve as one of our directors.  As compensation for the services of Mr. Bar Ner as a director, DFI shall receive $2,500 per month, payable quarterly in advance, plus 100,000 shares of our common stock per month for each month Mr. Bar Ner serves as a director during his first year of service as a director. In the event of the death of Mr. Bar Ner prior to the completion of the first year of his service as a director, his entire stock grant of 1,200,000 shares shall be vested in DFI and delivered to DFI or its legal representative.

In addition, pursuant to the Singer Agreement, Mr. Singer has agreed to provide consulting services to us on a full-time basis and for an initial term of six months in connection with the promotion and development of our oil and gas exploration operations. As compensation for his consulting services to us, Mr. Singer shall receive $10,000 per month payable each month in advance and shall receive options to purchase up to 600,000 shares of our common stock at $0.06 per share. The options granted to Mr. Singer for his consulting services shall vest at the rate of 100,000 shares on the first day of each calendar month commencing on February 1, 2005 and shall be for a term of five years commencing as of the date each block of shares vests.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of May 18, 2005, there were 246,490,986 shares of our Common Stock, which were issued and outstanding. In addition, there are 5,500,000 shares which are subject to outstanding options or agreements and that are exercisable or issuable to our officers, directors and greater than 5% shareholders within 60 days from such date.

The following table sets forth to the best of our knowledge the number of shares beneficially owned as of May 18, 2005 by (i) our executive officers and directors; (ii) each person (including any “group” as that term is defined in Section 13(d)(3) of the Exchange Act) who beneficially owns more than 5% of our common stock, and (iii) all of our directors and officers as a group. Except as noted below each of the persons listed is deemed to have the sole voting right and right to dispose of the shares held by them.

Name of Shareholder	Current Beneficial Ownership		Percent of Class(1)
Levi Mochkin	70,802,053	(2)(3)(4)	28.7%
Fawdon Investments Limited	50,100,000	(5)	16.9%
Instanz Nominees Pty Ltd	18,500,000	(6)	7.5%
Langley Park Investment Trust PLC	48,458,149	(7)	19.7%
Shaya Boymelgreen	22,666,667	(8)	9.2%
Yam-Hin (Jim) Tan	1,000,000	(9)	*
Norman J. Singer	1,200,000	(10)	*
Uri Bar Ner	600,000	(11)	*
All directors and officers as a group (5 individuals)	95,968,720	(12)	38.8%

*Represents less than 1% of the outstanding Common Stock

(1)

Based upon 246,490,986 shares outstanding plus in the case of the executive officers and directors and all officers and directors as a group, all shares issuable upon the exercise of stock options held by them or pursuant to existing agreements which were exercisable on April 18, 2005 or within 60 days thereafter. Pursuant to the rules promulgated by the SEC, every person who has or shares the power to vote or to dispose of shares of common stock are deemed to be the “beneficial” owner of all the shares of common stock over which any such sole or shared power exists.

(2)

Includes (i) 54,783,356 shares held by Ledger Technologies Pty Ltd (“Ledger”); (ii) 9,000,000 shares held by Sunswipe Australasia Pty Ltd (“Sunswipe”); (iii) 6,704,521 shares held by Daccar Pty Ltd (“Daccar”) and (iv) 314,176 shares held by Nasdaq Australia Pty Ltd. (“NAPL”). Mr. Mochkin, the President and Chief Executive Officer of Avenue Group, Inc., is an affiliate of Ledger, Sunswipe, Daccar and NAPL and may be deemed be a beneficial owner of the 70,802,053 shares held by such entities.

(3)

Lisa Mochkin, spouse of Levi Mochkin, the President and Chief Executive Officer of Avenue Group, Inc, is a director of Ledger and Sunswipe.

(4)

We have entered into a voting agreement with Levi Mochkin pursuant to which all of shares beneficially owned by him, will be voted in a like manner with those held by the remaining shareholders.

(5)

Includes 50,000,000 shares issuable to Fawdon Investments Limited upon the exercise of an option held by such party at $0.04 per share.

(6)

Helen Abeles, a former director of Avenue Group, Inc. is an affiliate of Instanz.

(7)

Langley Park Investment Trust PLC is a self managed investment trust which is traded on the London Stock Exchange.

(8)

All of these shares are held by Mr. Boymelgreen as Trustee for the Shaya Boymelgreen Trust. Mr. Boymelgreen’s beneficial ownership has been derived from the Schedule 13D and Form 3(amended) and Form 4 which he filed with the Securities and Exchange Commission on April 23, 2003, September 15, 2003 and September 19, 2003, respectively.

(9)

Includes 1,000,000 shares issuable to Mr. Tan upon the exercise of a stock option at an exercise price of $.10 per share.

(10)

All of these shares are subject to options to acquire shares of common stock of the Company at an exercise price of $0.06 per share. Does not include options to acquire an additional 600,000 which will vest after July 18, 2005.

(11)

Includes 600,000 shares of restricted shares of common stock issued to Development for Israel, LLC. Does not include an additional 600,000 shares of common stock which are issuable to Development for Israel, LLC after July 18, 2005.

(12)

Includes shares that currently may be deemed to be beneficially owned by Messrs. Mochkin, Tan, Singer, Bar Ner and Boymelgreen.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 2, 2003, we entered into a Subscription Agreement with an affiliate, ROO Media Corporation, a company of which we owned a 25% equity interest at the time, pursuant to which we agreed to acquire 75 shares of the common stock of ROO Media for $200,000. The stock was subsequently converted into an aggregate of 40,000,000 shares of common stock of Virilitec Industries, Inc., approximately 25.4% of the outstanding stock. Virilitec Industries, subsequently changed its name to ROO Group, Inc. and is traded on the NASDAQ Bulletin Board under the symbol “ROOG.”

In March of 2004, we entered into a loan agreement with Levi Mochkin for an amount up to the sum of $750,000. Mr. Mochkin is a member of our board of directors, our Chief Executive Officer and President and Chief Executive Officer of our subsidiary, Avenue Energy, Inc., and is also a member of the board of directors of Avenue Energy, Inc.

Employment Agreements

None.

Stock Options Grants to Employees or Consultants

2000 Amended and Restated Stock Option Plan

In April 2000, Avenue Group’s Board of Directors authorized the issuance of up to 8,250,000 shares of common stock in connection with Avenue Group’s 2000 Amended and Restated Stock Option Plan. The Option Plan became effective on February 14, 2001 in connection with Avenue Group’s effective registration statement on Form SB-2. On December 24, 2002, shareholders approved an amendment to the Option Plan, enabling the Board as it is currently configured without non-employee directors to grant options under the plan and to increase the number of shares authorized for grant from 8,250,000 to 15,000,000. Avenue Group intends to grant options under the Stock Option Plan to officers, directors, employees and consultants of Avenue Group and its subsidiaries. Through December 31, 2004, options to purchase 2,700,000 shares of common stock had been granted under the Option Plan of which no options had been exercised and options to purchase 150,000 shares had expired. The options granted pursuant to the Option Plan are summarized as follows:

On December 10, 2003, the Company granted its then Executive Vice President - Information Technology and former President, Daniel Aharonoff a three-year option to purchase 150,000 shares of common stock at $0.25 per share under the Option Plan. This option was to vest over fifteen months contingent upon Mr. Aharonoff’s continued employment with the Company. The option expired in accordance with its terms on November, 2004 as a result of Mr. Aharonoff’s resignation as an officer, director and employee of the Company in October, 2004.

In March 2004, we entered into a three year part-time, non-exclusive Employment Agreement with Steven Gordon pursuant to which Mr. Gordon agreed to provide us with financial, capital markets, strategic planning, public relations, investor relations, general business management and corporate financial services in Canada. Mr. Gordon has agreed to perform his services under the Employment Agreement without any cash compensation and as full compensation for therefore, has agreed to accept the grant, as of the date hereof, of non-transferable stock options to purchase up to an aggregate of Six Million Seven Hundred and Fifty Thousand (6,750,000) shares of Common Stock at $.15 per share of which options to purchase Two Million Two Hundred and Fifty Thousand (2,250,000) were pursuant to the Company’s Option Plan. The options issued pursuant to the Company’s Option Plan were fully vested on the date of grant and the 4,500,000 options that were issued outside of the Plan vested in monthly installments of 375,000 options per month. All options granted to Mr. Gordon were fully vested and exercisable as of February 8, 2005 and all options expire upon the first to occur of either (i) one year from the date of the termination of Mr. Gordon’s employment with the Company or (ii) April 26, 2007.

In November 2004, the Company entered into a one-year consulting agreement with a financial services company, which consultant is to provide the Company with public relations and business development advice and related services. As compensation for these services, the Company issued the consultant options to purchase 300,000 shares of common stock at an exercise price of $0.06 per share. These options were issued pursuant to the Plan.

In February 2005, in connection with his appointment to our Board, we entered into a Directorship and Consulting Agreement dated February 7, 2005 (the “Singer Agreement”) with Mr. Singer, pursuant to which Mr. Singer agreed to serve as one of our directors. Pursuant to the Singer Agreement, Singer shall receive, in addition to cash compensation; an option to purchase up to 1,200,000 shares of our common stock at $0.06 per share under the Option Plan. This option vests at a rate of 100,000 shares per month commencing on the date of grant so long as Mr. Singer is serving as a director, unless he resigns as a director at the request of the Chairman of the Board, in which case all unvested options shall immediately vest. In the event of the death of Mr. Singer all of unvested stock options shall be deemed to have vested. These options expire upon the first to occur of either (i) five years from their vesting date or (ii) one year from his termination as a director. In addition, Mr. Singer received an option to purchase up to 600,000 shares of our common stock at $0.06 per share in connection with his agreement to provide consulting services to the Company. This option shall vest at the rate of 100,000 shares per month commencing on February 7, 2005 so long as Mr. Singer serves as a consultant to the Company. These options expire upon the first to occur of either (i) five years from their vesting date or (ii) one year from his termination as an employee or consultant.

Non-2000 Stock Option Plan Options

On September 12, 2002, pursuant to the authorization of the Board of Directors, the Company granted its Chief Financial Officer, a option to purchase 1,000,000 shares of common stock at $0.10 per share. This option which vested over a period of twelve months from the date of grant, expires upon the first to occur of either (i) September 12, 2005 or (ii) the date of his termination as an employee, unless the termination of his employment is the result of his incapacity or death, in which case the options expire 30 and 90 days, respectively, following the termination of his employment as a result of his incapacity or death. This option was granted outside of the Plan.

ITEM 13.  EXHIBITS

3.1

Certificate of Incorporation of the Registrant, Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 dated February 14, 2000, Commission File No. 333-30364.

3.2

By-laws of the Registrant. Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 dated February 14, 2000, Commission File No. 333-30364.

3.3

Amendment to Certificate of Incorporation, incorporated by reference to Exhibit 1 to the Company’s Form 8-K Report, dated December 27, 2000, Commission File No. 30-543.

3.4

Amendment to the Company’s By-laws adopted November 6, 2000, incorporated by reference to Exhibit 3.4 of the Company’s 10K-SB for the year ending December 31, 2000 dated March 28, 2001.

3.5

Amendment to the Company’s By-laws adopted November 8, 2001 incorporated by reference to Exhibit 3.5 of the Company’s 10Q-SB for quarter ended September 30, 2001 dated November 21, 2001.

3.6

Amendment to the Corporation’s bylaws dated June 25, 2002, incorporated by reference to Exhibit 3.6 to the Company’s 10QSB dated August 12, 2002. Commission File No. 000-30-543.

10.1

The Company’s 2000 Stock Option Plan, incorporated by reference to Exhibit 10.6a of the Company’s 10K-SB for the year ending December 31, 2000 dated March 28, 2001.

10.2

Form of Registration Rights Agreement dated October 16, 2002 between I.T. Technology and named Shareholders, incorporated by reference to Exhibit 10.8 to the Company’s Form 8K dated October 17, 2002. Commission File No. 333-30364.

10.3

Registration Rights Agreement dated November 1, 2002 by and between I.T. Technology, Inc. and Perfect Optical Corporation, incorporated by reference to Exhibit 10.8(b) to the Company’s Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

10.4

Registration Rights Agreement dated November 2002 by and between I.T. Technology, Inc. and Cohero Group, incorporated by reference to Exhibit 10.8(c) to the Company’s Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

10.5

Partial Loan Satisfaction notice dated November, 2002 by and between Ledger Technologies, Inc. and I.T. Technology, Inc, incorporated by reference to Exhibit 10.9(e) to the Company’s Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

10.6

Assignment and Assumption Agreement dated November 1, 2002 by and between Ledger Technologies and Perfect Optical, incorporated by reference to Exhibit 10.9(f) to the Company’s Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

10.7

Loan Satisfaction Agreement dated November 1, 2002 by and between Perfect Optical Corporation and I.T. Technology, Inc, incorporated by reference to Exhibit 10.9(g) to the Company’s Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

10.8

Assignment and Assumption Agreement dated November 1, 2002 by and between Ledger Technologies, Pty Ltd and Cohero Group, Inc (on behalf of I.T. Technology, Inc.), incorporated by reference to Exhibit 10.9(h) to the Company’s Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

10.9

Assignment and Assumption Agreement dated November 1, 2002 by and between Sunswipe Australasia Pty Ltd and Cohero Group, Inc. (in re VideoDome Networks, Inc.), incorporated by reference to Exhibit 10.9(i) to the Company’s Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

10.10

Assignment and Assumption Agreement dated November 1, 2002 by and between Sunswipe Australasia Pty Ltd and Cohero Group (in re Stampville), incorporated by reference to Exhibit 10.9(j) to the Company’s Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

10.11

Assignment and Assumption Agreement dated November 4, 2002 by and between I.T. Technology and Cohero Group, Inc. (in re VideoDome Networks, Inc.), incorporated by reference to Exhibit 10.9(k) to the Company’s Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

10.12

Assignment and Assumption Agreement dated November 4, 2002 by and between I.T. Technology, Inc. and Cohero Group, Inc. (in re Stampville), incorporated by reference to Exhibit 10.9(l) to the Company’s Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

10.13

Partial Loan Satisfaction notice dated November 2002 by and between Instanz Nominees Pty Ltd and I.T. Technology, Inc., incorporated by reference to Exhibit 10.10(a) to the Company’s Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

10.14

Option Agreement dated April, 2002 for the issuance of up to 50,000,000 shares, incorporated by reference to Exhibit 10.11 to the Company’s Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

10.15

Asset Purchase Agreement dated January 14, 2002, incorporated by reference to Exhibit 10.21 of the Company’s Form 10KSB dated April 10, 2002. Commission File No. 000-30-543.

10.16

Agreement dated April 30, 2002 by and between the Registrant, Bickham’s Media, Robert Petty, ROO Media and Petty Consulting, incorporated by reference to Exhibit 10.22 of the Company’s Form 8K Report dated May 2, 2002. Commission File No. 333-30364.

10.17

Lock-up Agreement, incorporated by reference to Exhibit 10.24 to the Company’s Form 10QSB dated May 15, 2002. Commission File No. 000-30-543.

10.18

Investment and Merchant Banking Consulting Agreement, incorporated by reference to Exhibit 10.25 to the Company’s Form 10QSB dated May 15, 2002. Commission File No. 000-30-543.

10.19

Employment Agreement between I.T. Technology and Jonathan Herzog, incorporated by reference to Exhibit 10.26 to the Company’s Form 10QSB Report dated September 30, 2002. Commission File No. 000-30-543.

10.20

Investment and Merchant Banking Consulting Services dated November 1, 2002 by and between I.T. Technology and Tecumseh Holdings, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

10.21

Stock Purchase Agreement dated November 11, 2002 by and between the Avenue Energy, Inc., a Delaware corporation, Dormley Pty Ltd and Jacob Jan Kornelis Poll, incorporated by reference to Exhibit 10.23 of the Company’s Form 8k dated November 14, 2002. Commission File No. 333-30364.

10.22

Consultancy Agreement dated November 11, 2002 by and between Avenue Energy, Inc., a Delaware corporation, Dormley Pty Ltd and Jacob Jan Kornelis Poll incorporated by reference to Exhibit 10.24 of the Company’s Form 8k dated November 14, 2002. Commission File No. 333-30364.

10.23

Option Agreement between I.T. Technology and Yam-Hin (Jim) Tan dated September 12, 2002, incorporated by reference to Exhibit 10.25 of the Company’s Form 10QSB dated November 14, 2002. Commission File No. 000-30-543.

10.24

Farmin Participation Agreement dated November 14, 2002, incorporated by reference to Exhibit 10.27 of the Company’s Form 8K filing dated November 25, 2002. Commission File No. 333-30364.

10.25

Agreement Amending Farmin & Participation Agreement dated November 14, 2002 by and between Avenue Energy, Inc., Aladdin Middle East Ltd., Ersan Petrol Sanayii A.S., Tranmediterranean Oil Company Ltd., and Guney Yildizi Petrol Uretim Sondaj Muteahhitlik ve Ticaret A.S., collectively referred to as the Sayer Group Consortium and Middle East Petroleum Services Limited, incorporated by reference to Exhibit 10.1 of the Company’s Form 8K filing dated January 6, 2003. Commission File No. 333-30364.

10.26

Joint Operating Agreement dated December 20, 2002, by and between Avenue Energy, Inc., Aladdin Middle East Ltd., Ersan Petrol Sanayii A.S - License AR/AME - EPS 3462 GAZIANTEP, S.E. ANATOLIA, Republic of Turkey, incorporated by reference to Exhibit 10.2 of the Company’s Form 8K filing dated January 6, 2003. Commission File No. 333-30364.

10.27

Subscription Agreement covering $1.3 million in convertible notes dated April 15, 2003, incorporated by reference to Exhibit 10.1 of the Company’s Form 10Q-SB dated June 30, 2003. Commission File No. 000-30-543.

10.28

Convertible Note dated April 15, 2003, incorporated by reference to Exhibit 10.1(a) of the Company’s Form 10Q-SB dated June 30, 2003. Commission File No. 000-30-543.

10.29

Memorandum of Understanding between Aladdin Middle East, Ltd. and Avenue Energy, Inc. dated May 22, 2003, incorporated by reference to Exhibit 10.1(a) of the Company’s Form 10Q-SB dated June 30, 2003. Commission File No.000-30-543.

10.30

Amended Subscription Agreement dated September 15, 2003 with respect to the sale of a $1.3 million convertible note, incorporated by reference to Exhibit 10.1 of the Company’s Form 10Q-SB dated September 30, 2003. Commission File No. 000-30-543.

10.31

Convertible Note in the principal amount of $1.3 million dated September 15, 2003, incorporated by reference to Exhibit 10.1(a) of the Company’s Form 10Q-SB dated September 30, 2003. Commission File No. 000-30-543.

10.32

Employment Agreement by and between Avenue Energy, Inc. and Steven Gordon dated March 8, 2004, incorporated by reference to Exhibit 10.33 of the Company’s Form 10K-SB dated December 31, 2003. Commission File No. 000-30-543.

10.33

Option Agreement by and between Avenue Energy, Inc. and Steven Gordon dated March 8, 2004, incorporated by reference to Exhibit 10.33(a) of the Company’s Form 10K-SB dated December 31, 2003. Commission File No. 000-30-543

10.34

Option Agreement by and between Avenue Energy, Inc. and Steven Gordon dated March 8, 2004, incorporated by reference to Exhibit 10.33(b) of the Company’s Form 10K-SB dated December 31, 2003. Commission File No. 000-30-543

10.35

Loan agreement by and between Avenue Group, Inc. and Ledger Technologies Pty, Ltd for an amount up to the sum of $750,000 dated January 23, 2004, incorporated by reference to Exhibit 10.34 of the Company’s Form 10K-SB dated December 31, 2003. Commission File No. 000-30-543

10.36

Lease Agreement by and between Gelb Enterprises and Avenue Group, Inc. for the lease of Avenue Group Inc.’s principal executive offices at 17547 Ventura Boulevard, Encino, CA 91316 dated January 16, 2004, commencing on March 1, 2004, incorporated by reference to Exhibit 10.35 of the Company’s Form 10K-SB dated December 31, 2003. Commission File No. 000-30-543.

10.37

Form Of Joint Operating Agreement Between Aladdin Middle East Ltd., Ersan Petrol Sanayii A.S. and Avenue Energy, Inc. incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K dated January 2, 2004. Commission File No. 000-30543.

10.38

Participation Agreement Between The Sayer Group Consortium and Avenue Energy, Inc. and Middle East Petroleum Services Limited dated January 22, 2004 (supercedes and corrects the Participation Agreement filed as Exhibit 99.3 to the Company’s Form 8-K dated January 2, 2004), incorporated by reference to Exhibit 10.36 of the Company’s Form 10K-SB dated December 31, 2003. Commission File No. 000-30-543.

10.38

Separation Agreement dated as of February 1, 2005 by am among the Company and Jonathan Herzog, incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K dated February 11, 2005. Commission File No. 000-30543.

10.39

Directorship and Consulting Agreement dated February 7, 2005 by and among the Registrant and Norman J. Singer, incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K dated February 11, 2005. Commission File No. 000-30543.

10.40

Directorship and Consulting Agreement dated February 7, 2005 by and among the Registrant and Development for Israel, LLC, incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K dated February 11, 2005. Commission File No. 000-30543.

10.41

Consulting Agreement dated as of January 1, 2005 by and among the Registrant, Reuadnal Limited and David Landauer.*

14.

Code of Ethics For Principal Executive Officers And Senior Financial Officers, incorporated by reference to Exhibit 14 of the Company’s Form 10K-SB dated December 31, 2003. Commission File No. 000-30-543.

21.

List of Subsidiaries as of December 31, 2004, incorporated by reference to Exhibit 21 of the Company’s Form 10K-SB dated December 31, 2003. Commission File No. 000-30-543.

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

32.1

Certification of Levi Mochkin, Chief Executive Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

32.2

Certification of Yam-Hin Tan, Chief Financial Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

*Filed herewith

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2004 and December 31, 2003, fees for services provided by Weinberg & Company, PA were as follows:

Audit Fees: Audit fees billed to the Company in connection with Weinberg & Company, PA’s reviews of Form 10-QSBs and audits of the Company’s annual consolidated financial statements for the years ended December 31, 2004 and 2003 included in Form 10-KSBs totaled approximately $49,938 and $56,700, respectively.

All Other Fees. The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraph entitled “Audit Fees” for the year ended December 31, 2004, totaled approximately $10,056.

Tax Fees. The Company did not engage Weinberg & Company, PA to perform any tax services during the years ended December 31, 2004 and December 31, 2003.

Financial Information Systems Design and Implementation Fees: The Company did not engage Weinberg & Company, PA to provide advice to the Company regarding financial information systems design and implementation during the year ended December 31, 2004.

The Board has considered whether the services provided by Weinberg & Company, PA are compatible with maintaining the independence of Weinberg & Company, PA and has concluded that the independence of Weinberg & Company, PA is maintained and is not compromised by the services provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of May 2005.

AVENUE GROUP, INC.
(Registrant)

By	/s/ LEVI MOCHKIN
Levi Mochkin
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ LEVI MOCHKIN	Chairman of the Board, President, Chief Executive	May 20, 2005
Levi Mochkin	Officer and Director

/s/ YAM-HIN (JIM) TAN	Chief Financial Officer and Director	May 20, 2005
Yam-Hin (Jim) Tan

/s/ NORMAN SINGER	Director	May 20, 2005
Norman Singer

/s/ URI BAR NER	Director	May 20, 2005
Uri Bar Ner

/s/ SHAYA BOYMELGREEN	Director	May 20, 2005
Shaya Boymelgreen

AVENUE GROUP, INC. AND SUBSIDIARIES

CONTENTS

PAGE

F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE

F-3

CONSOLIDATED BALANCE SHEETS

PAGE

F-4

CONSOLIDATED STATEMENTS OF OPERATIONS

PAGES

F-5 - F-6

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

PAGE

F-7 - F-8

CONSOLIDATED STATEMENTS OF CASH FLOWS

PAGES

F-9 - F-24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avenue Group, Inc and Subsidiaries.

We have audited the accompanying consolidated balance sheets of Avenue Group, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avenue Group, Inc. and subsidiaries as of December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss of $12,457,539 and negative cash flows from operations of $1,269,772 for the year ended December 31, 2004, and has an accumulated deficit of $25,083,224 and a working capital deficiency of $362,904 at December 31, 2004. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.

Boca Raton, Florida

May 9, 2005

AVENUE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS
Cash	$120,114	$1,870,125
Prepaid expenses	9,413	18,811
Investment in Australian marketable securities	84,116	87,992
Net assets from discontinued operations	—	101,877
Total Current Assets	213,643	2,078,805

FIXED ASSETS, NET	46,650	43,561

INVESTMENT IN TURKISH OIL LEASES, NET	3,213,594	3,710,987

OTHER ASSETS
Note receivable Videodome	276,000	—
Investment in Langley Park	1,633,645	—
Investment in Roo Group, Inc.	1,365,000	208,500
Other	8,225	2,292
Total Other Assets	3,282,870	210,792

TOTAL ASSETS	$6,756,757	$6,044,145

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$43,703	$43,486
Accrued expenses	213,785	147,579
Notes payable, related parties	319,059	93,621
Net liabilities from discontinued operations	-	11,474
Total Current Liabilities	576,547	296,160

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.0002 par value, 500,000,000 shares authorized, 256,490,986 and 203,976,171 shares issued and outstanding, respectively	51,297	40,795
Common stock to be issued, (0 and 3,906,666 shares, respectively)	—	586,000
Additional paid – in capital	30,343,473	17,737,475
Accumulated other comprehensive income	1,002,764	26,200
Deferred compensation	(134,100)	(16,800)
Accumulated Deficit	(25,083,224)	(12,625,685)
Total Stockholders’ Equity	6,180,210	5,747,985

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,756,757	$6,044,145

See accompanying notes to consolidated financial statements.

AVENUE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2004	Year Ended December 31, 2003

REVENUES
E-Commerce	19,212	31,442
Turkish oil lease revenue	66,865	157,682
Total Revenues	86,077	189,124

COSTS AND OPERATING EXPENSES
Cost of sales E-Commerce	4,645	10,653
Sales & marketing	3,059	2,700
General and administrative	2,401,516	2,189,152
Impairment loss on oil well	1,296,703	1,453,297
Impairment loss on other leases	248,332	—
Total Costs and Operating Expenses	3,954,255	3,655,802

LOSS FROM OPERATIONS	(3,868,178)	(3,466,678)

OTHER INCOME/(EXPENSE)
Impairment loss on investment in Langley Park	(9,366,355)	—
Income related to termination of license agreement	105,000	—
Interest, net	(17,107)	(1,301,697)
Other income	49,504	4,012
Total Other Income (Expense)	(9,503,752)	(1,297,685)

LOSS FROM CONTINUING OPERATIONS	(13,097,136)	(4,764,363)

DISCONTINUED OPERATIONS
Income from discontinued operations	54,723	73,186
Gain on sale of discontinued operations	584,874	—
Total Income From Discontinued Operations	639,597	73,186

NET LOSS	$(12,457,539)	$(4,691,177)

LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS - BASIS AND DILUTED	$(0.06)	$(0.03)
INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS - BASIS AND DILUTED	—	—
NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.06)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING– BASIC AND DILUTED	222,397,036	183,778,362

See accompanying notes to consolidated financial statements.

AVENUE GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS

OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock		Common Stock to be Issued		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Compensation	Deficit	Total
	Shares	Amount	Shares	Amount

Balance at December 31, 2002	176,242,503	$35,249	650,000	$258,750	$11,552,147	$(49,384)	$(295,000)	$(7,934,508)	$3,567,254
Issuance of shares in private placement for cash	17,617,001	3,523	—	—	3,198,000	—	—	—	3,201,523
Shares issued to placement agent previously shares to be issued	250,000	50	(250,000)	(158,750)	158,700	—	—	—	—
Beneficial conversion feature on convertible debt	—	—	—	—	1,300,000	—	—	—	1,300,000
Issuance of shares in exchange for convertible debt	8,666,667	1,733	—	—	1,298,267	—	—	—	1,300,000
Issuance of shares from the exercise of stock options	1,000,000	200	—	—	99,800	—	—	—	100,000
Issuance of shares for services	200,000	40	—	—	109,560		—		109,600
Shares to be issued	—	—	3,506,666	486,000	—	—	—	—	486,000
Amortization of deferred compensation for previously granted options and common stock for consulting	—	—	—	—	—	—	295,000	—	295,000
Granting of 150,000 stock options for services	—	—	—	—	21,000	—	(16,800)	—	4,200
Comprehensive loss:	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(4,691,177)	(4,691,177)
Foreign currency translation	—	—	—	—	—	18,357	—	—	18,357
Unrealized gain on Australian marketable securities	—	—	—	—	—	57,227	—	—	57,227
Comprehensive loss:									(4,615,593)

Balance at December 31, 2003	203,976,171	$40,795	3,906,666	$586,000	$17,737,475	$26,200	$(16,800)	$(12,625,685)	$5,747,985

See accompanying notes to consolidated financial statements.

AVENUE GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS

OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(Continued)

	Common Stock		Common Stock to be Issued		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Compensation	Deficit	Total
	Shares	Amount	Shares	Amount

Balance at December 31, 2003	203,976,171	$40,795	3,906,666	$586,000	$17,737,475	$26,200	$(16,800)	$(12,625,685)	$5,747,985
Issued shares 2,000,000 shares to K & K Plastics	2,000,000	400	(2,000,000)	(300,000)	299,600	—	—	—	—
Issued shares 1,906,666 shares to Alore, LTD- (Kashet Ltd.)	1,906,666	380	(1,906,666)	(286,000)	285,620	—	—	—	—
Granted 6,750,000 options to Steve Gordon	—	—	—	—	1,012,500	—	(1,012,500)	—	—
375,000 options vest to Steve Gordon	—	—	—	—	—	—	56,250	—	56,250
Options vest to Steve Gordon	—	—	—	—	—	—	843,750	—	843,750
Options vest to Daniel Aharonoff for services	—	—	—	—	—	—	12,600	—	12,600
Issued 48,458,149 shares to Langley Park Investment Trust	48,458,149	9,692	—	—	10,990,308	—	—	—	11,000,000
Granted 300,000 options to MacReport.net, Inc.		—	—	—	—	—	(18,000)	—	(18,000)
Issued 150,000 shares to MacReport.net, Inc.	150,000	30	—	—	17,970	—	—	—	18,000
Options vest to MacReport.net, Inc.							600	—	600
Comprehensive loss:
Net loss		—	—	—	—	—	—	(12,457,539)	(12,457,539)
Foreign currency translation gain		—	—	—	—	15,119	—	—	15,119
Unrealized gain on marketable securities	—	—	—	—	—	961,445	—	—	961,445
Comprehensive loss:									(11,480,975)
Balance at December 31, 2004	256,490,986	$51,297	—	$—	$30,343,473	$1,002,764	$(134,100)	$(25,083,224)	$6,180,210

See accompanying notes to consolidated financial statements.

AVENUE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2004	Year Ended December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,457,539)	$(4,691,177)
Income from discontinued operations	(54,723)	(73,186)
Gain on sale of discontinued operations	(584,874)
Loss from continuing operations	(13,097,136)	(4,764,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	13,523	20,289
Impairment loss on investment in Langley Park	9,366,355	—
Impairment loss on oil well and oil well leases	1,545,035	1,453,297
Non-monetary compensation	895,200	408,800
Interest expense related to convertible debentures	—	1,300,000
Income related to termination of license agreement	(105,000)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	16,900	45,020
Decrease (increase) in prepaid expenses	3,464	(8,370)
(Decrease) increase in accounts payable	(7,678)	51,091
Increase (decrease) in accrued expenses	99,565	(80,060)
Net assets of discontinued operations	—	(28,659)
Net Cash Used In Operating Activities	(1,269,772)	(1,602,955)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Turkish oil leases	(1,047,642)	(3,054,784)
Investment in Roo Group, Inc.	—	(208,500)
Purchases of fixed assets	(17,806)	(17,287)
Proceeds from sale of Australian marketable securities	54,920	—
Net Cash Used In Investing Activities	(1,010,528)	(3,280,571)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received (payments made) from notes payable	213,975	(500,000)
Proceeds from issuance of convertible debt	—	1,300,000
Proceeds received from issuance of common stock, net	300,000	3,201,524
Proceeds from stock to be issued	—	486,000
Proceeds from issuance of stock options	—	100,000
Net Cash Provided By Financing Activities	513,975	4,587,524

Effect of foreign currency translation on cash	16,314	18,352

Net Decrease In Cash	(1,750,011)	(277,650)

CASH AT BEGINNING OF YEAR	1,870,125	2,147,775

CASH AT END OF YEAR	$120,114	$1,870,125

See accompanying notes to consolidated financial statements.

AVENUE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Year Ended December 31, 2004	Year Ended December 31, 2003
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 250,000 shares of common stock for placement fees	$—	$(158,750)
Issuance of 8,667,667 shares of common stock for the cancellation of debt, net of discount	$—	$1,302,186
Issuance of 48,458,149 shares of common stock for investment in Langley Park Investments PLC	$11,000,000	$—
Sale of Bickhams Media (a former wholly-owned subsidiary) see Note 3	$728,000	$—
Issuance of 150,000 shares of common stock for consulting services	$18,000	$—

See accompanying notes to consolidated financial statements.

AVENUE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2004 AND 2003

NOTE 1  COMPANY BACKGROUND AND BUSINESS PLAN

Avenue Group, Inc. (the “Company”) was incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development businesses through interests in our operating subsidiary, Avenue Energy, Inc. In addition, we have an interest in the e-commerce and digital media business through our 17% equity interest as of April 18, 2005 in ROO Media Corporation and through our 50.1% equity interest as of April 18, 2005 in Stampville.com, Inc. We have two wholly-owned subsidiaries, I.T. Technology Pty. Ltd., which furthers our operations in Australia; and Avenue Energy, Inc., which was formed to broaden our strategic focus and pursue potential growth and investment strategies in the oil and gas sector. Except as expressly indicated to the contrary, references to “we,” “us,” or “our” contained in this document include Avenue Group, Inc. and/or our wholly owned subsidiaries.

As part of our shift to a broader strategic focus, during the second half of 2002 we began to consider acquisitions, of and investments in, oil and gas exploration and production entities. In November 2002, we formed Avenue Energy, Inc. to pursue this line of business. Avenue Energy has entered into agreements with the Sayer Group, experienced in oil and gas exploration and as oil and gas operating professionals in Turkey. Pursuant to these agreements, we initially acquired a 50% interest in the Karakilise license and other exploration and production licenses and leases in Turkey. These leases and licenses were granted to Avenue Energy pursuant to an option to acquire interests in up to 31 other oil and gas properties in Turkey as well as an option to invest in future exploration and production licenses acquired by the Sayer Group in Turkey, provided we remain a rights holder in an exploration or production lease with the Sayer Group. In October 2004, Avenue Energy reduced its existing and ongoing obligations to fund activities at the Karakilise license and its participation interests in this license from 50% to 15%. (Subsequent to December 31, 2004, Avenue Energy reduced its interest in the Karakilise license to 10.5%. See “Subsequent Events.”) Following the amendments, Avenue Energy has a participation interest in 12 oil and gas leases and licenses in Turkey. These licenses and leases include the Karakilise Licenses and a 50% participation interest in the Gercus, Rubai, Kilis and Arpatepe Licenses.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Avenue Group, its wholly-owned subsidiaries and the accounts of Stampville which as of December 31, 2004 and 2003 was 50.1% owned and of VideoDome which was a 50% subsidiary until its sale on September 10, 2004. The losses allocated to the minority stockholders of Stampville and the 50% stockholders of VideoDome exceeded the remaining minority interest and the excess has been allocated to the Company. All material intercompany accounts and transactions have been eliminated.

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

(C) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash, accounts payable, accrued expenses and debt, approximates their fair values at December 31, 2004 and December 31, 2003 due to the relatively short-term nature of these instruments.

AVENUE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2004 AND 2003

(D) MARKETABLE SECURITIES

Investments in Australian marketable securities, Langley Park and ROO Group, Inc. have been designated as available for sale. These securities are reported at market value or fair value, as determined by the closing market price of the related investment, with net unrealized gains and losses included in equity as other comprehensive income (loss). Net unrealized gain (loss) for the years ended December 31, 2004 and 2003 were $961,445 and $57,227, respectively. The Company reviews all of its investments for any unrealized losses deemed to be other than temporary. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses on investments are determined using the specific identification method. During the year ended December 31, 2004, the Company determined that the loss in market value relating to Langley Park was other than temporary and recognized a permanent impairment amounting to $9,366,355 for the year ended December 31, 2004. See Notes 3 and 9(B).

(E) FIXED ASSETS

Fixed assets are stated at cost. Depreciation is provided for using the straight-line method of accounting over the estimated useful lives ranging from 3 to 7 years.

(F) IMPAIRMENT OF LONG-LIVED ASSETS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This pronouncement superceded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of and was required to be adopted on January 1, 2002. SFAS No. 144 retained the fundamental provisions of SFAS No.121 as it related to assets to be held and used and assets to be sold. SFAS No. 144 requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. When an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value. Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than a forced or liquidation sale.

The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as availability of suitable financing to fund acquisition and development activities. The realization of the Company’s revenue producing assets is dependent upon future uncertain events and conditions, and accordingly, the actual timing and amounts realized by the Company may be materially different from their estimated value.

For the years ended December 31, 2004 and December 31, 2003, the Company recorded an impairment loss of $1,296,703 and $1,453,297, respectively, relating to its oil and gas activities (See Note 7).

(G) INVESTMENT AND OIL AND GAS OPERATIONS

The Company accounts for its investment in Turkish oil leases under the cost method of accounting.

(H) REVENUE RECOGNITION

Revenues and related costs for digital media and e-commerce sales are recognized when products are shipped or services are rendered to the customer.

Revenues from the Company’s Turkish oil leases are recognized when the Company receives its distributable share of income generated by the oil and gas operations.

AVENUE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2004 AND 2003

(I) FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company’s Australian subsidiary are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in affect during the period. Resulting translation adjustments are recorded as a component of accumulated comprehensive income (loss) in stockholders’ equity.

(J) INCOME TAXES

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

At December 31, 2004, the Company had federal net operating loss carryforwards amounting to approximately $12,156,000 which expire in 2021 through 2024. The Company has recorded a full valuation allowance against deferred tax assets (approximately $4,133,000 using a Federal tax rate of 34%) resulting from the net operating loss carryforwards, because the realization of such deferred tax assets is not considered more likely than not.

(K) LOSS PER COMMON SHARE

Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each year. Common stock equivalents are not included in the computation of diluted net loss per common share because the effect would be anti dilutive.

(L) STOCK-BASED COMPENSATION

The Company recognizes compensation expenses for its stock options plan using the intrinsic value method of accounting. Under the terms of the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date, over the amount an employee must pay to acquire the stock.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of SFAS Statement No. 123, “Accounting for Stock Based Compensation” which provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

Companies choosing the intrinsic-value method are required to disclose the pro forma impact of the fair value method on net loss. The pro forma effect on net loss and loss per share are as follows for the years ended December 31:

	2004	2003

Net loss as reported	$(12,457,539)	$(4,691,177)
Pro forma net loss	$(12,817,539)	$(4,773,677)

Loss per share as reported	$(0.06)	$(0.03)
Pro forma loss per share	$(0.06)	$(0.03)

AVENUE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2004 AND 2003

The fair value of options granted during the years ended December 31, 2004 and 2003 was estimated on the date of grant, using the Black-Scholes pricing model with the following assumptions:

	2004	2003

Weighted average of expected risk-free interest rates	3.00%	3.00%
Expected years from vest date to exercise date	3	2 - 3
Expected stock volatility	82%	59%
Expected dividend yield	0%	0%

(M) RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this SFAS is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”. The remaining provisions of this SFAS are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This SFAS shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

In January 2003, and as revised in December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” “Interpretation No. 46”), an interpretation of Accounting Research Bulletin (“ARB”) No. 51”, “Consolidated Financial Statements.” Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through another interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses. Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

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

AVENUE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2004 AND 2003

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled “Qualifying Special Purpose Entities (“QSPE”) and Isolation of transferred Assets”, an amendment of SFAS No. 140 (“The Exposure Draft”). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity’s obligation to beneficial interest holders.

In December 2004, the FASB issued a revised SFAS No. 123, Accounting for Stock-Based Compensation, which supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005 for small business public entities and nonpublic companies.

Management does not expect these recent pronouncements to have a material impact on the Company’s consolidated financial position or results of operations.

(N) GOING CONCERN

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $(12,457,539) and a negative cash flow from operations of $(1,269,772) for the year ended December 31, 2004, and has an accumulated deficit of $(25,083,224) and a working capital deficiency of $(362,904) as of December 31, 2004. These matters raise substantial doubt about its ability to continue as a going concern.

The Company is dependent on the proceeds of recent private placements and/or debt or equity financing or alternative means of raising working capital to finance its operations. Management plans to rely on the proceeds of recent private placements, loans from affiliates, at their discretion, and debt or equity financing to fund its operations. However, there is no assurance that the Company will be successful in achieving any such financing or raising sufficient capital to fund its operations and the further development of the Company. The Company completed private placements during 2004 for the sale of common stock. (See Note 9) The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(O) CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash described below.

At December 31, 2004 the Company had cash balances with a bank in excess of the $100,000 limit insured by the Federal Deposit Insurance Corporation of $17,410. Based on credit worthiness of the financial institutions with which it does business, the Company believes it is not exposed to any significant risk.

AVENUE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2004 AND 2003

NOTE 3  INVESTMENT IN ROO GROUP, INC.

On April 30, 2002, the Company reached an agreement with its then President and Chief Executive Officer, Mr. Robert Petty pursuant to which Mr. Petty resigned from all positions with the Company and its affiliates to pursue the further development of ROO Media Corporation, Inc., (“ROO Media”) a company owned and controlled by him. ROO Media is a provider of digital media solutions and technology. Pursuant to this agreement, the Company exercised an existing option to acquire a 25% equity interest in ROO Media and certain stock options previously granted to Mr. Petty and his affiliates became vested. In connection with the agreement, the Company recorded an $8,500 investment in ROO Media. Subsequently, in November, 2003, the Company made a further investment of $200,000 in ROO Media, enabling it to merge with the publicly traded Virilitec Industries, Inc. This resulted in the Company owning 40,000,000 shares (approximately 25%) of common stock in the newly merged entity, now known as ROO Group, Inc. ROO Media is operated independently and the Company does not exercise managerial or operational control over ROO, nor does it intend to do so in the future.

On September 10, 2004, the Company entered into an agreement with ROO Media for the sale of all its shares in its wholly-owned subsidiary, Bickhams Media, Inc., which holds 50% of the outstanding shares of VideoDome, in exchange for $300,000, 4,000,000 shares of ROO Media’s restricted common stock and ROO Media’s assumption of an existing $288,000 promissory note of VideoDome.  In connection with this sale, the Company recorded a gain on sale of discontinued operations of $584,874 (see Note 6). In addition, pursuant to the aforementioned agreement, ROO Media issued an additional 13,000,000 shares of ROO Media’s restricted common stock to the Company in exchange for the Company’s termination of certain registration rights with respect to ROO Media shares owned by it. The Company recorded additional income of $105,000 arising out of receiving these additional shares of common stock in ROO Media in connection with its termination of these registration rights.

In November 2004, the Company assigned 839,517 shares of the common stock of ROO to one of its executive officers in lieu of compensation owed to him in the amount of $45,250.

We believe that the carrying amount of our investment in 46,160,483 shares of ROO Media as of December 31, 2004, approximates its fair value. The Company recorded the carrying amount of its investment based upon a 50% discount to the closing price of $0.06 per share of ROO Media’s common stock as of December 31, 2004. The following factors were considered in determining fair value: (i) the common stock in the newly merged ROO Media is thinly traded, (ii) the stock held by us is currently restricted common stock and (iii) our investment is illiquid because it has a significant ownership block in ROO Media of approximately 25% of the outstanding common stock, as described above. We will continue to evaluate the fair value of its investment in ROO Media in the future. Managements’ estimate of the fair value of its investment could change and based upon current circumstances could potentially have a material effect on our consolidated financial condition. Subsequent to year end we sold 12,500,000 shares of ROO Media common stock in connection with severance arrangements with a former officer of the Company. For a further discussion of this transaction, see Note 13 “Subsequent Events.”  Also, see Note 2(D).

NOTE 4  FIXED ASSETS

Fixed assets at December 31 consists of the following:

	2004	2003

Office and computer equipment	$168,184	$132,000

Less: accumulated depreciation	(121,534)	(88,439)

Fixed assets, net	$46,650	$43,561

Depreciation and amortization expense for the years ended December 31, 2004 and 2003 amounted to $13,523 and $20,289, respectively.

AVENUE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2004 AND 2003

NOTE 5  INVESTMENT IN STAMPVILLE.COM, INC.

The Company currently owns 50.1% of Stampville. In March 2002, in view of the limited financial resources available for the Company to direct toward Stampville and after reviewing possible alternatives, the Company commenced a restructuring of Stampville’s operations and supervision of substantially all of Stampville’s activities reverted back to its founders in New York. Through December 2004, Stampville had an agreement with the Inter-Governmental Philatelic Corporation (IGPC) whereby IGPC would provide stamp sheets as well as additional services to Stampville. This agreement terminated in December 2004.

NOTE 6  DISCONTINUED OPERATIONS

On September 10, 2004, the Company entered into an agreement with ROO Media for the sale of all the Company’s shares in its wholly-owned subsidiary, Bickhams Media, Inc., which held 50% of the outstanding shares of VideoDome.com Networks Inc. (VideoDome), a digital video streaming company based in Los Angeles, in exchange for $300,000 (of which $250,000 was received in September 2004 and $50,000 was received in November 2004), 4 million shares of ROO Media’s restricted common stock valued at $140,000 and ROO Media’s assumption of a an existing $288,000 promissory note of VideoDome. In addition, ROO Media agreed to issue an additional 3 million shares of ROO Media’s restricted common stock valued at $105,000 to the Company in exchange for the Company’s termination of certain registration rights with respect to ROO Media shares owned by it. This amount is included in other income for the year ended December 31, 2004. ROO Media is an independently operated provider of digital media solutions and technology. Also see Note 3.

The sale transaction resulted in a gain of $584,874, which has been included in the consolidated statement of operations for the year ended December 31, 2004 as a gain from sale of discontinued operations.

NOTE 7  AVENUE ENERGY

As part of the Company’s shift to a broader strategic focus, in November 2002, the Company formed a wholly owned subsidiary, Avenue Energy to pursue acquisitions of and investments in oil and gas exploration and production entities.

On November 18, 2002, the Company entered into a Farmin and Participation Agreement with Sayer Group Consortium and Middle East Petroleum Services Limited. Pursuant to the terms of the agreement we paid $250,000 in November 2002 and acquired an option that ultimately allowed us to participate in and acquire a 45% working interest in up to 31 exploration licenses and 2 production leases held by the members of the Sayer Group in Turkey, as well as the option to participate with a 45% interest in oil and gas properties or rights acquired by the Sayer Group in the future, so long as we continue to be an active right holder in an exploration or production lease with the Sayer Group. In connection with the Company’s investment, $47,219 of registration expenses were capitalized for the year ended December 31, 2003 and $109,500 of legal expenses were capitalized for the year ended December 31, 2002, since such costs were directly related to the acquisition of the interest.

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

AVENUE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2004 AND 2003

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

In addition, as a result of the Company’s exercise of the option with respect to the Tosun-1 well, it had an option to acquire up to a 45% participating interest in the Karakilise-1 well and license located in the Diyarbakir petroleum district in southeast Turkey. On April 17, 2003, the Company exercised the Karakilise option. Spudding of the Karakilise-1 well occurred in late June 2003. The total exercise price of the Karakilise-1 well and license option was $2,000,000 due in installments based upon the progress of the drilling of this well. Pursuant to the Farmin Agreement as amended again in July 2003, the Company completed payments on the full exercise of this option in September 2003. This well went into commercial production in September 2003. As a result, the Company was also required to fund an additional $187,164 towards completion costs. In September 2003, the Company paid $100,000 of this amount and pursuant to arrangements reached with the Sayer Group, the remaining balance of $87,164 was funded from the Company’s share of the proceeds of crude oil sales from Karakilise-1. For the year ended December 31, 2003, Avenue Energy received $157,682 for its distributed share of the net profits from crude oil sales and remitted the amounts to the Sayer Group as an additional investment. The amount is also included in revenues in the accompanying consolidated statements of operations.

The well is producing good quality light crude (32.5 API). As at March 31, 2005 approximately 34,000 barrels of oil had been produced. The Sayer Group sells the Karakilise crude on behalf of the joint venture to the refinery at a price which reflects world parity in the month preceding the sale, plus transportation costs to the refinery gate, adjusted for crude quality. Due to the limited amount of geological information available at the present time, there has been no determination made as to any reserve estimates at Karakilise. This will likely require the drilling of additional wells under the license. (See Note 13).

Aladdin Middle East (“AME”) has constructed two storage tanks with 5000 barrel capacity both at the Karakilise-1 well-site and purchased a 2 x 10,000 barrel mixing and storage facility at the Tupras-owned Batman refinery. This refinery was built for heavy crude from the Raman fields and our light Karakilise crude requires mixing with heavier oils to enable it to be processed by this refinery.

Karakilise-1 is still not producing at the earlier anticipated rates. Monitoring of the reservoir behavior has indicated that a barrier probably exists at reservoir level near the well bore, which significantly impedes the flow of oil in the reservoir towards the well bore. This barrier is likely to be a small fault cutting through and sealing, the producing reservoir. The oil flow may also be restricted due to the well’s only partial intersection of the oil column as the well did not intersect an oil/water contact. This implies that the actual oil column is likely to be thicker than the well intersection.

The operator, AME will monitor the Karakilise-1 well at its recent production rate of approximately 25-50 BOPD with an equivalent amount of formation water until the Karakilise-2 well has been drilled and more information is available on reservoir behavior and the thickness of the oil pay in the field.

Following delays and uncertainties concerning the spudding date of the Karakilise-2 well and the previously outstanding matters with SGC in relation to field infrastructure and operating expenses, Avenue Energy and Sayer Group finalized a series of amendments to existing agreements in October 2004, whereby Avenue reduced it’s existing and ongoing obligations to fund activities at the Karakilise license and its participation interests at this

AVENUE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2004 AND 2003

license from 50% to 15%. These reduced obligations include the infrastructure improvements and operational costs at the Karakilies-2 well, which commenced drilling on November 3, 2004; as well as the additional drilling and operating costs with respect to the Karakilise-2 well. The Sayer Group has applied amounts previously paid by Avenue towards the settlement of these matters, such that Avenue Energy has now funded its share of such costs through the end of the September quarter and it has also funded its share of drilling the Karakilise-2 well. In the event of a discovery at the Karakilise-2 well, Avenue will be required to pay approximately a further $90,000, representing its proportionate share of completion costs of such well.

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

The Company previously reported that the Sayer Group was working through the necessary process to obtain an extension for the North Rubai prospect, which is located close to the tri-nation boundary point of Turkey, Iraq and Syria. In August the Sayer Group notified the Company that the General Directorate of Petroleum Affairs has in fact granted such extension until May 30, 2005 for the drilling of this prospect.

The Company reviews the status of its licenses periodically to determine if an impairment of its investment is necessary. In the year ended December 31, 2004, the Company recorded an impairment loss of $1,545,035 in connection with licenses that had either lapsed or been relinquished. This impairment loss includes a charge of $1,296,703 in connection with the Company’s Tosun Licence (acquired in 2002 under the Farmin Participation Agreement with the Sayer Group) in Turkey following the expiration of a previous extension granted in connection with the license as well as an impairment charge of $248,332 following a reallocation of its investment in oil leases to account for the retroactive reduction in its participation interest in the Karakilise license to 15%.

Agreement to Purchase 36% Interest in Black Swan Petroleum

Pursuant to Stock Purchase Agreement dated November 11, 2002, Avenue Energy agreed to acquire from a company controlled by Dr. Jaap Poll 36% of the outstanding capital stock of Anzoil (Thailand) Pty Ltd., now known as Black Swan Petroleum, in exchange for 20 million shares of the Company’s common stock. Black Swan Petroleum’s assets included a contract to acquire: (i) 100% of the offshore petroleum concession Block B7/38 located in the Gulf of Thailand and (ii) a letter of credit for approximately US $1.8 million in cash. The shareholders of Black Swan will be required to contribute their proportionate share of the obligations of Black Swan with respect to the development of the oil and gas concession which are expected to be approximately $2.7 million (a total of $4.5 million less the anticipated draw down on a letter of credit of approximately $1.8 million). These funds were to be initially utilized to fund the drilling of the first commitment well, which was not expected to commence before the fourth quarter 2004. The closing of the sale of the Black Swan Petroleum shares was subject to the satisfaction by the seller of a number of conditions of closing which could not be met. As a result of this and subsequent delays, the Stock Purchase Agreement was terminated and the transaction contemplated by the Agreement will no longer proceed.

NOTE 8  NOTES AND LOANS PAYABLE

On August 1, 2000, the Company borrowed $150,000 from Instanz Nominees Pty. Ltd. (“Instanz”), a related party at that time. The loan bears interest at the rate of ten percent (10%) per annum. In November, 2002, the Company repaid $100,000 of this note from the proceeds of a private placement, leaving a balance payable of principal and

AVENUE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2004 AND 2003

interest of $109,585 and $93,621 at December 31, 2004 and 2003, respectively. Upon mutual agreement of the parties, this loan and accrued interest payable, shall be repaid only after the Company has received additional financing and at that time upon the mutual agreement of the Company’s Board of Directors and Instanz.

In order to fund the further development of its oil and gas activities, during 2003 and 2004, the Company entered into Agreements with an affiliate of its Chief Executive Officer, Levi Mochkin, pursuant to which it had been provided with a limited draw down facility. In 2003 this was a facility of $500,000, which was not drawn upon and has expired. The Company had a new unsecured facility of up to $750,000 available to it, to be drawn down between March and May of 2004 in connection with its continued exploration activities in the Republic of Turkey. The Company did not draw upon this facility and the facility expired in May 2004.

In June and July 2004, the Company borrowed an aggregate of $209,474 from an affiliate for working capital purposes. The loans bear interest at the rate of nine percent (9%) per annum. The loans will be repaid only after the Company has received additional financing and at that time upon the mutual agreement of the Company’s Board of Directors and the affiliate.

NOTE 9  CAPITALIZATION

(A) PREFERRED STOCK

The Company has authorized the issuance of 25,000,000 shares of preferred stock, par value $.001 per share. The Board of Directors of the Company has the right to create one or more series of preferred stock and to determine the rights, preferences and privileges of any such series. No shares of preferred stock are currently outstanding.

(B) COMMON STOCK

2004

In January and February 2004, the Company issued an aggregate of 3,906,666 shares of its common stock to be issued in connection with the private placements of its common stock for the aggregate proceeds of $586,000 received in prior years.

In March 2004, the Company entered into a three year part-time, non-exclusive Employment Agreement with an individual pursuant to which the individual agreed to provide the Company with financial, capital markets, strategic planning, public relations, investor relations, general business management and corporate financial services in Canada. Compensation for the services under the employment agreement is from the grant of stock options to the individual in March 2004 to purchase 6,750,000 shares of common stock at $0.15 per share which at the time of grant had a total fair value of $1,012,500. Of the total options granted, 2,250,000 were granted pursuant to the Company’s 2000 Stock Option Plan and were not deemed vested until the filing of a registration statement in connection with the Plan, which was filed on April 26, 2004. The remaining 4,500,000 options were granted outside of the Plan and vested monthly over twelve months from the date of grant. As of December 31, 2004, 3,750,000 of the options granted outside of the Plan were fully vested. All of the options granted outside of the Plan were fully vested as of February 8, 2005. In connection with the grant, the Company expensed the vested intrinsic value of $900,000 for the year ended December 31, 2004. The remaining unamortized balance of $112,500 is included in the consolidated balance sheet as deferred compensation.

In July 2004, we entered into an agreement with a newly formed London-based investment trust, Langley Park Investment Trust (“Langley”) for the sale in a private placement of 48,458,149 shares of our common stock in exchange for 6,057,269 ordinary shares of Langley valued at (pound)1.00 per share or $11 million. As part of the transaction, Langley entered into a “lock-up” agreement with us pursuant to which it has agreed not to trade our shares that it received as a result of this transaction for a period of two years from the closing date of the sale. Fifty percent of the shares issued by Langley to us will be held in escrow for two years following the closing and in the event the price per share of our common stock at such time is less than it was at the time of the closing

AVENUE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2004 AND 2003

(approximately $0.23 per share), Langley shall be entitled to receive out of escrow a percentage of our shares from escrow equal to the percentage of such decline. The remaining Langley shares held in escrow shall be released to us at such time.

The Company recorded an impairment loss of $9,366,355 relating to the Langley shares. Also see Note 2(D).

In November 2004, the Company entered into a one-year consulting agreement with a financial services company, which consultant is to provide the Company with public relations and business development advice and related services.  As compensation for these services, the Company issued the consultant options to purchase 300,000 shares of common stock at an exercise price of $0.06 per share. These options were fully vested and fully exercisable as of the grant date, but the Company is amortizing the intrinsic value of $18,000 over the life of the consulting agreement. The remaining unamortized balance of $17,400 is included in the consolidated balance sheet as deferred compensation. In November 2004, the holder of these options exercised 150,000 of these options utilizing the "stock withholding exercise" and, in connection therewith, the remaining 150,000 options were cancelled.

2003

Pursuant to the terms of consulting agreements entered into in September, 2003, the Company issued an aggregate of 200,000 shares of its restricted common stock in private placements to the consultants for services. The Company recorded compensation expenses in connection with these agreements of $109,600 based on the closing market price of the Company’s common stock on the date of the stock issuances.

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

In the year ended December 31, 2003, the Company entered into agreements with accredited investors in private placements pursuant to which it had an aggregate of 21,123,667 shares of its restricted common stock issued or to be issued at $.15 to $.25 per share. This resulted in proceeds of $3,687,524. Proceeds from the offering were principally utilized to fund Avenue Energy’s oil and gas activities in Turkey and for working capital.

Pursuant to the terms of consulting agreements entered into in September 2003, the Company issued an aggregate of 200,000 shares of its restricted common stock in private placements to the consultants for services. The Company recorded compensation expenses in connection with these agreements of $109,600 based on the closing market price of the Company’s common stock on the date of the stock issuances.

In July 2003, the Company issued 1,000,000 shares of common stock to Robert Petty and ROO Media in connection with the exercise of 1,000,000 stock options for $100,000. These options had an exercise price of $0.10 per share.

2003 AND 2004 RELATED PARTY TRANSACTIONS

(C) CONVERTIBLE NOTES

On April 15, 2003, the Company entered into a purchase agreement with an accredited investor, for the sale of a $1.3 million principal amount of one year convertible notes bearing interest at a rate of 3.5%, in a private placement, to assist with the financing of drilling operations in Turkey. The purchase agreement was amended on September 15, 2003; pursuant to which the purchaser funded the balance due under the agreement and cancelled the original $1,300,000 of notes issued to him in return for a new $1.3 million convertible note which was immediately convertible into the Company’s restricted common stock at a price of $0.15 per share. Shortly after receipt of the new convertible note the purchaser converted the entire principal amount thereof at $0.15 per share into 8,666,667 shares of the Company’s restricted common stock.

AVENUE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2004 AND 2003

The convertible note contained a beneficial conversion feature computed at its intrinsic value that is the difference between the conversion price and the fair market value of the Company’s common stock as determined by the closing market price on the note issuance date, multiplied by the number of shares into which the debt is convertible.

Since the beneficial conversion feature was to be settled by issuing equity, the amount attributed to the beneficial conversion feature, which was limited to the face amount of the note of $1,300,000, was recorded in September 2003 as interest expense and additional paid-in capital on the issuance date.

NOTE 10 STOCK OPTIONS AND OTHER AGREEMENTS

(A) STOCK OPTIONS

In April 2000, the Company’s Board of Directors authorized the issuance of up to 8,250,000 shares of common stock in connection with the Company’s Stock Option Plan (the “Plan”). The Plan became effective on February 14, 2001 in connection with the Company’s effective registration statement on Form SB-2. On December 24, 2002, stockholders approved an amendment to the Plan, enabling the Board as currently configured without non-employee directors to grant options under the Plan and to increase the number of shares authorized for grant from 8,250,000 to 15,000,000. The Company intends to grant options under the Plan to officers, directors, employees and consultants of the Company.

The Company’s stock option plan is subject to the provisions of SFAS No 123, Accounting for Stock-Based Compensation. Under the provisions of this standard, employee and director stock-based compensation expense is measured using either the intrinsic-value method as prescribed by APB Opinion No. 25, Accounting for Stock

Issued to Employees and related Interpretations, or the fair value method described in SFAS No. 123. The Company has elected to account for its employee and director stock-based awards under the provisions of APB Opinion No. 25. Under APB Opinion No. 25, compensation cost for stock options is measured as the excess, if any, of the fair value of the underlying common stock on the date of grant over the exercise price of the stock option.

During the years ended December 31, 2004 and 2003, the Company granted the options in the following transactions:

In December 2003, 150,000 options were granted under the Plan to Daniel Aharonoff, the Company’s Executive Vice President of Information Technology and immediate past President. These options vest at various intervals through 2005 and are conditioned upon Mr. Aharonoff’s continued employment with the Company. These options are exercisable at $0.25 per share and 120,000 options have been vested with Aharonoff as of December 31, 2004. In connection with the grant, the Company expensed the vested intrinsic value of $12,600 and $4,200 for the years ended December 31, 2004 and 2003. The remaining unamortized balance of $4,200 is included in the consolidated balance sheet as deferred compensation.

In March 2004, the Company entered into a three year part-time, non-exclusive Employment Agreement with an individual pursuant to which the individual agreed to provide the Company with financial, capital markets, strategic planning, public relations, investor relations, general business management and corporate financial services in Canada. Compensation for the services under the employment agreement is from the grant of stock options to the individual in March 2004 to purchase 6,750,000 shares of common stock at $0.15 per share. Of the total options granted, 2,250,000 were granted pursuant to the Company’s 2000 Stock Option Plan and are not deemed vested until the filing of a registration statement in connection with the Plan, which was filed on April 26, 2004. The remaining 4,500,000 options were granted outside of the Plan and vested monthly over twelve months from the date of grant. As of December 31, 2004, 3,750,000 of the options granted outside of the Plan were fully vested. All of the options granted outside of the Plan were fully vested as of February 8, 2005. In connection with the grant, the Company expensed the vested intrinsic value of $900,000 for the year ended December 31, 2004. The remaining unamortized balance of $112,500 is included in the consolidated balance sheet as deferred compensation.

AVENUE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2004 AND 2003

On November 8, 2004, the Company entered into a one-year consulting agreement with a financial services company for investor relations, public relations and general business consulting services. Pursuant to this agreement, the Company granted options to this company to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.06 per share. These options are fully vested and fully exercisable as of the grant date, but the Company is amortizing the value of $18,000 over the life of the consulting agreement. The remaining unamortized balance of $17,400 is included in the consolidated balance sheet as deferred compensation. In November 2004, the holder of these options exercised 150,000 of these options utilizing the “stock withholding exercise” and, in connection therewith, the remaining 150,000 options were cancelled.

Subsequent to year end, we granted options to purchase an additional 1,800,000 shares of our common stock under the Plan to one of our directors in exchange for consulting services to be provided by him. For further information regarding this option grant see Item C of “Subsequent Events” below.

The following table is a summary of stock option transactions for 2004 and 2003:

	Number of Shares	Weighted average exercise price per share

Options outstanding at January 1, 2003	1,000,000	$0.10
Granted	150,000	$0.25
Exercised	—	—
Canceled	—	—
Balance at December 31, 2003	1,150,000	$0.12
Granted	7,050,000	$0.15
Exercised	150,000	$0.12
Canceled	300,000	$0.18
Balance at December 31, 2004	7,750,000	$0.14

At December 31, 2004, outstanding stock options totaled 7,750,000, of which options to purchase 7,000,000 options were fully vested and exercisable.  All employee options were fully vested as of February 8, 2005. The following table summarizes information about outstanding stock options at December 31, 2004:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Outstanding as of December 31, 2004	Weighted average exercise price per option	Weighted Average remaining contractual life (years	Exercisable as of December 31, 2004	Weighted average exercise price per option

$0.10 -$0.15	7,750,000	$0.14	2.18	7,000,000	$0.15

(B) OTHER AGREEMENTS

On September 1, 2002, pursuant to the authorization of the Board of Directors, the Company entered into a three year non-exclusive employment agreement with Jonathan Herzog, its Executive Vice President, pursuant to which Mr. Herzog has been engaged on a part-time basis and receives a base salary of $6,000 per month (“Base Salary”), which is subject to an upward adjustment to a maximum of $9,000 per month in the event Mr. Herzog’s services on behalf of the Company require an increased time commitment during any month. The employment agreement also provides for severance pay, upon termination without cause, not to exceed the lesser of the Base Salary due for the remainder of the term or eighteen month’s Base Salary. In February, 2005 the parties agreed to terminate this agreement. See “Subsequent Events” below.

AVENUE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2004 AND 2003

On November 11, 2002 the Company’s subsidiary, Avenue Energy entered into a two-year non-exclusive consulting agreement, effective as of October 15, 2002, with Dormley Pty Ltd an entity controlled by Dr. Jaap Poll, to provide Dr. Poll’s services on a part-time basis to Avenue Energy as its Director of Exploration. Also see Note 1. Pursuant to the terms of the Consulting Agreement, Dormley is to be compensated at a rate of $6,800 per month in fees, plus $1,000 per month as reimbursement for its office expenses. The consulting agreement also provides for severance pay upon termination without cause, equal to: (i) six months of fees in the event Avenue Energy ceases to be in the oil and gas exploration and development business or (ii) twelve months of fees for any other reason. This agreement expired in accordance with its terms in October 2004.

Effective as of January 1, 2003, the Company through its subsidiary Avenue Energy engaged the services of Ledger Holdings Pty Ltd, of which Levi Mochkin is a Director, on a month-to-month basis as a consultant to Avenue Energy pursuant to which Mr. Mochkin served as Avenue Energy’s Director of Operations. Subsequently in October 2003, Mr. Mochkin was appointed as the Company’s President and Chief Executive Officer. Ledger is compensated at a rate of $10,000 per month in fees, plus $2,000 per month in the form a discretionary expense allowance.

NOTE 11 SEGMENTS

The Company operates in three segments, including investments in oil and gas and e-commerce. See Note 1 for further description.

	Ave. Energy Oil & Gas	Stampville E-Commerce	Ave Group & IT Tech Aust Corporate	Consolidated

December 31, 2004
Revenues, net	$66,865	$19,212	$—	$86,077
Operating income/(loss)	(1,963,693)	(527)	(1,903,958)	(3,868,178)
Depreciation and amortization	550	—	12,973	13,523
Interest expense, net	—	—	(17,107)	(17,107)
Capital expenditures	1,047,642	—	17,806	1,065,448
Total assets	3,220,560	1,262	3,534,935	6,756,757

December 31, 2003
Revenues, net	$157,682	$31,442	$—	189,124
Operating income/(loss)	(2,079,763)	3,339	(1,350,737)	(3,466,678)
Depreciation and amortization	236	—	10,477	10,713
Interest expense, net	—	—	1,301,697	1,301,697
Capital expenditures	3,054,784	—	6,154	3,060,938
Total assets	3,722,082	1,790	2,218,396	5,942,268

NOTE 12 OFFICE LEASE

Our principal executive offices are located in Encino, California. In March, 2004 we signed a new one year lease covering this office space of approximately 1425 square feet at a rate of $2,636 per month with an option to renew the lease for an additional year thereafter. Effective April 1, 2005, ROO assumed our obligations under this lease. We have reached a verbal agreement with ROO pursuant to which ROO agreed to provide us with office space at this location through June 30, 2005 in exchange for providing them certain office equipment. Under this arrangement, we are not required to make any rental payments to ROO.

AVENUE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2004 AND 2003

NOTE 13 SUBSEQUENT EVENTS

Separation Agreement

On February 7, 2005, Jonathan Herzog, our former Executive Vice President and a member of our Board of Directors agreed to resign from all positions he held with us and our subsidiaries.  In connection with his resignation, we entered into a Separation Agreement and General Release with Mr. Herzog pursuant to which we agreed to pay Herzog $92,250 in cash to cover certain deferred compensation owed to Herzog and to satisfy the parties respective obligations under his employment agreement with us. In addition to the cash payment, Herzog caused to be delivered to us a total of 10,000,000 shares of our common stock and paid us $125,000 in exchange for the delivery by us to Herzog of 12,500,000 shares of the common stock of ROO owned by us and a cash payment of $125,000. As of April 18, 2005, we owned 33,660,483 shares of ROO, or approximately 17% of its outstanding shares.

Appointment of New Directors

Effective February 7, 2005, following the resignation of Herzog from our Board of Directors, we amended our Bylaws to increase the authorized number of directors to four members and our current directors, Levi Mochkin and Yam-Hin (Jim) Tan, appointed Norman J. Singer and Uri A. Bar Ner to fill the vacancies in the Board. In addition, the Board named Mr. Mochkin, who at the time served as our President and Chief Executive Officer, as Chairman of the Board and appointed Mr. Tan as Secretary.

Subsequently, effective February 17, 2005, we amended our Bylaws to increase the authorized number of directors to five members and our Board of Directors elected Shaya Boymelgreen to the Board. During the last two years, Mr. Boymelgreen engaged in the following transaction with the Registrant: Mr. Boymelgreen, as Trustee for the Shaya Boymelgreen Trust, acquired 8,666,667 shares of the Registrant’s common stock upon the conversion of convertible promissory notes issued by the Registrant in the aggregate principal amount of $1,300,000, or a conversion price of $0.15 per share.

In connection with the appointment of Mr. Singer to our Board, we entered into a Directorship and Consulting Agreement dated February 7, 2005 (the “Singer Agreement”) with Mr. Singer, pursuant to which Mr. Singer agreed to serve as one of our directors. As compensation for his services as a director, Mr. Singer receives from us $2,500 per month, payable quarterly in advance, plus an option to purchase up to 1,200,000 shares of our common stock at $0.06 per share. In addition, pursuant to the Singer Agreement, Mr. Singer has agreed to provide consulting services to us on a full-time basis and for an initial term of six months in connection with the promotion and development of our oil and gas exploration operations. As compensation for his consulting services to us, Mr. Singer receives $10,000 per month payable each month in advance and receives options to purchase up to 600,000 shares of our common stock at $0.06 per share. The options granted to Mr. Singer for his consulting services vest at the rate of 100,000 shares on the first day of each calendar month commencing on February 1, 2005 and are for a term of five years commencing as of the date each block of shares vests.

In connection with the appointment of Mr. Bar Ner to our Board, we entered into a Directorship and Consulting Agreement dated February 7, 2005 (the “DFI Agreement”) with Development for Israel, LLC, a New York limited liability company (“DFI”), pursuant to which DFI agreed to make available to us the services of DFI’s founder, Mr. Bar Ner, to serve as one of our directors.  As compensation for the services of Mr. Bar Ner as a director, DFI receives $2,500 per month, payable quarterly in advance, plus 100,000 shares of our common stock per month for each month Mr. Bar Ner serves as a director during his first year of service as a director. In the event of the death of Mr. Bar Ner prior to the completion of the first year of his service as a director, his entire stock grant of 1,200,000 shares shall be vested in DFI and delivered to DFI or its legal representative.

Reduction of Interest in Karakilise-2 License

In May 2005, the Sayer Group completed a transaction with JKX Turkey (Plc), Ltd. a British company (“JKX”), to complete the Karakilise-2 well. Pursuant to this arrangement, JKX received 30% of Avenue Energy’s 15% interest

AVENUE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2004 AND 2003

in the Karakilise-2 well, or 4.5%, leaving Avenue Energy with a 10.5% interest in this well. In exchange, JKX shall reimburse Avenue Energy for 4.5% of the drilling cost to the completion point of this well and Avenue Energy will continue to be responsible for its 10.5% of the drilling costs, estimated to be approximately $2.9 million in the aggregate.

Sale of Langley Shares.

In 2005, we sold an aggregate of 2,000,000 shares of Langley held by us for gross proceeds of $552,795. The proceeds from the sale of these shares was used to fund our ongoing working capital requirements for 2005.

Consulting Agreement

Effective January 1, 2005, the Company entered into a consulting agreement with David Landauer and Reuadnal Limited of London, England. Pursuant to that agreement, Reuadnal agreed to provide business and financial services to the Company, including, but not limited to, assistance with the Company’s strategic plan and the introduction of potential investors to the Company. Mr. Landauer is an employee of Reuadnal. As consideration for these services, the Company has agreed to pay Reuadnal a consulting fee of $80,000, of which $35,000 was paid upon the effective date of the agreement and the balance of $45,000 is due and payable at the rate of $5,000 per month over the nine-month term of the agreement. The agreement expires on September 30, 2005.

EXHIBIT INDEX

3.1

Certificate of Incorporation of the Registrant, Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 dated February 14, 2000, Commission File No. 333-30364.

3.2

By-laws of the Registrant. Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 dated February 14, 2000, Commission File No. 333-30364.

3.3

Amendment to Certificate of Incorporation, incorporated by reference to Exhibit 1 to the Company’s Form 8-K Report, dated December 27, 2000, Commission File No. 30-543.

3.4

Amendment to the Company’s By-laws adopted November 6, 2000, incorporated by reference to Exhibit 3.4 of the Company’s 10K-SB for the year ending December 31, 2000 dated March 28, 2001.

3.5

Amendment to the Company’s By-laws adopted November 8, 2001 incorporated by reference to Exhibit 3.5 of the Company’s 10Q-SB for quarter ended September 30, 2001 dated November 21, 2001.

3.6

Amendment to the Corporation’s bylaws dated June 25, 2002, incorporated by reference to Exhibit 3.6 to the Company’s 10QSB dated August 12, 2002. Commission File No. 000-30-543.

10.1

The Company’s 2000 Stock Option Plan, incorporated by reference to Exhibit 10.6a of the Company’s 10K-SB for the year ending December 31, 2000 dated March 28, 2001.

10.2

Form of Registration Rights Agreement dated October 16, 2002 between I.T. Technology and named Shareholders, incorporated by reference to Exhibit 10.8 to the Company’s Form 8K dated October 17, 2002. Commission File No. 333-30364.

10.3

Registration Rights Agreement dated November 1, 2002 by and between I.T. Technology, Inc. and Perfect Optical Corporation, incorporated by reference to Exhibit 10.8(b) to the Company’s Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

10.4

Registration Rights Agreement dated November 2002 by and between I.T. Technology, Inc. and Cohero Group, incorporated by reference to Exhibit 10.8(c) to the Company’s Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

10.5

Partial Loan Satisfaction notice dated November, 2002 by and between Ledger Technologies, Inc. and I.T. Technology, Inc, incorporated by reference to Exhibit 10.9(e) to the Company’s Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

10.6

Assignment and Assumption Agreement dated November 1, 2002 by and between Ledger Technologies and Perfect Optical, incorporated by reference to Exhibit 10.9(f) to the Company’s Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

10.7

Loan Satisfaction Agreement dated November 1, 2002 by and between Perfect Optical Corporation and I.T. Technology, Inc, incorporated by reference to Exhibit 10.9(g) to the Company’s Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

10.8

Assignment and Assumption Agreement dated November 1, 2002 by and between Ledger Technologies, Pty Ltd and Cohero Group, Inc (on behalf of I.T. Technology, Inc.), incorporated by reference to Exhibit 10.9(h) to the Company’s Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

10.9

Assignment and Assumption Agreement dated November 1, 2002 by and between Sunswipe Australasia Pty Ltd and Cohero Group, Inc. (in re VideoDome Networks, Inc.), incorporated by reference to Exhibit 10.9(i) to the Company’s Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

10.10

Assignment and Assumption Agreement dated November 1, 2002 by and between Sunswipe Australasia Pty Ltd and Cohero Group (in re Stampville), incorporated by reference to Exhibit 10.9(j) to the Company’s Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

10.11

Assignment and Assumption Agreement dated November 4, 2002 by and between I.T. Technology and Cohero Group, Inc. (in re VideoDome Networks, Inc.), incorporated by reference to Exhibit 10.9(k) to the Company’s Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

10.12

Assignment and Assumption Agreement dated November 4, 2002 by and between I.T. Technology, Inc. and Cohero Group, Inc. (in re Stampville), incorporated by reference to Exhibit 10.9(l) to the Company’s Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

10.13

Partial Loan Satisfaction notice dated November 2002 by and between Instanz Nominees Pty Ltd and I.T. Technology, Inc., incorporated by reference to Exhibit 10.10(a) to the Company’s Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

10.14

Option Agreement dated April, 2002 for the issuance of up to 50,000,000 shares, incorporated by reference to Exhibit 10.11 to the Company’s Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

10.15

Asset Purchase Agreement dated January 14, 2002, incorporated by reference to Exhibit 10.21 of the Company’s Form 10KSB dated April 10, 2002. Commission File No. 000-30-543.

10.16

Agreement dated April 30, 2002 by and between the Registrant, Bickham’s Media, Robert Petty, ROO Media and Petty Consulting, incorporated by reference to Exhibit 10.22 of the Company’s Form 8K Report dated May 2, 2002. Commission File No. 333-30364.

10.17

Lock-up Agreement, incorporated by reference to Exhibit 10.24 to the Company’s Form 10QSB dated May 15, 2002. Commission File No. 000-30-543.

10.18

Investment and Merchant Banking Consulting Agreement, incorporated by reference to Exhibit 10.25 to the Company’s Form 10QSB dated May 15, 2002. Commission File No. 000-30-543.

10.19

Employment Agreement between I.T. Technology and Jonathan Herzog, incorporated by reference to Exhibit 10.26 to the Company’s Form 10QSB Report dated September 30, 2002. Commission File No. 000-30-543.

10.20

Investment and Merchant Banking Consulting Services dated November 1, 2002 by and between I.T. Technology and Tecumseh Holdings, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-KSB dated December 31, 2002. Commission File No. 000-30-543.

10.21

Stock Purchase Agreement dated November 11, 2002 by and between the Avenue Energy, Inc., a Delaware corporation, Dormley Pty Ltd and Jacob Jan Kornelis Poll, incorporated by reference to Exhibit 10.23 of the Company’s Form 8k dated November 14, 2002. Commission File No. 333-30364.

10.22

Consultancy Agreement dated November 11, 2002 by and between Avenue Energy, Inc., a Delaware corporation, Dormley Pty Ltd and Jacob Jan Kornelis Poll incorporated by reference to Exhibit 10.24 of the Company’s Form 8k dated November 14, 2002. Commission File No. 333-30364.

10.23

Option Agreement between I.T. Technology and Yam-Hin (Jim) Tan dated September 12, 2002, incorporated by reference to Exhibit 10.25 of the Company’s Form 10QSB dated November 14, 2002. Commission File No. 000-30-543.

10.24

Farmin Participation Agreement dated November 14, 2002, incorporated by reference to Exhibit 10.27 of the Company’s Form 8K filing dated November 25, 2002. Commission File No. 333-30364.

10.25

Agreement Amending Farmin & Participation Agreement dated November 14, 2002 by and between Avenue Energy, Inc., Aladdin Middle East Ltd., Ersan Petrol Sanayii A.S., Tranmediterranean Oil Company Ltd., and Guney Yildizi Petrol Uretim Sondaj Muteahhitlik ve Ticaret A.S., collectively referred to as the Sayer Group Consortium and Middle East Petroleum Services Limited, incorporated by reference to Exhibit 10.1 of the Company’s Form 8K filing dated January 6, 2003. Commission File No. 333-30364.

10.26

Joint Operating Agreement dated December 20, 2002, by and between Avenue Energy, Inc., Aladdin Middle East Ltd., Ersan Petrol Sanayii A.S - License AR/AME - EPS 3462 GAZIANTEP, S.E. ANATOLIA, Republic of Turkey, incorporated by reference to Exhibit 10.2 of the Company’s Form 8K filing dated January 6, 2003. Commission File No. 333-30364.

10.27

Subscription Agreement covering $1.3 million in convertible notes dated April 15, 2003, incorporated by reference to Exhibit 10.1 of the Company’s Form 10Q-SB dated June 30, 2003. Commission File No. 000-30-543.

10.28

Convertible Note dated April 15, 2003, incorporated by reference to Exhibit 10.1(a) of the Company’s Form 10Q-SB dated June 30, 2003. Commission File No. 000-30-543.

10.29

Memorandum of Understanding between Aladdin Middle East, Ltd. and Avenue Energy, Inc. dated May 22, 2003, incorporated by reference to Exhibit 10.1(a) of the Company’s Form 10Q-SB dated June 30, 2003. Commission File No.000-30-543.

10.30

Amended Subscription Agreement dated September 15, 2003 with respect to the sale of a $1.3 million convertible note, incorporated by reference to Exhibit 10.1 of the Company’s Form 10Q-SB dated September 30, 2003. Commission File No. 000-30-543.

10.31

Convertible Note in the principal amount of $1.3 million dated September 15, 2003, incorporated by reference to Exhibit 10.1(a) of the Company’s Form 10Q-SB dated September 30, 2003. Commission File No. 000-30-543.

10.32

Employment Agreement by and between Avenue Energy, Inc. and Steven Gordon dated March 8, 2004, incorporated by reference to Exhibit 10.33 of the Company’s Form 10K-SB dated December 31, 2003. Commission File No. 000-30-543.

10.33

Option Agreement by and between Avenue Energy, Inc. and Steven Gordon dated March 8, 2004, incorporated by reference to Exhibit 10.33(a) of the Company’s Form 10K-SB dated December 31, 2003. Commission File No. 000-30-543

10.34

Option Agreement by and between Avenue Energy, Inc. and Steven Gordon dated March 8, 2004, incorporated by reference to Exhibit 10.33(b) of the Company’s Form 10K-SB dated December 31, 2003. Commission File No. 000-30-543

10.35

Loan agreement by and between Avenue Group, Inc. and Ledger Technologies Pty, Ltd for an amount up to the sum of $750,000 dated January 23, 2004, incorporated by reference to Exhibit 10.34 of the Company’s Form 10K-SB dated December 31, 2003. Commission File No. 000-30-543

10.36

Lease Agreement by and between Gelb Enterprises and Avenue Group, Inc. for the lease of Avenue Group Inc.’s principal executive offices at 17547 Ventura Boulevard, Encino, CA 91316 dated January 16, 2004, commencing on March 1, 2004, incorporated by reference to Exhibit 10.35 of the Company’s Form 10K-SB dated December 31, 2003. Commission File No. 000-30-543.

10.37

Form Of Joint Operating Agreement Between Aladdin Middle East Ltd., Ersan Petrol Sanayii A.S. and Avenue Energy, Inc. incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K dated January 2, 2004. Commission File No. 000-30543.

10.38

Participation Agreement Between The Sayer Group Consortium and Avenue Energy, Inc. and Middle East Petroleum Services Limited dated January 22, 2004 (supercedes and corrects the Participation Agreement filed as Exhibit 99.3 to the Company’s Form 8-K dated January 2, 2004), incorporated by reference to Exhibit 10.36 of the Company’s Form 10K-SB dated December 31, 2003. Commission File No. 000-30-543.

10.38

Separation Agreement dated as of February 1, 2005 by am among the Company and Jonathan Herzog, incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K dated February 11, 2005. Commission File No. 000-30543.

10.39

Directorship and Consulting Agreement dated February 7, 2005 by and among the Registrant and Norman J. Singer, incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K dated February 11, 2005. Commission File No. 000-30543.

10.40

Directorship and Consulting Agreement dated February 7, 2005 by and among the Registrant and Development for Israel, LLC, incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K dated February 11, 2005. Commission File No. 000-30543.

10.41

Consulting Agreement dated as of January 1, 2005 by and among the Registrant, Reuadnal Limited and David Landauer.*

14.

Code of Ethics For Principal Executive Officers And Senior Financial Officers, incorporated by reference to Exhibit 14 of the Company’s Form 10K-SB dated December 31, 2003. Commission File No. 000-30-543.

21.

List of Subsidiaries as of December 31, 2004, incorporated by reference to Exhibit 21 of the Company’s Form 10K-SB dated December 31, 2003. Commission File No. 000-30-543.

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