Form 10QSB
period 2005-03-31
AVENUE GROUP INC
filed 2005-06-10
CIK 1100006

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

                For the quarterly period ended March 31, 2005 or

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

          17547 Ventura Boulevard, Suite 305, Encino, California 91316
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 465-1200
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.0002 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements the past 90 days.  Yes |X|    No|_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 246,890,986 shares of common stock outstanding as of June 8, 2005.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |x|

                                     PART 1

                              FINANCIAL INFORMATION

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
CONDENSED CONSOLIDATED BALANCE SHEETS                                      1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                            2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                            3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                       4-13

                       AVENUE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                March 31, 2005       December 31,
                                                                                 (Unaudited)             2004
                                                                                --------------      --------------
CURRENT ASSETS
Cash                                                                            $       60,715      $      120,114
Accounts receivable                                                                      3,425                  --
Prepaid expenses                                                                         9,413               9,413
Investment in Australian marketable securities                                              --              84,116
                                                                                --------------      --------------
TOTAL CURRENT ASSETS                                                                    73,553             213,643
                                                                                --------------      --------------

FIXED ASSETS, NET                                                                       42,903              46,650
                                                                                --------------      --------------

INVESTMENT IN TURKISH OIL LEASES, NET                                                3,260,613           3,213,594
                                                                                --------------      --------------

OTHER ASSETS
Note receivable Videodome                                                              272,000             276,000
Investment in Langley Park                                                           1,354,336           1,633,645
Investment in Roo Group, Inc.                                                          841,512           1,365,000
Other                                                                                    8,225               8,225
                                                                                --------------      --------------
   Total Other Assets                                                                2,476,073           3,282,870
                                                                                --------------      --------------

TOTAL ASSETS                                                                    $    5,853,142      $    6,756,757
                                                                                ==============      ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                                $       30,421      $       43,703
Accrued expenses                                                                       205,221             213,785
Notes payable, related parties                                                         326,298             319,059
                                                                                --------------      --------------
TOTAL CURRENT LIABILITIES                                                              561,940             576,547
                                                                                --------------      --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued
  and outstanding                                                                           --                  --
Common stock, $.0002 par value, 500,000,000 shares authorized,
  246,490,986 and 256,490,986 shares issued and outstanding, respectively               49,298              51,297
Additional paid - in capital                                                        29,367,471          30,343,473
Accumulated other comprehensive income                                                 598,663           1,002,764
Deferred compensation                                                                  (26,900)           (134,100)
Accumulated deficit                                                                (24,697,330)        (25,083,224)
                                                                                --------------      --------------
   Total Stockholders' Equity                                                        5,291,202           6,180,210
                                                                                --------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $    5,853,142      $    6,756,757
                                                                                ==============      ==============

     See accompanying notes to condensed consolidated financial statements.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three Months            Three Months
                                                                Ended                   Ended
                                                            March 31, 2005          March 31, 2004
                                                            --------------          --------------
REVENUES
E-Commerce                                                          5,898                   4,714
Turkish oil lease revenue                                           9,345                   7,213
                                                            -------------           -------------
     Total Revenues                                                15,243                  11,927
                                                            -------------           -------------

OPERATING EXPENSES
Cost of sales E-Commerce                                            1,050                   1,343
Sales & marketing                                                   3,290                     609
General and administrative                                        510,427                 582,900
                                                            -------------           -------------
     Total Costs and Operating Expenses                           514,767                 584,852
                                                            -------------           -------------

LOSS FROM OPERATIONS                                             (499,524)               (572,925)
                                                            -------------           -------------

DISCONTINUED OPERATIONS
Income from discontinued operations                                    --                  18,791
                                                            -------------           -------------

OTHER INCOME/(EXPENSE)
Interest, net                                                      (7,239)                    841
Other income                                                       21,657                      --
                                                            -------------           -------------
     Total Other Income (Expense)                                  14,418                     841
                                                            -------------           -------------

NET LOSS                                                         (485,106)               (553,293)
                                                            =============           =============
LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS -
BASIC AND DILUTED                                           $          --           $          --
                                                            =============           =============
INCOME PER COMMON SHARE FROM DISCONTINUED
OPERATIONS - BASIC AND DILUTED                              $          --           $          --
                                                            =============           =============
NET LOSS PER COMMON SHARE - BASIC AND DILUTED               $          --           $          --
                                                            =============           =============


WEIGHTED AVERAGE SHARES OUTSTANDING- BASIC AND DILUTED        255,046,542             206,370,837
                                                            =============           =============

     See accompanying notes to condensed consolidated financial statements.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Three Months         Three Months
                                                                Ended               Ended
                                                            March 31, 2005       March 31, 2004
                                                            --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $(485,106)          $  (553,293)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                                   3,246                 2,654
  Amortization of deferred compensation                         125,000                    --
  Non-monetary compensation                                       2,219                56,250
  Loss on Australian securities sale                              8,638                    --
  Gain on sale of Langley Park securities                       (13,950)                   --
  Gain on sale of Roo Group securities                           (4,388)                   --
Changes in operating assets and liabilities:
  (Increase) in accounts receivable                              (3,425)               (1,550)
  Decrease in other assets                                           --                12,881
  (Decrease) in accounts payable                                 (5,388)              (10,478)
  (Decrease) increase in accrued expenses                        (9,221)              191,251
  Net assets of discontinued operations                              --               (22,249)
                                                              ---------           -----------
             Net Cash Used In Operating Activities             (382,375)             (324,534)
                                                              ---------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Turkish oil leases                              (47,019)           (1,294,181)
  Proceeds from sale of Australian marketable securities         75,478                    --
  Proceeds from sale of Langley Park securities                 289,632                    --
  Proceeds from sale of Roo Group securities                    125,000                    --
  Note receivable-Videodome                                       4,000                    --
                                                              ---------           -----------
              Net Cash Used In Investing Activities             447,091            (1,294,181)
                                                              ---------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchases of treasury stock                                  (125,000)                   --
                                                              ---------           -----------
              Net Cash Provided Used In Financing Activities   (125,000)                   --
                                                              ---------           -----------

Effect of foreign currency translation on cash                      885                 1,832
                                                              ---------           -----------

Net Decrease In Cash                                            (59,399)           (1,616,883)

CASH AT BEGINNING OF PERIOD                                     120,114             1,898,784
                                                              ---------           -----------

CASH AT END OF PERIOD                                         $  60,715           $   281,901
                                                              =========           ===========

     See accompanying notes to condensed consolidated financial statements.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

NOTE 1 -    COMPANY BACKGROUND AND BUSINESS PLAN

            Avenue Group, Inc. (the "Company") was incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development businesses through interests in our operating subsidiary, Avenue Energy, Inc. In addition, we have an interest in the e-commerce and digital media business through our 17% equity interest as of June 8, 2005 in ROO Media Corporation and through our 50.1% equity interest as of June 8, 2005 in Stampville.com, Inc. We have two wholly-owned subsidiaries, I.T. Technology Pty. Ltd. (which is currently inactive), and Avenue Energy, Inc. Avenue Energy, Inc. was formed to broaden our strategic focus and pursue potential growth and investment strategies in the oil and gas sector. Except as expressly indicated to the contrary, references to "we," "us," "our" or the "Company" contained in this document include Avenue Group, Inc. and/or our subsidiaries.

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            (A) PRINCIPLES OF CONSOLIDATION

            The condensed consolidated financial statements include the accounts of Avenue Group, its wholly-owned subsidiaries and the accounts of Stampville which as of March 31, 2005 and December 31, 2004 was 50.1% owned. The losses allocated to the minority stockholders of Stampville exceeded the remaining minority interest and the excess has been allocated to the Company. All material intercompany accounts and transactions have been eliminated.

            (B) INTERIM CONSOLIDATED FINANCIAL STATEMENTS

            The condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            The condensed consolidated balance sheet information as of December 31, 2004 was derived from the audited consolidated financial statements included in the Company's Annual Report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

            (D) FAIR VALUE OF FINANCIAL INSTRUMENTS

            The carrying value of financial instruments including cash, accounts receivable, prepaids, note receivable, accounts payable, accrued expenses and debt, approximates their fair values at March 31, 2005 and December 31, 2004 due to the relatively short-term nature of these instruments.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            (E) MARKETABLE SECURITIES

            Investments in Langley Park and ROO Group, Inc. have been designated as available for sale. These securities are reported at market value or fair value, as determined by the closing market price of the related investment, with net unrealized gains and losses included in equity as other comprehensive income (loss). The Company reviews all of its investments for any unrealized losses deemed to be other than temporary. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses on investments are determined using the specific identification method.

            (F) FOREIGN CURRENCY TRANSLATION

            Assets and liabilities of the Company's Australian subsidiary are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in affect during the period. Resulting translation adjustments are recorded as a component of accumulated comprehensive income (loss) in stockholders' equity.

            (G) LOSS PER COMMON SHARE

            Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each year. Common stock equivalents are not included in the computation of diluted net loss per common share because the effect would be anti dilutive.

            (H) STOCK-BASED COMPENSATION

            The Company recognizes employee compensation expenses for its stock options plan using the intrinsic value method of accounting. Under the terms of the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date, over the amount an employee must pay to acquire the stock.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Companies choosing the intrinsic-value method are required to disclose the pro forma impact of the fair value method on net loss. The pro forma effect on net loss and loss per share are as follows:

                                         Three Months Ended   Three Months Ended
                                           March 31, 2005       March 31, 2004
                                          ----------------     ----------------
            Net loss as reported          $       (485,106)    $       (553,293)
            Pro forma net loss            $       (503,106)    $       (667,593)

            Loss per share as reported    $          (0.00)    $          (0.00)
            Pro forma loss per share      $          (0.00)    $          (0.00)

            The fair value of options granted under the Company's stock options plans during the three months ended March 31, 2005 and 2004 were estimated on the date of grant, using the Black-Scholes pricing model with the following assumptions:

                                                         Three Months Ended    Three Months Ended
                                                           March 31, 2005        March 31, 2004
                                                         ------------------    ------------------
            Weighted average of expected risk-free               3.00%                 3.00%
            interest rates
            Expected years from vest date to                         5                     3
            exercise date
            Expected stock volatility                              82%                82.05%
            Expected dividend yield                                 0%                    0%

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            (I) GOING CONCERN

            The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $(485,106) and a negative cash flow from operations of $(382,375) for the three months ended March 31, 2005, and has an accumulated deficit of $(24,697,330) and a working capital deficiency of $(488,387) as of March 31, 2005. These matters raise substantial doubt about its ability to continue as a going concern.

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

NOTE 3 -    INVESTMENTS IN MARKETABLE SECURITIES

            The Company exchanged 12,500,000 shares of ROO Group, Inc. common stock being held as available for sale securities and $125,000 in cash to its former Executive Vice President for 10,000,000 shares of its common stock and $125,000 in cash (see Note 4). The Company recorded a gain on the sale of these securities of $4,388 that is included in Other Income for the three months ending March 31, 2005. As of March 31, 2005, the Company owns 33,660,483 shares of ROO Group, Inc. common stock (or approximately 17% of its outstanding shares) and has recorded $516,274 of unrealized gains related to this investment as of March 31, 2005 that are included in Other Comprehensive Income in the accompanying condensed consolidated balance sheet.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

NOTE 3 -    INVESTMENTS IN MARKETABLE SECURITIES (Continued)

            During the three months ended March 31, 2005, the Company sold an aggregate of 1,000,000 shares of Langley Park for gross proceeds of $289,632 and recorded a $13,950 gain on the sale which is included in Other Income. At March 31, 2005, the Company owns 5,057,269 shares of Langley Park common stock and has recorded $1,609 of unrealized losses related to this investment as of March 31, 2005 that are included in Other Comprehensive Income in the accompanying condensed consolidated balance sheet.

            During the three months ended March 31, 2005, the Company sold an aggregate of 1,073,766 shares of Australian securities for gross proceeds of $75,478 and recorded a $8,638 loss on the sale of which is included in Other Income. As of March 31, 2005, the Company has completely sold all of its holdings in Australian securities.

            The change in accumulated other comprehensive income from December 31, 2004 to March 31, 2005 in the accompanying condensed consolidated balance sheets resulted primarily from the sales of the Company's investments in marketable securities.

NOTE 4 -    AGREEMENTS

            On February 7, 2005, Jonathan Herzog, our former Executive Vice President and a member of our Board of Directors agreed to resign from all positions he held with the Company. In connection with his resignation, he entered into a Separation Agreement and General Release whereby the Company agreed to pay Herzog $92,250 in cash to cover certain compensation owed and to satisfy other obligations under his employment agreement.

            In addition to the cash payment described above, pursuant to the Separation Agreement, Herzog agreed to cause to be delivered to the Company a total of 10,000,000 shares of the Company's common stock and to pay the Company $125,000 in exchange for the delivery by the Company to Herzog of 12,500,000 shares of the common stock of ROO owned by the Company and a cash payment of $125,000. The purchase of shares of the Company's common stock from Herzog was recorded as Treasury Stock and subsequently retired reducing the Company's outstanding shares of common stock.

            Effective February 7, 2005, following the resignation of Herzog from our Board of Directors, we appointed Norman J. Singer and Uri A. Bar Ner to our Board. In addition, the Board named Mr. Mochkin, who at the time served as our President and Chief Executive Officer, as Chairman of the Board and appointed Mr. Tan as Secretary.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

NOTE 4 -    AGREEMENTS

            In connection with the appointment of Mr. Bar Ner to our Board, we entered into a Directorship and Consulting Agreement dated February 7, 2005 (the "DFI Agreement") with Development for Israel, LLC, a New York limited liability company ("DFI"), pursuant to which DFI agreed to make available to us the services of DFI's founder, Mr. Bar Ner, to serve as one of our directors. As compensation for the services of Mr. Bar Ner as a director, DFI receives $2,500 per month, payable quarterly in advance, plus 100,000 shares of our common stock per month for each month Mr. Bar Ner serves as a director during his first year of service as a director. In the event of the death of Mr. Bar Ner prior to the completion of the first year of his service as a director, his entire stock grant of 1,200,000 shares shall be vested in DFI and delivered to DFI or its legal representative. Also see Note 7.

            In connection with the appointment of Mr. Singer to our Board, we entered into a Directorship and Consulting Agreement dated February 7, 2005 (the "Singer Agreement") with Mr. Singer, pursuant to which Mr. Singer agreed to serve as one of our directors. As compensation for his services as a director, Mr. Singer receives from us $2,500 per month, payable quarterly in advance, plus an option to purchase up to 1,200,000 shares of our common stock at $0.06 per share. In addition, pursuant to the Singer Agreement, Mr. Singer has agreed to provide consulting services to us on a full-time basis and for an initial term of six months in connection with the promotion and development of our oil and gas exploration operations. As compensation for his consulting services to us, Mr. Singer receives $10,000 per month payable each month in advance and receives options to purchase up to 600,000 shares of our common stock at $0.06 per share. The options granted to Mr. Singer for his consulting services vest at the rate of 100,000 shares on the first day of each calendar month commencing on February 1, 2005 and are for a term of five years commencing as of the date each block of shares vests. The Company valued the options granted for consulting services using the Black-Scholes option pricing model. In connection with these grants, the Company expensed the vested intrinsic value of the options granted for director services and the vested portion of the Black-Scholes value for the options granted for consulting services aggregating $4,000 for the three months ended March 31, 2005. The remaining unamortized balance of $14,000 is included in the condensed consolidated balance sheet as deferred compensation at March 31, 2005.

            Effective January 1, 2005, the Company entered into a consulting agreement with David Landauer and Reuadnal Limited of London, England. Pursuant to that agreement, Reuadnal agreed to provide business and financial services to the Company, including, but not limited to, assistance with the Company's strategic plan and the introduction of potential investors to the Company. Mr. Landauer is an employee of Reuadnal. As consideration for these

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

NOTE 4 -    AGREEMENTS (Continued)

            services, the Company has agreed to pay Reuadnal a consulting fee of $80,000, of which $35,000 was paid upon the effective date of the agreement and the balance of $45,000 is due and payable at the rate of $5,000 per month over the nine-month term of the agreement. The agreement expires on September 30, 2005.

NOTE 5 -    INVESTMENTS IN TURKISH OIL LEASES

            During the three months ended March 31, 2005 the Company paid $25,000 to extend the Gercus lease for an additional year.

            Also during the three months ended March 31, 2005 the Company capitalized its share of the revenue earned from the Karakilise well totaling $9,345. In addition, the Company has capitalized certain operating and work-over costs for the Karakilise well totaling $12,673.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

NOTE 6 -    SEGMENTS

            The Company operates in two segments, including investments in oil and gas and e-commerce. See Note 1 for further description.

                                                                 Ave Group
                                                                     &
                                                                  IT Tech
                             Ave. Energy       Stampville           Aust
                              Oil & Gas        E-Commerce         Corporate       Consolidated
                            ------------      ------------      ------------      ------------
March 31, 2005
Revenues, net               $      9,345      $      5,898      $         --      $     15,243

Operating income/(loss)          (12,474)             (930)         (486,120)         (499,524)

Depreciation and
amortization                          98                --             3,148             3,246

Interest expense, net                 --                --            (7,239)           (7,239)

Capital expenditures              47,019                --                              47,019

Total assets                   3,266,931               332         2,585,879         5,853,142

March 31, 2004
Revenues, net               $      7,213      $      4,714      $         --            11,927

Operating income/(loss)         (165,035)           (2,094)         (406,796)         (572,925)

Depreciation and
amortization                         255                --             2,399             2,654

Interest expense, net                 --                --              (841)             (841)

Capital expenditures                                    --                                  --

Total assets                   5,011,599              (304)          571,309         5,582,604

December 31, 2004
Total assets                $  3,220,560      $      1,262      $  3,534,935      $  6,756,757

                       AVENUE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

NOTE 7 -    SUBSEQUENT EVENTS

            Reduction of Interest in Karakilise-2 License

            In May 2005, the Sayers Group completed a transaction with JKX Turkey (Plc), Ltd. a British company ("JKX"), to complete the Karakilise-2 well. Pursuant to this arrangement, JKX received 30% of Avenue Energy's 15% interest in the Karakilise-2 well, or 4.5%, leaving Avenue Energy with a 10.5% interest in this well. In exchange, JKX will reimburse Avenue Energy for 4.5% of the drilling cost to the completion point of this well and Avenue Energy will continue to be responsible for its 10.5% of the drilling costs, estimated to be approximately $2.9 million in the aggregate.

            Sale of Langley Shares

            In April 2005, we sold an additional 1,000,000 shares of Langley for the gross proceeds of $263,163. The proceeds from the sale of these shares are being used to fund our ongoing working capital requirements for 2005.

            Issuance of Shares to Director

            In May 2005, we issued 400,000 shares of our common stock to Mr. Bar Ner in accordance with the Directorship and Consulting Agreement we entered into with him as further described in note 4.

            Extension of Option

            In April 2005, the Company agreed to a three-year extension of the expiration date of the option granted to Fawdon Investments, Ltd. to purchase 50,000,000 shares of the Company's common stock at an exercise price of $0.04 per share. The new expiration date of the option granted to Fawdon is now April 30, 2008.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Plan of Operations

Avenue Group, Inc. was incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development, e-commerce and other investments, through interests in our operating subsidiaries, Avenue Energy, Inc., Stampville.Com Inc. and through our equity interest in ROO Group, Inc. ("ROO") which was approximately 17% as of May 25, 2005 and which is traded on the NASDAQ-OTCBB. We have two wholly-owned subsidiaries, I.T. Technology Pty. Ltd., which was established to further our operations in Australia; and Avenue Energy, Inc., which we formed in November 2002 to broaden our strategic focus and pursue potential growth and investment strategies in the oil and gas sector. Avenue Group, Inc. currently also owns 50.1 % of Stampville.com, Inc. Except as expressly indicated to the contrary, references to "we," "us," or "our" contained in this references in this document include Avenue Group, Inc. and/or our wholly owned subsidiaries.

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

During the first three months of 2005, our activities were principally devoted to capital raising activities and oil and gas activities in the Republic of Turkey arising out of the Farmin Agreement between Avenue Energy and the Sayer Group Consortium.

As part of our shift to a broader strategic focus, during the second half of 2002 we began to consider acquisitions of and investments in oil and gas exploration and production entities. Avenue Energy, Inc. was formed to pursue this line of business.

On November 18, 2002, we entered into a Farmin and Participation Agreement with the Sayer Group and Middle East Petroleum Services Limited and acquired an option that allowed us to participate in and acquire a 45% working interest in up to 31 exploration licenses and 2 production leases held by the members of the Sayer Group in Turkey; including the Karakilise License, where Avenue Energy made its first potentially commercial oil discovery in September 2003. Under revised agreements finalized in October 2004, Avenue Energy reduced its existing and ongoing obligations to fund activities at the Karakilise license and its participation interests at this license from 50% to 15% (which interest was further reduced to 10.5% subsequent to March 31, 2005). In addition, as part of these amendments, Avenue Energy elected to relinquish its options to acquire participation interests in certain licenses and leases, including its option with respect to activities in the Khata field with the Sayer Group in Turkey and the parties agreed that they may now apply for new licenses in Turkey independently of each other. Following the amendments, Avenue Energy will have a participation interest in 12 oil and gas leases and licenses in Turkey. These licenses and leases include the Karakilise Licenses and a 50% participation interest in the Gercus, Rubai, Kilis and Arpatepe Licenses.

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

Karakilise-2

Following delays and uncertainties concerning the spudding date of the Karakilise-2 well and the previously outstanding matters with the Sayer Group in relation to field infrastructure and operating expenses, in October 2004, Avenue Energy and the Sayer Group finalized a series of amendments to existing agreements, whereby Avenue reduced it's existing and ongoing obligations to fund activities at the Karakilise license and its participation interests at this license from 50% to 15% (which interest was further reduced to 10.5% subsequent to March 31, 2005). These reduced obligations include the infrastructure improvements and operational costs at the Karakilies-2 well, which commenced drilling on November 3, 2004; as well as the additional drilling and operating costs with respect to the Karakilise-2 well. The Sayer Group has applied amounts previously paid by Avenue towards the settlement of these matters, such that Avenue Energy has now funded its share of such costs through the end of the September quarter and it has also funded its share of drilling the Karakilise-2 well. In the event of a decision to complete the Karakilise-2 well, Avenue will be required to pay approximately a further $60,000, representing its proportionate share of completion costs of such well.

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

Following the amendments, Avenue Energy currently has a participation interest in 12 oil and gas leases and licenses covering approximately 1,164,000 acres in Turkey. These licenses and leases include the Karakilise Licenses and a 50% participation interest in the Gercus, Rubai, Kilis and Arpatepe Licenses. Avenue will require additional capital to preserve these licenses and to participate in the proposed drilling programs at theses licenses during the next 12 months. During the three months ended March 31, 2005, Avenue Energy paid its one half share of $50,000 to extend the Gercus lease for one year. Pursuant to the Gercus lease, a well must be spudded by the end of February 2006 or the lease will expire.

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

Other Operations and Activities

Investments

We continue to maintain our 50.1% interest in Stampville, LLC and our 17% interest in ROO which specializes in the wholesale and Internet sale of philatelic memorabilia, including stamps and other collectibles. To date Stampville has never generated significant revenues. During 2002 we ceased advancing working capital to Stampville and during the first three months of 2005, Stampville continued to operate autonomously from revenues generated by their operations.

In July 2004, we entered into an agreement with a newly formed London-based investment trust, Langley Park Investment Trust ("Langley") for the sale in a private placement of 48,458,149 shares of our common stock in exchange for 6,057,269 ordinary shares of Langley valued at (pound)1.00 per share or $11 million.

As part of the transaction, Langley entered into a "lock-up" agreement with us pursuant to which it has agreed not to trade our shares that it received as a result of this transaction for a period of two years from the closing date of the sale.

Fifty percent of the shares issued by Langley to us will be held in escrow for two years following the closing and in the event the price per share of our common stock at such time is less than it was at the time of the closing (approximately $0.23 per share), Langley shall be entitled to receive out of escrow a percentage of our shares from escrow equal to the percentage of such decline. The remaining Langley shares held in escrow shall be released to us at such time. In the first three months of 2005, we sold an aggregate of 1,000,000 shares of Langley held by us for gross proceeds of $289,631. The proceeds from the sale of these shares was used to fund our ongoing working capital requirements for 2005.

Reorganization of Management

On February 7, 2005, Jonathan Herzog, our former Executive Vice President and a member of our Board of Directors agreed to resign from all positions he held with us and our subsidiaries. In connection with his resignation, we entered into a Separation Agreement and General Release with Mr. Herzog pursuant to which we agreed to pay Herzog $92,250 in cash to cover certain deferred compensation owed to Herzog and to satisfy the parties respective obligations under his employment agreement with us. In addition to the cash payment, Herzog caused to be delivered to us a total of 10,000,000 shares of our common stock and paid us $125,000 in exchange for the delivery by us to Herzog of 12,500,000 shares of the common stock of ROO owned by us and a cash payment of $125,000. As of May 25, 2005, we owned 33,660,483 shares of ROO, or approximately 17% of its outstanding shares.

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

Subsequently, effective February 17, 2005, we amended our Bylaws to increase the authorized number of directors to five members and our Board of Directors elected Shaya Boymelgreen to the Board. During the last two years, Mr. Boymelgreen engaged in the following transaction with the Registrant: Mr. Boymelgreen, as Trustee for the Shaya Boymelgreen Trust, acquired 8,666,667 shares of the Registrant's common stock upon the conversion of convertible promissory notes issued by the Registrant in the aggregate principal amount of $1,300,000, or a conversion price of $0.15 per share.

In connection with the appointment of Mr. Singer to our Board, we entered into a Directorship and Consulting Agreement dated February 7, 2005 (the "Singer Agreement") with Mr. Singer, pursuant to which Mr. Singer agreed to serve as one of our directors. As compensation for his services as a director, Mr. Singer receives from us $2,500 per month, payable quarterly in advance, plus an option to purchase up to 1,200,000 shares of our common stock at $0.06 per share. In addition, pursuant to the Singer Agreement, Mr. Singer has agreed to provide consulting services to us on a full-time basis and for an initial term of six months in connection with the promotion and development of our oil and gas exploration operations. As compensation for his consulting services to us, Mr. Singer receives $10,000 per month payable each month in advance and receives options to purchase up to 600,000 shares of our common stock at $0.06 per share. The options granted to Mr. Singer for his consulting services vest at the rate of 100,000 shares on the first day of each calendar month commencing on February 1, 2005 and are for a term of five years commencing as of the date each block of shares vests.

In connection with the appointment of Mr. Bar Ner to our Board, we entered into a Directorship and Consulting Agreement dated February 7, 2005 (the "DFI Agreement") with Development for Israel, LLC, a New York limited liability company ("DFI"), pursuant to which DFI agreed to make available to us the services of DFI's founder, Mr. Bar Ner, to serve as one of our directors. As compensation for the services of Mr. Bar Ner as a director, DFI receives $2,500 per month, payable quarterly in advance, plus 100,000 shares of our common stock per month for each month Mr. Bar Ner serves as a director during his first year of service as a director. In the event of the death of Mr. Bar Ner prior to the completion of the first year of his service as a director, his entire stock grant of 1,200,000 shares shall be vested in DFI and delivered to DFI or its legal representative.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2005 versus three months ended March 31, 2004.

During the three months ended March 31, 2005, we generated net revenues of $15,243 versus $11,927 for the corresponding period in 2004. The increase in revenues for this comparative quarter is primarily the result of both increased production in the Karakilise-1 oil revenues from the previous corresponding period. For the three months ending March 31, 2005, Avenue Energy accounted for $9,345 of this amount and the remaining revenue of $5,898 was attributable to Stampville.

The net loss for the three months ended March 31, 2005 was $485,106 versus a net loss of $553,293 for the corresponding period in 2004. A substantial component of this difference is the result of the net loss for the three months ended March 31, 2004 including within it a one-off expense of $1.3 million recorded in connection with the conversion of a convertible promissory note at a discount to the then market price. Total operating expenses for the current quarter decreased to $514,767 from $584,852 in the previous corresponding quarter. This difference is primarily the result of the decrease of our interest in the Karakilise-2 well and the corresponding decrease in the expenses associated with such well. Actual general and administrative costs were down nearly 15% from $582,900 to $510,427.

Liquidity and Capital Resources

We have generated losses from inception and continue to incur losses. The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had a net loss of $485,106 and a negative cash flow from operations of $382,375 for the three months ended March 31, 2005, and a working capital deficit of $488,387 and an accumulated deficit of $24,697,330 as of March 31, 2005. As of March 31, 2005, we had cash of $60,715 across all entities. In addition to cash, a portion of our current assets consist of our investments in ROO and Langley, both of which are highly volatile equity securities which are thinly traded. Much of our working capital during 2005 to date has been generated through the sale of Langley shares. If we are unable to continue to generate cash through the sale of either or both of these securities our ability to operate may be materially and adversely affected.

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

RECENT DEVELOPMENTS

Sale of Langley Shares

In April 2005, we sold an additional 1,000,000 shares of Langley for the gross proceeds of $263,163. The proceeds from the sale of these shares was used to fund our ongoing working capital requirements for 2005.

Reduction of Interest in Karakilise-2 License

In May 2005, the Sayer Group completed a transaction with JKX Turkey (Plc), Ltd. a British company ("JKX"), to complete the Karakilise-2 well. Pursuant to this arrangement, JKX received 30% of Avenue Energy's 15% interest in the Karakilise-2 well, or 4.5%, leaving Avenue Energy with a 10.5% interest in this well. In exchange, JKX shall reimburse Avenue Energy for 4.5% of the drilling cost to the completion point of this well and Avenue Energy will continue to be responsible for its 10.5% of the drilling costs, estimated to be approximately $2.9 million in the aggregate.

Issuance of Shares to Director

In May 2005, we issued 400,000 shares of our common stock to Mr. Bar Ner in accordance with the Directorship and Consulting Agreement we entered into with him as further described in note 4.

Extension of Option

In April 2005, the Company agreed to a three-year extension of the expiration date of the option granted to Fawdon Investments, Ltd. to purchase 50,000,000 shares of the Company's common stock at an exercise price of $0.04 per share. The new expiration date of the option granted to Fawdon is now April 30, 2008.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective under Rule 13a-15.

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

                                     PART II

Item 1. LEGAL PROCEEDINGS

Not Applicable

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (a) As further described in the Management's Discussion and Analysis section of this quarterly report under the heading "Reorganization of Management," in connection with the appointment of Norman Singer to our Board of Directors, we granted Mr. Singer options to purchase 1,800,000 shares of our common stock at an exercise price of $0.06 per share. The issuance of the options to Mr. Singer was made in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended (the "Act"). In addition, in connection with the appointment of Uri Bar Ner to our Board of Directors, we agreed to issue to an affiliate of Mr. Bar Ner 100,000 shares of our common stock per month, up to a maximum of 1,200,000 shares for the first year of service on the Board. The issuance of the shares to the affiliate of Mr. Bar Ner was also made in reliance upon the exemption from registration provided under Section 4(2) of the Act.

      (c)   Repurchases of Equity Securities

------------------------- ---------------------- ----------------------- ---------------------- ----------------------
         Period            (a) Total Number of    (b)Average Price per    (c) Total Number of    (d) Maximum Number
                            Shares Purchased             Share            Shares Purchased as      (or Approximate
                                                                           Part of Publicly       Dollar Value) of
                                                                          Announced Plans or     Shares that May Yet
                                                                               Programs          Be Purchased Under
                                                                                                the Plans or Programs
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
January 1, 2005 to        None                   N/A                     None                   N/A
January 31, 2005
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
February 1, 2005 to       10,000,000(1)               (1)                None                   N/A
February 28, 2005
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
March 1, 2005 to          None                   N/A                     None                   N/A
March 31, 2005
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Total                     10,000,000(1)               (1)                None                   N/A
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

(1) As further described in the Management's Discussion and Analysis section of this quarterly report under the heading "Reorganization of Management," in connection with the departure of one of our executive officers, we agreed to deliver to the former executive officer a total of 12,500,000 shares of the common stock of ROO Group, Inc. owned by us and a cash payment of $125,000 in exchange for the delivery to us of 10,000,000 shares of our common stock and a cash payment of $125,000.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5. OTHER INFORMATION

Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Reports

The Company filed the following Reports on Form 8-K:

On February 11, 2005, with respect to resignation of one of the Registrant's officers and directors and the appointment of two new directors to the Board of Directors.

On February 14, 2005, with respect to the appointment of an additional director to the Registrant's Board of Directors.

      (b)   Exhibits

            Exhibit 10.1 Directorship and Consulting Agreement dated February 7, 2005 by and among the Registrant and Norman J. Singer, incorporated by reference to Exhibit 99.2 of the Company's Form 8-K dated February 11, 2005. Commission File No. 000-30543.

            Exhibit 10.2 Directorship and Consulting Agreement dated February 7, 2005 by and among the Registrant and Development for Israel, LLC, incorporated by reference to Exhibit 99.3 of the Company's Form 8-K dated February 11, 2005. Commission File No. 000-30543.

            Exhibit 10.3 Consulting Agreement dated as of January 1, 2005 by and among the Registrant, Reuadnal Limited and David Landauer, incorporated by reference to Exhibit 10.41 of the Company's Form 10-KSB for the year ended December 31, 2004. Commission File No. 000-30543.

            Exhibit 10.4 - Participation Agreement relating to the Karakilise Licenses, Turkey by and among Aladdin Middle East Ltd., Ersan Petrol Sanayii A.S., Transmeditteranean Oil Company Ltd., Guney Yildizi Petrol Uretim Sondaj Muteahhitlik Ve Ticaret A.S., Middle East Petroleum Services Limited, JKX Turkey Limited, Avenue Energy, Inc. and the Registrant.*

            Exhibit 31.1 - Certification of President and Chief Executive Officer - Levi Mochkin, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

            Exhibit 31.2 - Certification of Chief Financial Officer - Yam-Hin Tan, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

            Exhibit 32.1 - Certification of Chief Executive Officer, Levi Mochkin Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.*

            Exhibit 32.2 - Certification of Chief Financial Officer, Yam-Hin Tan Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

            *Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AVENUE GROUP, INC.

Dated: June 9, 2005
                                       By /s/  Levi Mochkin
                                          --------------------------------------
                                          Levi Mochkin
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


                                       By /s/  Yam-Hin Tan
                                          --------------------------------------
                                          Yam-Hin Tan
                                          Chief Financial Officer
                                          (Principal Financial Officer)