Form 10QSB
period 2005-06-30
AVENUE GROUP INC
filed 2005-09-01
CIK 1100006

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

                 For the quarterly period ended June 30, 2005 or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number 000-30-543

                               AVENUE GROUP, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                       90-0200077
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                         405 Lexington Avenue 26th Floor
                            New York, New York 10174
               (Address of principal executive offices) (Zip Code)

                                 (888) 612-4188
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.0002 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes |X| No|_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 246,890,986 shares of common stock outstanding as of August 18, 2005.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |x|

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
Item 1. Financial Statements (Unaudited)                                      1
Item 2. Management's Discussion and Analysis or Plan of Operation            12
Item 3 Controls and Procedures                                               17
PART II
Item 1.  Legal Proceedings                                                   18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          18
Item 3. Defaults Upon Senior Securities                                      18
Item 4. Submission of Matters to a Vote of Security Holders                  18
Item 5. Other Information                                                    18
Item 6. Exhibits                                                             18

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS(UNAUDITED)

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                     PAGE
                                                                ----
 CONSOLIDATED BALANCE SHEETS                                      1

 CONSOLIDATED STATEMENTS OF OPERATIONS                            2

 CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS                     3

 CONSOLIDATED STATEMENTS OF CASH FLOWS                            4

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      5-11

                      AVENUE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                              AS OF JUNE 30, 2005




ASSETS:
CURRENT ASSETS:
     Cash                                                                          $    161,043
     Prepaid expenses                                                                     9,603
                                                                                   ------------
        TOTAL CURRENT ASSETS                                                            170,646
                                                                                   ------------

FIXED ASSETS, NET                                                                        39,304
                                                                                   ------------

INVESTMENT IN TURKISH OIL LEASES                                                      2,044,895
                                                                                   ------------

OTHER ASSETS:
     Note receivable Videodome                                                          268,000
     Investment in Langley Park                                                         235,300
     Investment in ROO group, Inc                                                       504,908
     Other                                                                                8,108
                                                                                   ------------
     Total other assets                                                               1,016,316
                                                                                   ------------
        TOTAL ASSETS                                                               $  3,271,161
                                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
     CURRENT LIABILITIES:
        Accounts payable  and accrued expenses                                     $    445,999
        Notes payable                                                                   333,597
                                                                                   ------------
           TOTAL CURRENT LIABILITIES                                                    779,596
                                                                                   ------------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued
        and outstanding                                                                    --
     Common stock, $.0002 par value, 500,000,000 shares authorized,
        246,890,986 shares issued and outstanding                                        49,378
     Additional paid - in capital                                                    29,393,391
     Accumulated other comprehensive income                                             102,702
     Deferred compensation                                                              (16,400)
     Investment in Langley Park - restricted stock                                     (692,800)
     Accumulated deficit                                                            (26,344,706)
                                                                                   ------------
TOTAL STOCKHOLDERS' EQUITY                                                            2,491,565
                                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  3,271,161
                                                                                   ============

                 See notes to consolidated financial statements

                      AVENUE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                          THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                        ------------------------------    ------------------------------
                                             2005             2004             2005             2004
                                        -------------    -------------    -------------    -------------
REVENUES:
    E-commerce                          $       2,452    $       3,038    $       8,350    $       7,752
    Turkish oil lease revenue                   5,640           26,955           14,985           34,168
                                        -------------    -------------    -------------    -------------
       Total revenues                           8,092           29,993           23,335           41,920
                                        -------------    -------------    -------------    -------------

COSTS AND OPERATING EXPENSES:
    Cost of sales E-commerce,
       and oil lease revenue                     --                 50            1,050            1,393
    Development                                  --               --               --               --
    Sales and marketing                        (3,290)             250             --                859
    General and administrative                597,230          887,292        1,107,657        1,470,193
    Impairment loss on oil well               319,757        1,296,703          319,757        1,296,703
                                        -------------    -------------    -------------    -------------
     Total operating expenses                 913,697        2,184,295        1,428,464        2,769,148
                                        -------------    -------------    -------------    -------------


LOSS FROM OPERATIONS                         (905,605)      (2,154,302)      (1,405,129)      (2,727,228)
                                        -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE):
    Interest, net                              (7,300)            (252)         (14,539)           3,489
    Loss on sale of lease in oil well        (721,046)            --           (721,046)            --
    Other income(loss)                        (13,424)            --              8,233             --
                                        -------------    -------------    -------------    -------------
    Total other income (expense) net         (741,770)            (252)        (727,352)           3,489
                                        -------------    -------------    -------------    -------------

LOSS FROM CONTINUING OPERATIONS            (1,647,375)      (2,154,554)      (2,132,481)      (2,723,739)
                                        -------------    -------------    -------------    -------------

Income from discontinued operations              --             11,220             --             27,112
                                        -------------    -------------    -------------    -------------

NET LOSS                                   (1,647,375)      (2,143,334)      (2,132,481)      (2,696,627)
                                        =============    =============    =============    =============

BASIC AND FULLY DILUTED-
    LOSS PER COMMON SHARE               ($       0.01)   ($       0.01)   ($       0.01)   ($       0.01)
                                        =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER
COMMON SHARES OUTSTANDING -
BASIC AND FULLY DILUTED                   246,592,085      207,882,837      248,641,262      207,131,014
                                        =============    =============    =============    =============

                 See notes to consolidated financial statements

                       AVENUE GROUP, INC, AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                  Six Months Ended
                                                                      June 30,
                                                           ------------------------------
                                                               2005              2004
                                                           -------------     ------------
 Net Loss                                                  $ (2,132,481)     $(2,695,627)
 Other comprehensive income (loss),
   net of tax:
 Unrealized loss on
    marketable securities                                      (899,525)         (11,722)
                                                           -------------     ------------
 Comprehensive loss                                        $ (3,032,006)     $(2,707,349)
                                                           =============     ============

                 See notes to consolidated financial statements

                       AVENUE GROUP, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (UNAUDITED)

                                                                 2005           2004
                                                             -----------    -----------
OPERATING ACTIVITIES:
Net loss                                                     ($2,132,481)   ($2,696,627)
Adjustments to reconcile net loss
    to net cash provided by (used for)
    operating activities-
Depreciation and amortization                                      7,346         10,378
Amortization of deferred compensation                            135,700           --
Loss on sale of Australian securities                              8,531           --
Gain on sale of Langley Park securities                           (9,313)          --
Gain on sale of Roo Group securities                              (4,388)          --
Loss on sale of lease of oil well                                721,046           --
Impairment lose on oil well                                      319,757      1,296,703
Non-monetary compensation                                         26,000        566,699
Changes in operating assets and liabilities
(Increase) decrease in:
    Accounts receivable                                             --            8,292
    Other current assets                                            (190)        10,827
    Other assets                                                     117           --
Increase (decrease) in:
    Accounts payable and accrued expenses                        163,511        160,756
    Notes payable                                                 14,538           --
                                                             -----------    -----------
Net cash used in
    operating activities                                        (749,826)      (642,972)
                                                             -----------    -----------
INVESTING ACTIVITIES
    Sale of lease oil well in Turkey                             152,896     (1,367,336)
    Proceeds from sale of Australian marketable securities        75,585           --
    Proceeds from sale of Langley park securities                554,813           --
    Proceeds from sale of Roo Group securities                   125,000           --
    Purchase of property and equiptment                             --          (11,323)
                                                             -----------    -----------
    Net cash used in Investing Activities                        908,294     (1,378,659)
                                                             -----------    -----------
FINANCING ACTIVITIES:
    Proceeds received from issuance of notes payable                --          272,000
    Proceeds of notes receivable                                   8,000
    Purchases of treasury stock                                 (125,000)          --
                                                             -----------    -----------
Net cash (used in) provided by financing activities             (117,000)       272,000
                                                             -----------    -----------

Effect of foreign currency translation on cash                      (539)         9,026



(DECREASE) INCREASE  IN CASH                                      40,929     (1,740,605)

CASH AND CASH EQUIVALENTS
Beginning of period                                              120,114      1,898,784
                                                             -----------    -----------
End of period                                                $   161,043    $   158,179
                                                             ===========    ===========


                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)

NOTE 1 - COMPANY BACKGROUND AND BUSINESS PLAN

Avenue Group, Inc. (the "Company") was incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development businesses through interests in our operating subsidiary, Avenue Energy, Inc. In addition, we have an interest in the e-commerce business through our 50.1% equity interest as of August 18, 2005 in Stampville.com, Inc. We have two wholly-owned subsidiaries, I.T. Technology Pty. Ltd. (which is currently inactive), and Avenue Energy, Inc. Avenue Energy, Inc. was formed to broaden our strategic focus and pursue potential growth and investment strategies in the oil and gas sector. Except as expressly indicated to the contrary, references to "we," "us," "our" or the "Company" contained in this document include Avenue Group, Inc. and/or our subsidiaries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Avenue Group, its wholly-owned subsidiaries and the accounts of Stampville which as of June 30, 2005 and December 31, 2004 was 50.1% owned. The losses allocated to the minority stockholders of Stampville exceeded the remaining minority interest and the excess has been allocated to the Company. All material intercompany accounts and transactions have been eliminated.

(B) INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements as of June 30, 2005 and for the six and three months ended June 30, 2005 and 2004 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the six and three months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The interim consolidated financial statements should be read in conjunction with the Company's Annual report Form 10 KSB

(C) ESTIMATES

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

The Company believes the carrying amount of its investment in ROO and Langley Park approximates its fair value at June 30, 2005. This estimate could change significantly in future reporting periods.

(D) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash, accounts receivable, prepaids, note receivable, accounts payable, accrued expenses and debt, approximates their fair values at June 30, 2005 due to the relatively short-term nature of these instruments.

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

(F) FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's Australian subsidiary are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of accumulated comprehensive income
(loss) in stockholders' equity.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(G) LOSS PER COMMON SHARE

Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each period. Common stock equivalents are not included in the computation of diluted net loss per common share because the effect would be anti-dilutive.

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

Companies choosing the intrinsic-value method are required to disclose the pro forma impact of the fair value method on net loss. The pro forma effect on net loss and loss per share are as follows:

                                                        SIX MONTHS ENDED
                                                         JUNE 30, 2005
                                                        ----------------
         Net loss as reported                            $  (2,132,481)
         Pro forma net loss                              $  (2,150,481)

         Loss per share as reported                      $       (0.00)
         Pro forma loss per share                        $       (0.00)

The fair value of options granted under the Company's stock options plans during the six months ended June 30, 2004 were estimated on the date of grant, using the Black-Scholes pricing model with the following assumptions:

                                                                SIX MONTHS ENDED
                                                                  JUNE 30, 2004
                                                                ----------------
         Weighted average of expected risk-free                      3.00%
         interest rates
         Expected years from vest date to                               3
         exercise date
         Expected stock volatility                                     82%
         Expected dividend yield                                        0%

                       AVENUE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(I) GOING CONCERN

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $2,132,481 and a negative cash flow from operations of $749,826 for the six months ended June 30, 2005, and has an accumulated deficit of $26,344,706 and a working capital deficiency of $608,950 as of June 30, 2005. These matters raise substantial doubt about its ability to continue as a going concern.

The Company is dependent on the proceeds of the sale of its marketable securities, private placements of debt or equity financing to finance its operations. Management plans to rely on the proceeds of loans from affiliates, at their discretion, and debt or equity financing to fund its operations. Currently, the Company is not engaged in any private placement of securities. There is no assurance that the Company will be successful in achieving any such financing or raising sufficient capital to fund its operations and the further development of the Company. The Company completed private placements during 2004 for the sale of common stock. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(J) ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of Other Comprehensive Income are as follows:

                                           UNREALIZED GAIN      FOREIGN
                                              (LOSS) ON         CURRENCY
                                              MARKETABLE      TRANSLATION
                                              SECURITIES      GAIN (LOSS)         TOTAL
                                           ---------------    -----------      -----------
Balance December 31, 2004                    $ 1,004,166      ($    1,401)     $ 1,002,765

Net (Loss) Gain for the Six Months Ended
June 30, 2005                                   (899,525)            (538)        (900,063)
                                             -----------      -----------      -----------
Balance June 30, 2005                        $   104,641      $    (1,939)     $   102,702
                                             ===========      ===========      ===========

NOTE 3 - INVESTMENTS IN MARKETABLE SECURITIES

As of June 30, 2005, the Company owns 33,660,483 shares of ROO Group, Inc. common stock (or approximately 15% of its outstanding shares) and has recorded unrealized gain related to this investment which is included in Other Comprehensive Income in the accompanying consolidated balance sheet.

During the three months ended June 30, 2005, the Company sold an aggregate of 1,000,000 shares of Langley Park for gross proceeds of $263,163 and recorded a $4,638 loss on the sale which is included in Other Income. At June 30, 2005, the Company owns 4,057,269 shares of Langley Park common stock. The decrease in the carrying and fair value of this investment has been recorded as other comprehensive loss in stockholder's deficit.

The change in accumulated other comprehensive income from December 31, 2004 to June 30, 2005 in the accompanying consolidated balance sheets resulted primarily from the reduction in value of the Company's investments in marketable securities.

The Company holds 3,028,635 shares of Langley Park in an escrow account which may not be released without the Langley Park's permission until 2006. Until these shares are released from escrow, the Company accounts for the value attributable to such shares as restricted investment in marketable securities and is included in the stockholders' deficit of the balance sheet.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 31, 2005
                                   (UNAUDITED)

NOTE 4 - INVESTMENTS IN TURKISH OIL LEASES

In May 2005, the Sayers Group completed a transaction with JKX Turkey (Plc), Ltd. a British company ("JKX"), to complete the Karakilise-2 well. Pursuant to this arrangement, the Company sold to JKX 30% of Avenue Energy's 15% interest in the Karakilise-2 well, or 4.5%, leaving Avenue Energy with a 10.5% interest in this well. In exchange, JKX reimbursed Avenue Energy for 4.5% of the drilling cost to the completion point of this well and Avenue Energy will continue to be responsible for its 10.5% of the drilling costs, estimated to be approximately $2.9 million in the aggregate. As a result of this transaction, the Company recorded a loss on the sale of 30% of its interest in the Karakilise-2 well of $721,046 and an impairment of its investment in oil well of $319,757.

Avenue and AME held a 50% working interest in the Killis prospect located in the folded overland area near the East Anatolian and Dead Sea strike faults. Pursuant to the terms of the leases, an initial well had to be drilled by July 2005. After evaluation of the geophysical and geological data supporting this prospect, Avenue elected not to participate in any attempt to extend the lease and surrendered its interest in the prospect.

NOTE 5 - CAPITAL STOCK

In connection with the appointment of Mr. Bar Ner to our Board, we entered into a Directorship and Consulting Agreement dated February 7, 2005 (the "DFI Agreement") with Development for Israel, LLC, a New York limited liability company ("DFI"), pursuant to which DFI agreed to make available to us the services of DFI's founder, Mr. Bar Ner, to serve as one of our directors. As compensation for the services of Mr. Bar Ner as a director, DFI receives $2,500 per month, payable quarterly in advance, plus 100,000 shares of our common stock per month for each month Mr. Bar Ner serves as a director during his first year of service as a director. In the event of the death of Mr. Bar Ner prior to the completion of the first year of his service as a director, his entire stock grant of 1,200,000 shares shall be vested in DFI and delivered to DFI or its legal representative. In May 2005, we issued 400,000 shares of our common stock to Mr. Bar-Ner in accordance with the Directorship and Consulting Agreement we entered into with him as further described in the Form 8-K filing of February 11, 2005.

NOTE 6 - OPTIONS

In April 2005, the Company agreed to a three-year extension of the expiration date of the option granted to Fawdon Investments, Ltd. To purchase 50,000,000 shares of the Company's common stock at an exercise price of $0.04 per share. The new expiration date of the option granted to Fawdon is now April 30, 2008.

                       AVENUE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 31, 2005
                                   (UNAUDITED)

NOTE 7  - SEGMENTS

The Company operates in two segments, including investments in oil and gas and e-commerce. See Note 1 for further description.


                       OIL & GAS        E-COMMERCE       CORPORATE       CONSOLIDATED
                      -----------      -----------      -----------      ------------
JUNE 30, 2005

 Revenues, net        $    14,985      $     8,350      $        --      $    23,335

 Operating(loss)      $  (416,812)     $    (1,161)     $  (987,156)     $(1,405,129)

 Depreciation &
  amortization        $       197      $        --      $     6,264      $     6,461

 Interest
  (expense)
   income, net        $        --      $   (15,420)     $       881      $   (14,539)

 Total assets         $ 1,360,314      $       101      $ 1,910,746      $ 3,271,161


                       OIL & GAS        E-COMMERCE       CORPORATE       CONSOLIDATED
                      -----------      -----------      -----------      ------------
JUNE 30, 2004

 Revenues, net        $    34,168      $     7,752      $        --      $    41,920

 Operating income
  (loss)              $(1,601,925)     $    (1,076)     $(1,124,227)     $(2,727,228)

 Depreciation &
  amortization        $       353      $        --      $     6,392      $     6,745

 Interest
  (expense)
   income, net        $        --      $   (14,391)     $    17,880      $     3,489

 Capital
  expenditures        $ 1,367,336      $        --      $        --      $ 1,367,336

 Total assets         $ 3,796,832      $       713      $   410,070      $ 4,207,615

                       AVENUE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 31, 2005
                                   (UNAUDITED)

NOTE 8 - DISCONTINUED OPERATIONS

On September 10, 2004, the Company entered into an agreement with ROO Media for the sale of all the Company's shares in its wholly-owned subsidiary, Bickhams Media, Inc., which held 50% of the outstanding shares of VideoDome.com Networks Inc. (VideoDome), a digital video streaming company based in Los Angeles, in exchange for $300,000 (of which $250,000 was received in September 2004 and $50,000 was received in November 2004), 4 million shares of ROO Media's restricted common stock valued at $140,000 and ROO Media's assumption of a an existing $288,000 promissory note of VideoDome. In addition, ROO Media agreed to issue an additional 3 million shares of ROO Media's restricted common stock valued at $105,000 to the Company in exchange for the Company's termination of certain registration rights with respect to ROO Media shares owned by it. This amount was included in other income for the year ended December 31, 2004. ROO Media is an independently operated provider of digital media solutions and technology.

The sale transaction resulted in a gain of $584,874, which was included in the consolidated statement of operations for the year ended December 31, 2004 as a gain from sale of discontinued operations.

Operating results of the discontinued operations were as follows:

Sales                                 $ 165,093
Cost of  sales                          (17,130)
Expenses                               (120,851)
                                      ---------
Income from discontinued operations   $  27,112
                                      =========

NOTE 9 - SUBSEQUENT EVENTS

Non-participation election in the completion of the drilling of the Karakilise Nr. 2 well

On July 25, 2005, Avenue Group, Inc. notified Aladdin Middle East Ltd. That it elected not to participate in the completion of the drilling of the Karakilise Nr. 2 well located in Turkey. As previously reported, the Karakilise Nr 2 (KK-2) well had spudded in November 2004 but had been suspended for mechanical reasons. The well recommenced drilling on June 8th 2005 with Aladdin Middle East Ltd. ("AME") as Operator. During the interim prior to recommencement, JKX Turkey Ltd, a subsidiary of London Stock Exchange listed exploration and production company JKX Oil & Gas (London:JKX.L) farmed into the Karakilise licenses. The participating percentages of each party became AME and affiliates 59.5%, JKX 30% and Avenue 10.5%. Avenue's interests in its other Turkish prospects were not affected.

The KK-2 well was programmed to drill to a total depth of 8,320 feet to test potential hydrocarbons in the Mardin formation and to provide further geological information related to the Karakilise Nr. 1 well ("KK-1") located about 567 meters away. KK-1 currently produces about 20 bopd. On July 21, 2005 the KK-2 reached its total depth. Four drill stem tests had been taken in the Mardin formation which had been encountered 8,053 ft. Quantities of oil were recovered in the second DST but the results of the other three tests plus the mudlogs taken over the same interval did not indicate, in the judgment of Avenue's geologists, sufficient quantities of hydrocarbons to justify participating in an attempt to run casing and complete the well. Consequently, Avenue has advised the Operator that it has elected not to participate in completion. Even if the KK-2 well is completed by the other parties and put on production, it is unlikely that Avenue will regain a working interest in KK-2 but it has preserved its rights to participate with a 10.5% working interest in all further drilling activity that might be initiated in the Karakalise leases.

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

OVERVIEW AND PLAN OF OPERATIONS

Avenue Group, Inc. was incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development, e-commerce and other investments, through interests in our operating subsidiaries, Avenue Energy, Inc., Stampville.Com Inc. and through our equity interest in ROO Group, Inc. ("ROO") which was approximately 15% as of August 18, 2005 and which is traded on the NASDAQ-OTCBB. We have two wholly-owned subsidiaries, I.T. Technology Pty. Ltd., which was established to further our operations in Australia; and Avenue Energy, Inc., which we formed in November 2002 to broaden our strategic focus and pursue potential growth and investment strategies in the oil and gas sector. Avenue Group, Inc. currently also owns 50.1 % of Stampville.com, Inc. Except as expressly indicated to the contrary, references to "we," "us," or "our" contained in this references in this document include Avenue Group, Inc. and/or our wholly owned subsidiaries.

We have limited sales and will require significant additional capital in the near term to support our operations and to implement our business strategies.

During the first six months of 2005, our activities were principally devoted to capital raising activities and oil and gas activities in the Republic of Turkey arising out of the Farmin Agreement between Avenue Energy and the Sayer Group Consortium.

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

KARAKILISE-1

The Karakilise-1 has produced good quality light crude (32.5 API). As of June 30, 2005, approximately 37,271 barrels of oil had been produced from this well. The Sayer Group sells the Karakilise crude on behalf of the joint venture to the refinery at a price which reflects world parity in the month preceding the sale, plus transportation costs to the refinery gate, adjusted for crude quality. Due to the limited amount of geological information available at the present time, there has been no determination made as to any reserve estimates at Karakilise. This will likely require the drilling of additional wells under the license.

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

The operator, AME will monitor the Karakilise-1 well at its recent production rate of approximately 15-25 BOPD with an equivalent amount of formation water until the Karakilise-2 well has been drilled and more information is available on reservoir behavior and the thickness of the oil pay in the field.

KARAKILISE-2

Following delays and uncertainties concerning the spudding date of the Karakilise-2 well and the previously outstanding matters with the Sayer Group in relation to field infrastructure and operating expenses, in October 2004, Avenue Energy and the Sayer Group finalized a series of amendments to existing agreements, whereby Avenue reduced its existing and ongoing obligations to fund activities at the Karakilise license and its participation interests at this license from 50% to 15% (which interest was further reduced to 10.5% subsequent to March 31, 2005). These reduced obligations include the infrastructure improvements and operational costs at the Karakilies-2 well, which commenced drilling on November 3, 2004; as well as the additional drilling and operating costs with respect to the Karakilise-2 well. The Sayer Group has applied amounts previously paid by Avenue towards the settlement of these matters, such that Avenue Energy has now funded its share of such costs through the end of the September quarter and it has also funded its share of drilling the Karakilise-2 well. In the event of a decision to complete the Karakilise-2 well, Avenue will be required to pay approximately a further $60,000, representing its proportionate share of completion costs of such well.

The Karakilise-2 well was spudded in November 2004 and drilling was suspended a few weeks later at approximately 2,200 feet due to mechanical problems. Subsequently, the Sayer Group completed a transaction with JKX to complete the well. Pursuant to this arrangement, JKX received 30% of our 15% interest in the Karakilise-2 well, or 4.5%, plus the remaining Karakilise lease, leaving Avenue Energy with a 10.5% interest in this well. In exchange, JKX reimbursed Avenue Energy for 4.5% of the drilling cost to the completion point of this well and Avenue Energy will continue to be responsible for its 10.5% of the drilling costs, estimated to be approximately $2.9 million in the aggregate.

The Karakilise-2 well recommenced drilling on June 8th 2005 with Aladdin Middle East Ltd. ("AME") as Operator. The Karakilise-2 well was programmed to drill to a total depth of 8,320 feet to test potential hydrocarbons in the Mardin formation and to provide further geological information related to the Karakilise-1 well located about 567 meters away.

On July 21, 2005 the Karakilise-2 reached its total depth. Four drill stem tests had been taken in the Mardin formation which had been encountered 8,053 ft. Quantities of oil were recovered in the second DST but the results of the other three tests plus the mudlogs taken over the same interval did not indicate, in the judgment of Avenue's geologists, sufficient quantities of hydrocarbons to justify participating in an attempt to run casing and complete the well. On July 25, 2005, Avenue Group, Inc. notified Aladdin Middle East Ltd. That it elected not to participate in the completion of the drilling of the Karakilise-2 well Even if the Karakilise-2 well is completed by the other parties and put on production, it is unlikely that Avenue will regain a working interest in Karakilise-2 but it has preserved its rights to participate with a 10.5% working interest in all further drilling activity that might be initiated in the Karakalise leases.

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

Following the amendments, Avenue Energy currently has a participation interest in 11 oil and gas leases and licenses covering approximately 1,146,555 acres in Turkey. These licenses and leases include the Karakilise Licenses and a 50% participation interest in the Gercus, Rubai, and Arpatepe Licenses. Avenue will require additional capital to preserve these licenses and to participate in the proposed drilling programs at theses licenses during the next 12 months.

The North Rubai prospect comprised of 396,385 acres is located close to the tri-nation boundary of Turkey, Iraq and Syria and is on trend with several large oil producing features in the region. Avenue holds a 50% working interest in this prospect with Aladdin Middle East holding the other 50%. Pursuant to an extension by the governmental authority, the first well in this area must be spudded by May 30, 2006.

Avenue also holds a 50% working interest in the Gercus Prospect comprised of two adjacent leases in southeastern Turkey covering an aggregate of 245,439 acres. The original term of these leases expired in February 2005, however Avenue and AME elected to extend the drilling deadline to February 2006 and have paid the requisite fee for this privilege.

The Arpetete prospect, comprised of 95,988 acres is located adjacent to the N.V.T. Perenco and the TPAO fields. A well must be spudded by November 30th 2005 or the lease will expire. Avenue and its partner AME are evaluating whether to seek an extension.

Avenue and AME also held a 50% working interest in the Killis prospect located in the folded overland area near the East Anatolian and Dead See strike faults. Pursuant to the terms of the leases, an initial well had to be drilled by July 2005. After evaluation of the geophysical and geological data supporting this prospect, Avenue elected not to participate in any attempt to extend the lease and surrendered its interest in the prospect.

OTHER OPERATIONS AND ACTIVITIES
INVESTMENTS

We continue to maintain our 50.1% interest in Stampville, LLC and our 15% interest in ROO which specializes in the wholesale and Internet sale of philatelic memorabilia, including stamps and other collectibles. To date Stampville has never generated significant revenues. During 2002 we ceased advancing working capital to Stampville and during the first six months of 2005, Stampville continued to operate autonomously from revenues generated by their operations.

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

RESULTS OF OPERATIONS

Six Months ended June 30, 2005 versus Six Months ended June 30, 2004.

During the six months ended June 30, 2005, we generated net revenues of $23,335 versus $41,920 for the corresponding period in 2004. The reduction in revenues is primarily due to a reduction in Turkish oil revenue of approximately $19,183.

The net loss for the six months ended June 30, 2005 was $2,132,481 versus $2,696,627 for the corresponding period in 2004. A substantial component of this net loss figure, is a result of an impairment loss of $319,757 recorded in the current quarter in connection with Avenue Energy's Karakilise license in Turkey. Also included in the net loss figure is approximately $721,000 resulting from the sale of one of its leases in an oil well in Turkey. Notwithstanding these two significant non-cash items described above, many general operating expenses, including salaries, travel and other general and administrative costs were lower in the six months ended June 30, 2005 relative to the previous corresponding period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

We have generated losses from inception and continue to incur losses. The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had a net loss of $2,132,481 and a negative cash flow from operations of $749,826 for the six months ended June 30, 2005, and a working capital deficit of $608,950 and an accumulated deficit of $26,344,706 as of June 30, 2005. As of June 30, 2005, we had cash of $161,043. In addition to cash, a portion of our assets consist of our investments in ROO and Langley, both of which are highly volatile equity securities which are thinly traded. Most of our working capital during 2005 to date has been generated through the sale of Langley shares. If we are unable to continue to generate cash through the sale of either or both of these securities our ability to operate may be materially and adversely affected.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of significant accounting policies is included in Note 2 to the unaudited financial statements for the six months ended June 30, 2005in the Form 10-QSB. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include revenue recognition.

INFLATION

We have not been materially affected by inflation in the United States. While it is not anticipated inflation will affect our operations, increases in labor and supplies could impact its ability to compete.

RECENT DEVELOPMENTS

NON-PARTICIPATION ELECTION IN THE COMPLETION OF THE DRILLING OF THE KARAKILISE NR. 2 WELL

On July 25, 2005, Avenue Group, Inc. notified Aladdin Middle East Ltd. That it elected not to participate in the completion of the drilling of the Karakilise Nr. 2 well located in Turkey. As previously reported, the Karakilise Nr 2 (KK-2) well had spudded in November 2004 but had been suspended for mechanical reasons. The well recommenced drilling on June 8th 2005 with Aladdin Middle East Ltd. ("AME") as Operator. During the interim prior to recommencement, JKX Turkey Ltd, a subsidiary of London Stock Exchange listed exploration and production company JKX Oil & Gas (London:JKX.L - News) farmed into the Karakilise licenses. The participating percentages of each party became AME and affiliates 59.5%, JKX 30% and Avenue 10.5%. Avenue's interests in its other Turkish prospects were not affected. As a result of this transaction, the Company recorded a loss of $721,046 and an impairment of oil well of $319,757.

The KK-2 well was programmed to drill to a total depth of 8,320 feet to test potential hydrocarbons in the Mardin formation and to provide further geological information related to the Karakilise Nr. 1 well ("KK-1") located about 567 meters away. KK-1 currently produces about 20 bopd. On July 21, 2005 the KK-2 reached its total depth. Four drill stem tests had been taken in the Mardin formation which had been encountered 8,053 ft. Quantities of oil were recovered in the second DST but the results of the other three tests plus the mudlogs taken over the same interval did not indicate, in the judgment of Avenue's geologists, sufficient quantities of hydrocarbons to justify participating in an attempt to run casing and complete the well. Consequently, Avenue has advised the Operator that it has elected not to participate in completion. Even if the KK-2 well is completed by the other parties and put on production, it is unlikely that Avenue will regain a working interest in KK-2 but it has preserved its rights to participate with a 10.5% working interest in all further drilling activity that might be initiated in the Karakalise leases.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

                                       AVENUE GROUP, INC.





Dated: August 27, 2005
                                       By /s/  Levi Mochkin
                                          -------------------------------------
                                          Levi Mochkin
                                          President and Chief Executive Officer