Form 10QSB
period 2005-09-30
AVENUE GROUP INC
filed 2005-11-21
CIK 1100006

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Exchange
    Act Of 1934

                   For the quarter ended SEPTEMBER 30, 2005 or

[ ] Transition Report pursuant to Section 13 or 15(D) of the Securities
    Exchange Act Of 1934


         For the transition period from ______________ to ______________


                        Commission File Number 000-30-543


                               AVENUE GROUP, INC.

             Delaware                                   90-0200077
  -------------------------------                   ------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   Incorporated or organization)                   Indentification Number)


                         405 Lexington Avenue 26th Floor
                            New York, New York 10174

                            Telephone: (888) 612-4188

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.0002 per share


Avenue Group (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days.

The number of shares outstanding of each of the issuer's classes of common stock were 246,890,986 shares of common stock outstanding as of November 18, 2005.

This report is not in Transitional Small Business Disclosure Format

We are not a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                TABLE OF CONTENTS


                                                                          PAGE
                                                                         ------

PART I  -  FINANCIAL STATEMENTS

           Item 1. Financial Statements (Unaudited)

                   Consolidated Balance Sheet                               3

                   Consolidated Operations Statement                        4

                   Consolidated Comprehensive Loss Statement                5

                   Consolidated Cash Flow Statement                         6

                   Notes To Consolidated Financial Statements               7

           Item 2. Management's Discussion and Analysis or
                   Plan of Operation                                       13

           Item 3. Controls and Procedures                                 17


PART II - OTHER INFORMATION

           Item 1. Legal Proceedings                                       18

           Item 2. Unregistered Sales of Equity Securities
                   and Use of Proceeds                                     18

           Item 3. Defaults Upon Senior Securities                         18

           Item 4. Submission of Matters to a Vote of Security Holders     18

           Item 5. Other Information                                       18

           Item 6. Exhibits                                                18

                      AVENUE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (UNAUDITED) AS OF SEPTEMBER 30, 2005



ASSETS:
CURRENT ASSETS:
     Cash                                                                          $     43,279
     Prepaid expense                                                                     13,288
     Investment in Langley Park (including restricted stock $ 816,896)                1,027,791
     Investment in ROO group, Inc                                                     1,346,419
                                                                                   ------------
        TOTAL CURRENT ASSETS                                                          2,430,777
                                                                                   ------------
OIL AND GAS PROPERTY
     Developed oil and gas property, net                                                 97,422
     Undeveloped oil and gas property                                                   176,229
                                                                                   ------------
        TOTAL OIL AND GAS PROPERTY                                                      273,651
                                                                                   ------------
FURNITURE, FIXTURES AND EQUIPMENT, net                                                   35,601
                                                                                   ------------
OTHER ASSETS:
     Note receivable Videodome                                                          244,000
     Other                                                                                8,108
                                                                                   ------------
     Total other assets                                                                 252,108
                                                                                   ------------
TOTAL ASSETS                                                                          2,992,137
                                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
     CURRENT LIABILITIES:
        Accounts payable  and accrued expenses                                          463,166
        Escrow payable on Langley investment                                            636,963
        Estimated payable on retirement of oil and gas property                          56,057
        Notes payable                                                                   340,897
                                                                                   ------------
           TOTAL CURRENT LIABILITIES                                                  1,497,083
                                                                                   ------------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued
        and outstanding                                                                      --
     Common stock, $.0002 par value, 500,000,000 shares authorized,
        246,890,986 shares issued and outstanding                                        49,378
     Additional paid - in capital                                                    29,498,391
     Accumulated other comprehensive income                                             973,479
     Deferred compensation                                                               (7,900)
     Accumulated deficit                                                            (29,018,294)
                                                                                   ------------
TOTAL STOCKHOLDERS' EQUITY                                                            1,495,054
                                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            2,992,137
                                                                                   ============

                 See notes to consolidated financial statements

                      AVENUE GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED OPERATIONS STATEMENT
                                  (UNAUDITED)


                                                 THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                 ------------------------------      ------------------------------
                                                      2005             2004              2005              2004
                                                 -------------    -------------      -------------    -------------
REVENUE:
    E-commerce                                   $       1,068    $       7,330      $       9,418    $      15,082
    Oil sales                                            8,327           21,538             23,312           55,706
                                                 -------------    -------------      -------------    -------------
       Total revenue                                     9,395           28,868             32,730           70,788
                                                 -------------    -------------      -------------    -------------

COST AND OPERATING EXPENSE:
    Cost of sales E-commerce,
       and oil sales                                    20,611            1,750            166,661            3,143
    Sales, general and administrative                  264,891          462,293          1,372,548        1,936,244
    Impairment loss on oil property                  1,067,775          248,332          1,387,532        1,545,035
                                                 -------------    -------------      -------------    -------------
     Total operating expense                         1,353,277          712,375          2,926,741        3,484,422
                                                 -------------    -------------      -------------    -------------


LOSS FROM OPERATIONS                                (1,343,882)        (683,507)        (2,894,011)      (3,413,634)
                                                 -------------    -------------      -------------    -------------

OTHER INCOME (EXPENSE):
    Interest, net                                       (7,300)          (7,334)           (21,839)          (3,845)
    Loss on sale of oil property                            --               --           (721,046)              --
    Other income (loss)                                 18,472          105,000             26,705          105,000
                                                 -------------    -------------      -------------    -------------
    Total other income (expense) net                    11,172           97,666           (716,180)         101,155
                                                 -------------    -------------      -------------    -------------

LOSS FROM CONTINUING OPERATIONS                     (1,332,710)        (585,841)        (3,610,191)      (3,312,479)
                                                 -------------    -------------      -------------    -------------

Income from discontinued operations                         --           24,711                 --           54,723
Gain from sale of discontinued operations              584,874          584,874
                                                 -------------    -------------      -------------    -------------

NET INCOME (LOSS)                                $  (1,332,710)   $      23,744      $  (3,610,191)   $  (2,672,882)
                                                 =============    =============      =============    =============

BASIC AND FULLY DILUTED-
    LOSS PER COMMON SHARE                        $       (0.01)   $        0.00      $       (0.01)   $       (0.01)
                                                 =============    =============      =============    =============

WEIGHTED AVERAGE NUMBER
COMMON SHARES OUTSTANDING -
BASIC AND FULLY DILUTED                            246,890,986      223,157,688        248,051,426      212,500,719
                                                 =============    =============      =============    =============

                 See notes to consolidated financial statements

                       AVENUE GROUP, INC, AND SUBSIDIARIES
                    CONSOLIDATED COMPREHENSIVE LOSS STATEMENT
                                   (UNAUDITED)



                                                     Nine Months Ended
                                                       September 30,
                                           ----------------------------------
                                                2005                  2004
                                           -------------         ------------
 Net Loss                                  $  (3,610,191)        $ (2,672,882)
 Other comprehensive income (loss),
   net of tax:
 Unrealized loss on
    marketable securities                       (751,243)          (6,684,234)
                                           -------------         ------------
 Comprehensive loss                        $  (4,361,434)        $ (9,357,116)
                                           =============         ============


















                 See notes to consolidated financial statements

                       AVENUE GROUP, INC AND SUBSIDIARIES
                        CONSOLIDATED CASH FLOW STATEMENT
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                  (UNAUDITED)

                                                              2005               2004
                                                          ------------      ------------
OPERATING ACTIVITY:
Net loss                                                  $ (3,610,191)     $ (2,672,882)
Income from discontinued operations                                 --           (54,723)
Gain on sale of discontinued operations                             --          (584,874)
                                                          ------------      ------------
                                                                    --        (3,312,479)
Adjustments to reconcile net loss
    to net cash provided by (used for)
    operating activities-
Depreciation and depletion                                     176,660            10,240
Amortization of deferred compensation                          144,200                --
Loss on sale of Australian securities                            8,531                --
Gain on sale of Langley Park securities                        (30,848)               --
Gain on sale of ROO Group securities                            (4,388)               --
Loss on sale of oil lease                                      721,046                --
Impairment loss on oil property                              1,387,532         1,545,035
Non-monetary compensation                                       26,000           739,650
Income related to termination of license agreement                  --          (105,000)
Changes in operating assets and liabilities
(Increase) decrease in:
    Other current assets                                        (3,875)           10,299
    Other assets                                                   117                --
Increase (decrease) in:
    Accounts payable and accrued liabilities                   333,574            (6,900)
    Notes payable                                               21,838                --
                                                          ------------      ------------
Net cash used in operating activity                           (829,804)       (1,119,155)
                                                          ------------      ------------
INVESTING ACTIVITY:
    Investment in Turkish oil and gas property                      --        (1,019,825)
    Proceeds from sale of Australian marketable
       securities                                               75,585                --
    Proceeds from sale of Langley park securities              643,397                --
    Proceeds from sale of Roo Group securities                 125,000                --
    Purchase of property and equipment                              --            (6,005)
                                                          ------------      ------------
    Net cash used in investing activity                        843,982        (1,025,830)
                                                          ------------      ------------
FINANCING ACTIVITY:
    Proceeds received from issuance of notes payable                --           201,975
    Proceeeds from issuance of common stock                         --           250,000
    Proceeds of notes receivable                                32,000                --
    Purchases of treasury stock                               (125,000)               --
                                                          ------------      ------------
Net cash (used in) provided by financing activity              (93,000)          451,975
                                                          ------------      ------------

Effect of foreign currency translation on cash                   1,987             4,952
                                                          ------------      ------------


(DECREASE) INCREASE  IN CASH                                   (76,835)       (1,688,058)

CASH AND CASH EQUIVALENTS
Beginning of period                                            120,114         1,870,125
                                                          ------------      ------------
End of period                                             $     43,279      $    182,067
                                                          ============      ============

NON-CASH INVESTING AND FINANCING ACTIVITY:
    Issuance of 48,458,149 shares of common stock
       for investment in Langley Park Investments PLC               --      $ 11,000,000
                                                          ============      ============
    Sale of Bickhams Media ( a formerwholly-owned
       subsidiary)                                                  --      $    428,000
                                                          ============      ============

                 See notes to consolidated financial statements

                   Notes To Consolidated Financial Statements
                            As Of September 30, 2005
                                   (Unaudited)


Note 1 - Company Background And Business Plan

         Avenue Group, Inc. was incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development businesses through interests in our operating subsidiary, Avenue Energy, Inc. In addition, we have an interest in the e-commerce business through our 50.1% equity interest as of November 21, 2005, in Stampville.com, Inc. We have two wholly-owned subsidiaries, I.T. Technology Pty. Ltd. (which is currently inactive), and Avenue Energy, Inc. Avenue Energy was formed to broaden our strategic focus and pursue potential growth and investment strategies in the oil and gas sector.


Note 2 - Summary Of Significant Accounting Policies; Restatement of Opening Balances

(A) Restatement of Opening Balances

         In its normal course of business, The U.S. Securities and Exchange Commission has reviewed our 2004 Form 10-KSB and our March 31, 2005, Form 10-QSB, and has given us comments from their review. After studying their comments we have concluded that we should amend those filings as well as our June 30, 2005 Form 10-QSB. We will amend the filings in the near future. We have changed the opening balances for the periods in these financial statements accordingly. We will report the changes in the amended filings.

(B) Principles Of Consolidation

         The consolidated financial statements include the accounts of Avenue Group, its wholly-owned subsidiaries and the accounts of Stampville which as of September 30, 2005, and December 31, 2004, was 50.1% owned. The losses allocated to the minority stockholders of Stampville exceeded the remaining minority interest and the excess has been allocated to us. We have eliminated all material intercompany accounts and transactions.

(C) Going Concern

         Our consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a net loss of $3,610,000 and a negative cash flow from operations of $830,000 for the nine months ended September 30, 2005, and has an accumulated deficit of $29,018,000 and working capital of $934,000 as of September 30, 2005. These matters raise substantial doubt about our ability to continue as a going concern.

         We are dependent on the proceeds of the sale of our marketable securities, private placements of debt or equity financing to finance our operations. Management plans to rely on the proceeds of loans from affiliates, at their discretion, and debt or equity financing to fund our operations. Currently, we are not engaged in any private placement of securities. There is no assurance that we will be successful in achieving any such financing or raising sufficient capital to fund our operations and our further development. We completed private placements during 2004 for the sale of common stock. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(D) Interim Financial Statements

         The consolidated financial statements as of September 30, 2005 and for the nine and three months ended September 30, 2005 and 2004 are unaudited. In our opinion, the financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the nine and three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

         You should read these interim financial statements in conjunction with our 2004 Annual report on Form 10-KSB.

(E) Estimates

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

                   Notes To Consolidated Financial Statements
                            As Of September 30, 2005
                                   (Unaudited)


         We believe the carrying amount of our investment in ROO and Langley Park approximates its fair value at September 30, 2005. This estimate could change significantly in future reporting periods.

(F) Fair Value of Financial Instruments

         The carrying value of financial instruments including cash, accounts receivable, prepaids, note receivable, accounts payable, accrued expenses and debt, approximates their fair values at September 30, 2005 due to the relatively short-term nature of these instruments.

(G) Marketable Securities

         Investments in Langley Park and ROO Group, Inc. have been designated as available for sale. These securities are reported at market value or fair value, as determined by the closing market price of the related investment, with net unrealized gains and losses included in equity as other comprehensive income
(loss). We review all of our investments for any unrealized losses deemed to be other than temporary. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses on investments are determined using the specific identification method.

(H) Oil and Gas Operations

         We follow the successful-efforts method of accounting for oil and gas operations. Under this method of accounting, we capitalize all property acquisition cost and cost of exploratory and development wells when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, we charge to expense the cost of drilling the well. We include exploratory dry hole cost in cash flow from investing activities within the cash flow statement. We capitalize the cost of development wells whether productive or nonproductive. We had no exploratory well cost that had been suspended for one year or more as of September 30, 2005. As of September 30, 2005, we had drilled one well, the Karakilise 1, on which we anticipate that we may have found commercial quantities of oil and gas. The data on the well is quite preliminary and we have not yet determined if we have found proved reserves.

         We expense as incurred geological and geophysical cost and the cost of carrying and retaining unproved property. We provide depletion, depreciation and amortization (DD&A) of capitalized cost of proved oil and gas property on a field-by-field basis using the units-of-production method based upon proved reserves. In computing DD&A we take into consideration restoration, dismantlement and abandonment cost and the anticipated proceeds from equipment salvage. We apply the provisions of Statement of Financial Accounting Standards No. 143 (Statement 143), Accounting for Asset Retirement Obligations, which provides guidance on accounting for dismantlement and abandonment cost. In 2004 we produced a small quantity of hydrocarbons from the Karakilise 1 well. We recorded DD&A on the well using an approximation of reserves we believe the well may produce.

         We review our long-lived assets for impairment when events or changes in circumstances indicate that an impairment may have occurred. In the impairment test we compare the expected undiscounted future net revenue on a field-by-field basis with the related net capitalized cost at the end of each period. We will calculate expected future cash flow on all proved reserves using a 15% discount rate and escalated prices. Should the net capitalized cost exceed the undiscounted future net revenue of a property, we will write down the cost of the property to fair value, which we will determine using discounted future net revenue. We provide an impairment allowance on a property-by-property basis when we determine that the unproved property will not be developed.

         Sales of Producing and Nonproducing Property - We will account for the sale of a partial interest in a proved property as normal retirement. We will recognize no gain or loss as long as this treatment does not significantly affect the unit-of-production depletion rate. We recognize a gain or loss for all other sales of producing properties and include the gain or loss in the results of operations.

         We account for the sale of a partial interest in an unproved property as a recovery of cost when substantial uncertainty exists as to recovery of the cost applicable to the interest retained. We recognize a gain on the sale to the extent that the sales price exceeds the carrying amount of the unproved property. We recognize a gain or loss for all other sales of nonproducing properties and include the gain or loss in the results of operations.

(I) Foreign Currency Translation

         Assets and liabilities of our Australian subsidiary are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of accumulated comprehensive income
(loss) in stockholders' equity.

                   Notes To Consolidated Financial Statements
                            As Of September 30, 2005
                                   (Unaudited)


(J) Loss Per Common Share

         Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each period. Common stock equivalents are not included in the computation of diluted net loss per common share because the effect would be anti-dilutive.

(K) Stock-Based Compensation

         We recognize employee compensation expenses for our stock options plan using the intrinsic value method of accounting. Under the terms of the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date, over the amount an employee must pay to acquire the stock.

         Companies choosing the intrinsic-value method are required to disclose the pro forma impact of the fair value method on net loss. The pro forma effect on net loss and loss per share are as follows:

                                                      Nine months Ended
                                                     September 30, 2005
                                                     ------------------
Net loss as reported                                      $ (3,610,191)
Pro forma net loss                                        $ (3,620,191)

Loss per share as reported                                $      (0.01)
Pro forma loss per share                                  $      (0.01)


         The fair value of options granted under our stock options plans during the nine months ended September 30, 2004 were estimated on the date of grant, using the Black-Scholes pricing model with the following assumptions:

                                                        Nine Months Ended
                                                       September 30, 2004
                                                       ------------------
Weighted average of expected risk-free interest rates         3.00%

Expected years from vest date to exercise date                   3
Expected stock volatility                                       82%
Expected dividend yield                                          0%

(L) Accumulated Other Comprehensive Income

   The components of Other Comprehensive Income are:

                                                               Unrealized Gain
                                                                 (Loss) on
                                                                 Marketable
                                                                 Securities
                                                                ------------
Balance December 31, 2004, as adjusted--See Note 2 (A)          $  1,002,764
Net (Loss) for the Nine Months Ended September 30, 2005           (1,254,285)

Balance September 30, 2005                                      $   (251,521)


Note 3 - Investments in Marketable Securities

         At September 30, 2005, we owned 33,660,483 shares of ROO Group, Inc. common stock (or approximately 15% of its outstanding shares) and have recorded unrealized gain related to this investment which is included in Other Comprehensive Income in the accompanying consolidated balance sheet.

         In July 2004, we entered into an agreement with a newly formed London-based investment trust, Langley Park Investment Trust ("Langley") for the sale in a private placement of 48,458,149 shares of our common stock in exchange for 6,057,269 ordinary shares of Langley valued at (pound) 1.00 per share or $11 million. The Langley shares are listed on the London Stock Exchange with the symbol LPI. The shares we acquired in the transaction are freely saleable by us, subject to the escrow provisions described below. As part of the transaction, Langley entered into a "lock-up" agreement with us pursuant to which it has agreed not to trade our shares that it received as a result of this transaction for a period of two years from the closing date of the sale. Fifty percent of the shares issued by Langley to us will be held in escrow for two years following the closing. In the event the price per share of our common stock at such time is less than it was at the time of the closing, $0.22.7 per share), Langley will be entitled to receive out of escrow a percentage of our shares from escrow equal to the percentage of such decline. The remaining Langley shares held in escrow will be released to us at such time. On our balance sheet we show the escrowed shares as a restriced asset. Subsequent to the Langley transaction closing the price of our common stock dropped significantly, to $0.05 per share at December 31, 2004. We have determined that at December 31, 2004, the drop in the price of our stock was other than temporary. In accordance with FASB Statement 5, and Current Text-Accounting Standards Topic I80, Investments, and Topic I08, Impairment, we recorded a $636,963 liability for the probable return to Langley of a portion of the escrowed shares as if the December 31, 2004, price of our common stock were the price at the end of the two year escrow period. We expensed the charge for the liability to loss on investment in Langley stock. In subsequent periods we have and will recompute the liability for the probable return of escrowed shares and will record the adjustment to other comprehensive income, unless we conclude that we have another other-than-temporary decline.

         At the date of the stock exchange agreement, the Langley investment shares were valued at $11.8 million. Based on the subsequent decline in the market price of these shares, we recorded a 2004 impairment loss of $9,366,355. Langley's assets consist almost entirely of micro cap securities of companies including ours and companies similar to us. We cannot assure that any of these companies will be successful. Much of our working capital during 2005 has been generated through the sale of Langley shares. Under the terms of our agreement, we have no guarantees as to the price of the Langley investment shares and no right to receive additional shares based on the decline in the value of the investment. It is possible that the value of these shares may decline further in the future, in which event the value of our restricted investment will be reduced further, and the benefit to our financial position may be substantially reduced or eliminated.

         During the three months ended September 30, 2005, we sold 250,000 shares of Langley Park for gross proceeds of $88,584 and recorded a $21,535 gain on the sale which is included in Other Income. At September 30, 2005, we owned 3,807,269 shares of Langley Park common stock. The decrease in the carrying and fair value of this investment has been recorded as other comprehensive loss in stockholder's deficit.

         The change in accumulated other comprehensive income from December 31, 2004 to September 30, 2005 in the accompanying consolidated balance sheet resulted primarily from the reduction in value of our investments in marketable securities.


Note 4 - Oil and Gas Operations

         In May 2005, the Sayers Group completed a transaction with JKX Turkey
(Plc), Ltd. a British company ("JKX"), to complete the Karakilise-2 well. Pursuant to this arrangement, we sold to JKX 30% of our 15% interest in the Karakilise-2 well, or 4.5%, leaving us with a 10.5% interest in this well. In exchange, JKX reimbursed us for 4.5% of the drilling cost to the completion point of this well and we will continue to be responsible for our 10.5% of the drilling costs, estimated to be approximately $2.9 million in the aggregate. As a result of this transaction, we recorded a loss on the sale of 30% of our interest in the Karakilise-2 well of $721,046 and an impairment of our oil and gas property of $319,757.

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

         Non-participation election in the completion of the drilling of the Karakilise Nr. 2 well

         On July 25, 2005, we notified Aladdin Middle East Ltd. that we elected not to participate in the completion of the drilling of the Karakilise Nr. 2 well located in Turkey. The Karakilise Nr 2 (KK-2) well had spudded in November 2004 but had been suspended for mechanical reasons. The well recommenced drilling on June 8th 2005 with Aladdin Middle East Ltd. ("AME") as Operator.

During the interim prior to recommencement, JKX Turkey Ltd, a subsidiary of London Stock Exchange listed exploration and production company JKX Oil & Gas (London: JKX.L) farmed into the Karakilise licenses. The participating percentages of each party became AME and affiliates 59.5%, JKX 30% and Avenue 10.5%. Avenue's interests in our other Turkish prospects were not affected.

The KK-2 well was programmed to drill to a total depth of 8,320 feet to test potential hydrocarbons in the Mardin formation and to provide further geological information related to the Karakilise Nr. 1 well ("KK-1") located about 567 meters away. KK-1 currently produces about 20 bopd. On July 21, 2005 the KK-2 reached its total depth. Four drill stem tests had been taken in the Mardin formation which had been encountered 8,053 ft. Quantities of oil were recovered in the second DST but the results of the other three tests plus the mudlogs taken over the same interval did not indicate, in the judgment of Avenue's geologists, sufficient quantities of hydrocarbons to justify participating in an attempt to run casing and complete the well. Consequently, we have advised the Operator that we have elected not to participate in completion. Even if the KK-2 well is completed by the other parties and put on production, it is unlikely that we will regain a working interest in KK-2 but we have preserved our rights to participate with a 10.5% working interest in all further drilling activity that might be initiated in the Karakilise leases.


Note 5 -  Discontinued Operations

On September 10, 2004, we entered into an agreement with ROO Group, Inc. for the sale of all our shares in our wholly-owned subsidiary, Bickhams Media, Inc., which held 50% of the outstanding shares of VideoDome.com Networks Inc. (VideoDome), a digital video streaming company based in Los Angeles, in exchange for $300,000 (of which $250,000 was received in September 2004 and $50,000 was received in November 2004), 4 million shares of ROO Group's restricted common stock valued at $140,000 and ROO Group's assumption of a an existing $288,000 promissory note of VideoDome. In addition, ROO Group agreed to issue an additional 3 million shares of ROO Group's restricted common stock valued at $105,000 to us in exchange for our termination of certain registration rights with respect to ROO Group shares we owned. This amount is included in other income for the periods ended September 30, 2004. ROO Group is an independently operated provider of digital media systems and technology.

The sale transaction resulted in a gain of $584,874, which has been included in the consolidated operations statement as a gain from sale of discontinued operations.

The elements of the $584,874 gain are:
         Cash                                                     $ 300,000
         4 million shares of restricted ROO Media common stock      280,000
         Assumed Note                                               288,000
                                                                  ---------
Total consideration                                                 868,000
Net Assets of Video Dome                                           (143,126)
                                                                  ---------
Gain on Disposition                                               $ 724,874
                                                                  =========


Note 6  - Segments

         We operate in two segments: oil and gas operations and e-commerce. See
Note 2 for further description.


Nine Months Ended September 30, 2005          Oil & Gas         E-Commerce        Corporate        Consolidated
Revenue, net                                 $    23,312       $     9,418       $        --       $    32,730
Operating (loss)                             $(1,539,545)      $    (1,262)      $(1,203,204)      $(2,744,011)
Depreciation, depletion & amortization       $    26,660       $        --       $   144,200       $   170,860
Interest (expense), net                      $        --       $   (15,420)      $    (6,419)      $    21,839
Capital expenditures                         $        --       $        --       $        --       $        --
Total assets                                 $   273,651       $        --       $ 2,718,486       $ 2,992,137



Nine Months Ended September 30, 2004          Oil & Gas         E-Commerce         Corporate       Consolidated
Revenue, net                                 $    55,706       $    15,082       $        --    $    70,788
Operating (loss)                             $(1,923,123)      $      (434)      $(1,490,077)   $(3,413,634)
Depreciation & amortization                  $       452       $        --       $     9,788    $    10,240
Interest expense, net                        $        --       $        --       $    (3,845)   $    (3,845)
Capital expenditures                         $ 1,019,825       $        --       $     6,005    $ 1,025,830
Total assets                                 $ 3,192,126       $     1,356       $ 5,414,797    $ 8,608,279


Note 9 - Subsequent Events

         On November 3, 2005, we entered into a Participation Agreement with Geoproduction Oil and Gas Company LLC and Ray Oil Tools, for the development of an area known as Esperanza Block located in the Lower Magdalena Basin in the northwestern region of Colombia in Latin America. The Esperanza Block measures approximately 114,000 acres. At the closing of the Participation Agreement, we will pay $2.7 million for the purchase of a 45% interest in all future exploration activities in the Esperanza Block, subject to a series of cash payments and drilling commitments and confirmation of remaining reserves by a reputable independent engineering firm. Subject to due diligence and our ability to raise the required capital in debt or equity, we expect to complete the closing on or before December 15, 2005. On November 11, 2005, we paid $50,000 to Geoproduction and Ray Oil Tools as a deposit pursuant to such Participation Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Cautionary Safe Harbor Statement Under The United States Private Securities Litigation Reform Act Of 1995.

         Certain information contained in this Form 10-QSB are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 (the "Act"), which became law in December, 1995. In order to obtain the benefits of the "safe harbor" provisions of the Act for any such forward-looking statements, we wish to caution Investors and prospective Investors about significant factors which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10-QSB contains forward-looking statements relating to future financial results. Actual results may differ as a result of factors over which we have no control, including general economic and business conditions; effects of war or terrorists acts on the capital markets or our activities, including oil and gas exploration and production, competition and ability to gain market acceptance of products; success of our operating and investment initiatives; including our investment in the Karakilise-2 well and other oil and gas exploration and drilling initiatives, operating costs; fluctuation in oil and gas prices, advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; our ability to obtain financing for our ongoing operations or proposed initiatives, including our participation in licenses and leases in Turkey; availability, terms and deployment of capital; availability of qualified personnel; labor and employment benefit costs; changes in, or failure to comply with, various government regulations; slower than anticipated completion of research and volatility in the trading price of our securities, and other risks listed from time to time in reports filed with the Securities and Exchange Commission, which factors are incorporated herein by reference. This Form 10-QSB is not an offer to sell or a solicitation of an offer to buy any of our securities. Any such solicitation or offer may only be made through a prospectus which has been approved by the SEC in the states in which such solicitation or offer has been approved.

Overview and Plan of Operations

         Avenue Group, Inc. was incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development, e-commerce and other investments, through interests in our operating subsidiaries, Avenue Energy, Inc., Stampville.Com Inc. and through our equity interest in ROO Group, Inc. ("ROO") which was approximately 15% as of August 18, 2005 and which is traded on the NASDAQ-OTCBB. We have two wholly-owned subsidiaries, I.T. Technology Pty. Ltd., which was established to further our operations in Australia; and Avenue Energy, Inc., which we formed in November 2002 to broaden our strategic focus and pursue potential growth and investment strategies in the oil and gas sector. Avenue Group, Inc. currently also owns 50.1 % of Stampville.com, Inc. We have limited sales and will require significant additional capital in the near term to support our operations and to implement our business strategies. As discussed below, during 2005 our activities have been principally devoted to capital raising activities and oil and gas activities in the Republic of Turkey and in the northwestern region of Colombia in Latin America.

         In 2002, we began to consider acquisitions of and investments in oil and gas exploration and production entities. Avenue Energy, Inc. was formed to pursue this line of business.

         On November 18, 2002, we entered into a Farmin and Participation Agreement with the Sayer Group and Middle East Petroleum Services Limited and acquired an option that allowed us to participate in and acquire a 45% working interest in up to 31 exploration licenses and 2 production leases held by the members of the Sayer Group in Turkey; including the Karakilise License, where we made our first potentially commercial oil discovery in September 2003. Under revised agreements finalized in October 2004, we reduced our existing and ongoing obligations to fund activities at the Karakilise license and our participation interests at this license from 50% to 15% (which interest was further reduced to 10.5% subsequent to March 31, 2005). In addition, as part of these amendments, we elected to relinquish our options to acquire participation interests in certain licenses and leases, including our option with respect to activities in the Khata field with the Sayer Group in Turkey and the parties agreed that they may now apply for new licenses in Turkey independently of each other. Following the amendments, we will have a participation interest in 12 oil and gas leases and licenses in Turkey. These licenses and leases include the Karakilise Licenses and a 50% participation interest in the Gercus, Rubai, Kilis and Arpatepe Licenses.

         During 2002 we exercised an option under the Farmin Agreement to acquire a 45% interest in the Tosun-1 well and License. Drilling of this well commenced in the fourth quarter of 2002. Drilling on the Tosun-1 well continued through May 2003 at which time total depth was reached. Although over 100 barrels of good quality oil were recovered at this well, the recoveries were a mixture of mostly formation water and some oil. In August 2003, the operator proposed, and the joint venture parties agreed to, the abandonment of the well, but not the License, as it was likely that the well would produce too much water from this location to be commercial. In view of the other existing and forthcoming commitments with respect to our activities in Turkey it was not deemed practical to maintain this license under the prevailing circumstances.

         On April 17, 2003, we exercised the Karakilise option. Spudding of the Karakilise-1 well occurred in late June 2003. This well went into commercial production in September 2003.

Karakilise-1

         The Karakilise-1 has produced good quality light crude (32.5 API). As of September 30, 2005, approximately 37,271 barrels of oil had been produced from this well. The Sayer Group sells the Karakilise crude on behalf of the joint venture to the refinery at a price which reflects world parity in the month preceding the sale, plus transportation costs to the refinery gate, adjusted for crude quality. Due to the limited amount of geological information available at the present time, there has been no determination made as to any reserve estimates at Karakilise. This will likely require the drilling of additional wells under the license.

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

         The operator, AME, will monitor the Karakilise-1 well at its recent production rate of approximately 15-25 BOPD with an equivalent amount of formation water until more information is available on reservoir behavior and the thickness of the oil pay in the field.

Karakilise-2

         Following delays and uncertainties concerning the spudding date of the Karakilise-2 well and the previously outstanding matters with the Sayer Group in relation to field infrastructure and operating expenses, in October 2004, we and the Sayer Group finalized a series of amendments to existing agreements, whereby Avenue reduced our existing and ongoing obligations to fund activities at the Karakilise license and our participation interests at this license from 50% to 15% (which interest was further reduced to 10.5% subsequent to March 31, 2005). These reduced obligations include the infrastructure improvements and operational costs at the Karakilise-2 well, which commenced drilling on November 3, 2004; as well as the additional drilling and operating costs with respect to the Karakilise-2 well. The Sayer Group has applied amounts previously paid by Avenue towards the settlement of these matters, such that we have now funded our share of such costs through the end of the September quarter and it has also funded our share of drilling the Karakilise-2 well. In the event of a decision to complete the Karakilise-2 well, Avenue will be required to pay approximately a further $60,000, representing our proportionate share of completion costs of such well.

         The Karakilise-2 well was spudded in November 2004 and drilling was suspended a few weeks later at approximately 2,200 feet due to mechanical problems. Subsequently, the Sayer Group completed a transaction with JKX to complete the well. Pursuant to this arrangement, JKX received 30% of our 15% interest in the Karakilise-2 well, or 4.5%, plus the remaining Karakilise lease, leaving us with a 10.5% interest in this well. In exchange, JKX reimbursed us for 4.5% of the drilling cost to the completion point of this well and we will continue to be responsible for our 10.5% of the drilling costs, estimated to be approximately $2.9 million in the aggregate.

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

         On July 25, 2005, Avenue Group, Inc. notified Aladdin Middle East Ltd. that it elected not to participate in the completion of the drilling of the Karakilise-2 well. Even if the Karakilise-2 well is completed by the other parties and put on production, it is unlikely that Avenue will regain a working interest in Karakilise-2 but it has preserved our rights to participate with a 10.5% working interest in all further drilling activity that might be initiated in the Karakilise leases.

         On July 25, 2005, Avenue Group, Inc. notified Aladdin Middle East Ltd. that it elected not to participate in the completion of the drilling of the Karakilise Nr. 2 well located in Turkey. As previously reported, the Karakilise Nr 2 (KK-2) well had spudded in November 2004 but had been suspended for mechanical reasons. The well recommenced drilling on June 8th 2005 with Aladdin Middle East Ltd. ("AME") as Operator. During the interim prior to recommencement, JKX Turkey Ltd, a subsidiary of London Stock Exchange listed exploration and production company JKX Oil & Gas (London:JKX.L - News) farmed into the Karakilise licenses. The participating percentages of each party became AME and affiliates 59.5%, JKX 30% and Avenue 10.5%. Avenue's interests in our other Turkish prospects were not affected. As a result of this transaction, we recorded a loss of $721,046 and an impairment of oil well of $319,757.

Other Licenses and Leases in Turkey

         Following our participation in the two initial wells in 2003, We elected to exercise our option into additional exploration licenses and leases held by members of the Sayer Group in Turkey. In January, 2004, we entered into new joint operating and related agreements ("the Agreements") with Aladdin Middle East Ltd and its affiliates (AME) covering drilling and production operations in the Karakilise license and 25 other exploration and production licenses and leases in Turkey (the "Additional Licenses").

         As part of the October 2004 amendments, we elected to relinquish our options to acquire participation interests in certain licenses and leases with the Sayer Group in Turkey, including the Khata leases and the parties also agreed that they may now apply for new licenses in Turkey independently of each other. As a result of these amendments we have substantially reduced our ongoing monthly expenditures for representation fees, license fees, and ongoing administrative costs in Turkey and all previous disagreements were resolved.

         Following the amendments, we currently have a participation interest in 11 oil and gas leases and licenses covering approximately 1,146,555 acres in Turkey. These licenses and leases include the Karakilise Licenses and a 50% participation interest in the Gercus, Rubai, and Arpatepe Licenses. Avenue will require additional capital to preserve these licenses and to participate in the proposed drilling programs at theses licenses during the next 12 months.

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

         The Arpetete prospect, comprised of 95,988 acres is located adjacent to the N.V.T. Perenco and the TPAO fields. A well must be spudded by November 30th 2005 or the lease will expire. Avenue and our partner AME are evaluating whether to seek an extension.

         Avenue and AME also held a 50% working interest in the Killis prospect located in the folded overland area near the East Anatolian and Dead See strike faults. Pursuant to the terms of the leases, an initial well had to be drilled by July 2005. After evaluation of the geophysical and geological data supporting this prospect, Avenue elected not to participate in any attempt to extend the lease and surrendered our interest in the prospect.

Other Operations and Activities

         On November 3, 2005, we entered into a Participation Agreement with Geoproduction Oil and Gas Company LLC and Ray Oil Tools, for the development of an area known as Esperanza Block located in the Lower Magdalena Basin in the northwestern region of Colombia in Latin America. The Esperanza Block measures approximately 114,000 acres. At the closing, of the Participation Agreement, we will pay $2.7 million for the purchase of a 45% interest in all future exploration activities in the Esperanza Block, subject to a series of cash payments and drilling commitments and confirmation of remaining reserves by a reputable independent engineering firm. Subject to due diligence and our ability to raise the required capital in debt or equity, we expect to complete the closing on or before December 15, 2005. On November 11, 2005, we paid $50,000 to Geoproduction and Ray Oil Tools as a deposit pursuant to such Participation Agreement.

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

Results of Operations

Quarter Ended September 30, 2005

         During the quarter ended September 30, 2005, we generated net revenue of $9,000 versus $29,000 for the 2004 September quarter. The reduction in revenue was primarily due to a reduction in oil sales from the KK-1 well. The net loss for the quarter ended September 30, 2005 was $1,330,000 versus $24,000 net income for the 2004 quarter.

Nine Months Ended September 30, 2005

         During the nine months ended September 30, 2005, we generated net revenue of $33,000 versus $71,000 for the 2004 period. The reduction in revenue is primarily due to a reduction in oil sales from the KK-1 well. The net loss for the nine months ended September 30, 2005 was $3,610,000 versus $2,673,000 for the 2004 period. A substantial component of this net loss figure is impairment losses of $1,388,000 incurred on our Karakilise property in Turkey. We also incurred a loss of $721,000 on the sale of part of our interest in an the Karakilise property. During the 2005 period selling, general and administrative expense decreased by $564,000, 29%, primarily due to a reduction in compensation.

Liquidity and Capital Resources

         We have generated losses from inception and continue to incur losses. Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had a net loss of $3,610,000 and negative cash flow from operations of $830,000 for the nine months ended September 30, 2005. We had working capital of $934,000 and an accumulated deficit of $29,018,000 as of September 30, 2005. As of September 30, 2005, we had cash of $43,000. In addition to cash, a portion of our assets consist of our investments in ROO and Langley, both of which are highly volatile equity securities which are thinly traded. Most of our working capital during 2005 to date has been generated through the sale of Langley shares. If we are unable to continue to generate cash through the sale of either or both of these securities our ability to operate may be materially and adversely affected.

         During the next twelve months, our business plan contemplates that we further develop our oil and gas activities. In November 2005 we entered into a Participation Agreement for oil and gas operations in Colombia, South America. Subject to due diligence and our ability to borrow, we will pay $2.7 million for the purchase of a 45% interest in the activity covered by the Agreement. To date we have been dependent on the proceeds of private placements of our debt and equity securities and other financings in order to implement our operations.

         Management plans to rely on the proceeds from new debt or equity financing and the sale of shares held by it to finance our ongoing operations. During 2005, we intend to continue to seek additional capital in order to meet our cash flow and working capital. There is no assurance that we will be successful in achieving any such financing or raise sufficient capital to fund our operations and further development. We can not assure that any such financing will be available to us on commercially reasonable terms, if at all. If we are not successful in sourcing significant additional capital in the near future, we will be required to significantly curtail or cease ongoing operations and consider alternatives that would have a material adverse effect on our business, results of operations and financial condition. In such event we may need to relinquish most, if not all of our ongoing oil and gas rights and licenses, and we may be unable to continue as a going concern.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer, who is our principal executive officer and our principal financial officer.

Changes in Internal Controls over Financial Reporting

         There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Critical Accounting Policies and Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Although actual results may differ from these estimates under different assumptions or conditions, we believe that our estimates are reasonable and that actual results will not vary significantly from the estimated amounts. We believe the following accounting policies and estimates are critical in the preparation of our financial statements: the carrying value of our oil and gas property and the estimate of our asset retirement obligation.

         Oil and gas property. We utilize the successful efforts method of accounting for cost related to our oil and gas property. This method is discussed in the notes to our financial statements. We have not yet established any proved oil and gas reserves on the property we are currently developing, the Karakilise property in Turkey. We believe that the property will never recover the cost we incurred in acquiring and developing it. Accordingly in both 2005 and 2004 we recorded impairment expense of $1,388,000 and $1,936,000, respectively, to reduce the carrying value of the property to a preliminary estimate of $247,000 recoverable value at September 30, 2005, pending completion of a determination of proved reserves on the property as of December 31, 2005.

Asset retirement obligation. We have a significant obligation related to the eventual plugging of the Karakilise 1 and 2 wells, the removal of equipment and facilities, and returning the land to its original condition. We have recorded the obligation in accordance with Financial Accounting Standard Statement No. 143, "Accounting for Asset Retirement Obligations". The obligation is based on estimates, including the ultimate expected cost of the obligation, the expected future date of the required cash expenditures, and inflation rates. The nature of these estimates requires us to make judgments based on historical experience and future expectations related to timing. We review the estimate quarterly. The reviews may require revisions to the estimate based on such things as changes to cost estimates or the timing of future cash outlays. Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.

                           PART - II OTHER INFORMATION


Item 1. Legal Proceedings

         None

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

         None

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission Of Matters To A Vote Of Security Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits

Exhibit No.        DESCRIPTION
----------         -------------------------------------------------------------
  31.1 Certification of President and Chief Executive Officer - Levi Mochkin, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

  32.1 Certification of Chief Executive Officer, Levi Mochkin Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.*

------------
*   Filed herewith.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               AVENUE GROUP, INC.


                                               By /s/ Levi Mochkin
                                                  -----------------------------
                                                 Levi Mochkin
                                                 Principal Executive Officer and
                                                 Principal Financial Officer


Dated: November 21, 2005