Form 10KSB
period 2005-12-31
AVENUE GROUP INC
filed 2006-04-20
CIK 1100006

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005

                        Commission File Number 000-30-543

                               Avenue Group, Inc.


                 Incorporated in Delaware IRS ID No. 98-0200077


             405 Lexington Avenue, 26th Floor, New York, N.Y. 10174

                     Issuer's Telephone No.: (888) 612-4188

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

Issuer's revenues for its most recent fiscal year was $$34,886

The aggregate market value of voting and non-voting common equity held by non-affiliates based on the last sale price on the over-the-counter market of the Registrant's common stock ("common stock") as of April 17, 2006, was approximately $2,340,000. There were approximately 84,000,000 outstanding shares of common stock held by non affiliates and 246,490,986 total outstanding shares of common stock as of April 17, 2006

Documents incorporated by Reference: Items 9, 10, 11, 12, and 13 hereof are incorporated by reference from Registrant's 10K-SB Statement as Amended to be filed with the SEC by May 1, 2006

                                     PART I

ITEM 1. BUSINESS

THIS ANNUAL REPORT ON FORM 10-KSB AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS BASED ON EXPECTATIONS, ESTIMATES AND PROJECTIONS AS OF THE DATE OF THIS FILING. FOR FURTHER INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS, PLEASE REFER TO THE MANAGEMENT DISCUSSION AND ANALYSIS SECTION OF THIS 10-KSB.

GENERAL

Avenue Group, Inc. was incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development through our wholly-owned operating subsidiary, Avenue Energy, Inc. (`Avenue Energy') We also own as of December 31, 2005, 4.9% of the outstanding common stock of ROO Group, Inc. (RGRP.OB), an e-commerce and digital media business, 4.75% of the outstanding common stock of Langley Park Investment Trust (LPI.L) and 50.1% of the common stock of Stampville.com, Inc., an inactive business. We have a wholly-owned Australian subsidiary, I.T. Technology Pty. Ltd.

From 1999 to November 2002 we were known as I.T. Technology Inc. and our primary business was in the technology sector via our investments in Videodome Inc and Stampville.com Inc. Videodome has since been sold to Roo Group Inc. and Stampville.com Inc. operations are currently inactive.

In April 2002, our common stock commenced trading on the NASDAQ OTC Bulletin Board under the symbol ITTE. In October 2002 we were listed on the third market segment of the Frankfurt Stock Exchange under the symbol ITQ.

Due to changes in the marketplace and the economic environment, during 2002 we determined to broaden our strategic focus and pursue a broader range of potential growth and investment strategies. In connection with this our Board of Directors approved a proposal to change the Company's name to "Avenue Group, Inc." Our shareholders approved the name change at our 2002 Annual Meeting of Stockholders, which was held on December 24, 2002 and the name change became effective on January 21, 2003. We currently trade on the OTC Bulletin Board under the symbol AVNU.

As part of our shift to a broader strategic focus, during the second half of 2002 we began to consider acquisitions of and investments in, oil and gas exploration and production entities. In November 2002, we formed Avenue Energy, Inc. to pursue this line of business. Avenue Energy entered into agreements with the Sayer Group, experienced in oil and gas operations in Turkey. Through these agreements, we initially acquired a 50% interest in the Karakilise license and other exploration and production licenses and leases in Turkey. These leases and licenses were granted to Avenue Energy pursuant to an option to acquire interests in up to 31 other oil and gas properties in Turkey as well as an option to invest in future exploration and production licenses acquired by the Sayer Group in Turkey, provided we remain a rights holder in an exploration or production lease with the Sayer Group. Subsequently we have reduced our existing and ongoing obligations to fund activities at the Karakilise license and its participation interests in this license from 50% to 10.5%. Other leases have expired, and we now have, in addition to the Karakilise license, a 50% participation interest in the North Rubai prospect in Turkey. We are considering acquisition of interests in other oil and gas prospects. Avenue Energy is discussed in detail in the "Business" section of this Form 10-KSB.

In February 2005, we had a change in the Board of Directors and Management. Norman Singer, a 35 year veteran of the Oil and Gas business, Ambassador Uri-Bar-Ner, the former Israel Ambassador to Turkey and Shaya Boymelgreen, a prominent real estate developer and a large shareholder of Avenue Group joined our Board of Directors. In February 2005, Jonathan Herzog, an EVP and Board Member and Yam-Hin (Jim) Tan, our CFO and Board Member in June 2005, resigned from all positions in the company.

The principal executive offices of the Company are located at 405 Lexington Avenue 26th Floor New York, NY 10174 and the telephone number is 888-612-4188 (facsimile 347-952-3683). The Company's web site is located at www.avenuegroupinc.com .

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

WE HAVE A LIMITED OPERATING HISTORY AND THEREFORE CANNOT ENSURE THE SUCCESSFUL OPERATION OF OUR BUSINESSES OR THE EXECUTION OF OUR BUSINESS PLANS.

Although we were formed in 1999, we have a limited operating history. Our businesses are still in the formative state and therefore have never operated profitably and we do not foresee our current operations operating profitably in the foreseeable future.

We currently intend to concentrate most of our financial resources for the foreseeable future in the acquisition of rights and interests in oil and gas exploration and production, as well as the ongoing working capital requirements of our businesses and operations. To date, only one of our oil and gas properties, the Karakilise-1 well, has generated any oil production revenues and these revenues have, to date, been utilized entirely to cover part of the costs of operating the well and infra-structure improvements at the Karakilise well. Our ability to generate operating profits from oil and gas operations will be contingent on the successful exploration and drilling of wells in which we have an interest. There can be no assurances that the participation interests we have in the Karakilise license and other exploration licenses and leases in Turkey will result in any productive wells being drilled and, if productive, as to the actual amounts and timing of revenues we will receive with respect thereto. We will need significant additional capital in the near future to fund the further exploration activities and the further development of our oil and gas leases and licenses in the Republic of Turkey and elsewhere. Our failure to acquire this capital may also cause the loss of some or all of our rights with respect to oil and gas leases where we have interests in Turkey, as well as the curtailment of our corporate activities which would have a material adverse effect on our business, operations and prospects.

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


IF WE ISSUE EQUITY SECURITIES DILUTION MAY OCCUR.

In order to obtain the financing necessary to satisfy our commitments in Turkey and elsewhere to implement our business plan, additional funds may be raised through the issuance of equity securities or if we otherwise issue our equity securities, our existing stockholders may experience significant dilution; and the new securities may have rights, preferences or privileges senior to those of the rights of the holders of our common stock.

CURRENTLY OUR BOARD OF DIRECTORS CONSISTS PRIMARILY OF MEMBERS OF MANAGEMENT AND CONSULTANTS; CONSEQUENTLY, THE SHAREHOLDERS IN THE COMPANY MAY NOT HAVE MEANINGFUL OVERSIGHT OVER THE MANAGEMENT OF OUR BUSINESS.

Currently, our Board of Directors consists of four members, two of whom are members of management. As a result of the foregoing, our Board also serves as the audit committee to oversee our financial reports and controls. Accordingly, we have no separate audit or other committees of the Board. Although we hope to be able to appoint additional independent outside directors to our Board in the future, as a result of the present corporate and regulatory environment, it has become increasingly difficult for small public companies such as ours to attract qualified independent outside directors. Consequently, we cannot state when, if ever we will be able to add additional qualified outside directors to our Board of Directors. In addition, pursuant to recently enacted rules, NASDAQ and other national stock exchanges now require that a company wishing to be eligible for trading on a national market have one or more independent directors on its Board to serve on an audit committee.

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

THERE ARE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS AND EXPANSION.

A part of our business strategy is to acquire and develop oil and gas leases and operations in foreign countries, particularly Turkey. As a result of this strategy, we may experience difficulty in managing international operations as a result of technical problems, distance, language and cultural differences. There are significant risks inherent in doing business on an international level, such as, political and economic instability, civil unrest, crime, unexpected changes in regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, fluctuations in foreign currency exchange rates, longer payment cycles, problems in collecting amounts due, difficulty in enforcing contracts, seasonal fluctuation in business activity and potential adverse tax consequences, laws and regulations, such as forced divestiture of assets; restrictions on production, imports and exports; war or other international conflicts; civil unrest and local security concerns that threaten the safe operation of company facilities; price controls; tax increases and retroactive tax claims; expropriation of property; cancellation of contract rights; and environmental regulations. Most of these risks are uninsurable. Both the likelihood of such occurrences and their overall effect on us will vary greatly from country to country and are not predictable. The rights acquired from the Sayer Group in Turkey include leases located near the borders of Iraq and Syria and given the current situation in the Middle East, may be subject to increased instability and risks. If any of such risks materialize we may have little or no ability to manage them or avert any consequences thereon and our business may suffer as a result.

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

OUR OIL AND GAS EXPLORATION AND DEVELOPMENT OPERATIONS AND EARNINGS DEPEND ON DISCOVERY OF ECONOMICALLY RECOVERABLE OIL AND GAS RESERVES.

Our success will in the near term depend on our ability to acquire oil and gas reserves that are economically recoverable. It cannot be assured that the Karakilise-1 well will ever generate sufficient revenues to provide us with cash for our other activities or that the other wells which we may develop in Turkey or elsewhere will result in the discovery of oil and gas at such locations or, if found, that the extraction of oil and gas from these locations will be commercially feasible. No proven reserves have been determined at any of the oil and gas licenses or leases where we hold interests. Unless we successfully explore, develop or acquire properties containing economically extractable reserves, our economic viability will be adversely affected.

NONE OF OUR MANAGEMENT HAS TECHNICAL TRAINING OR EXPERTISE IN PETROLEUM ENGINEERING OR GEOLOGY.

Petroleum engineering and geology are fundamental tools in exploring for and developing oil and gas property. Numerous petroleum engineers and geologists provide consultation to the industry, and we utilize the services of such consultants as we deem appropriate. Nevertheless, by not having such expertise in our management, we are at risk of failing to recognize the need for such consultation until after we have made one or more costly erroneous decisions as a result of not having such expertise. We are also at risk of failing to adequately evaluate the expertise of consultants whom we do engage, and thus making costly erroneous decisions based on advice from inappropriate consultants. The errors described above could have an impact so large as to jeopardize our ability to continue as a going concern.

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

THE COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND ITS MARKET PRICE MAY FLUCTUATE SIGNIFICANTLY.

Of the 246,490,986 shares of our common stock issued and outstanding as of April 17, 2006 only approximately 84,000,000 were held by non-affiliates and freely tradable in the public marketplace. We and/or selling shareholders from recent private placements may file a registration statement for the offer and sale of additional shares without the assistance of an underwriter. There can be no assurance that there will be a market for these additional shares. In addition, the immediate availability of a significant number of additional shares in the public marketplace through a public offering of our shares or the influx of Rule 144 shares from various parties who have acquired our shares in private placements more than a year ago, may seriously and adversely affect the trading price and liquidity of our shares. The influx of additional shares of our common stock into the marketplace could also adversely affect an investor's ability to sell the common stock in short time periods, or possibly at all. The common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of the common stock without regard to our operating performance. In addition, we believe that factors such as fluctuations in our financial results or prospects and changes in the overall economy, the oil and gas exploration, drilling and production segment of the market or the condition of the financial markets could cause the price of the common stock to fluctuate substantially.

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

As of April 17, 2006, 246,490,986 shares of our common stock were issued and outstanding. Of such amount approximately 84,000,000 of our shares, are held by non-affiliates and are freely tradable in the public marketplace. In September 2006, 48,458,149 shares of common stock held by Langley Park Investment Trust PLC will be released from a lock-up agreement with us and the holder may seek to have such shares traded on the open market at that time. There is also an outstanding option to purchase up to 50,000,000 shares of our common stock at $.04 per share, which expires in April 2008. In addition, there are outstanding options and other vested commitments to issue in excess of an additional 10,950,000 shares of common stock. Given the limited market for the common stock, there is no guarantee that a public market will exist for all or even a significant portion of our outstanding restricted shares and the shares issuable upon the exercise of options or other commitments and the market price of the common stock could drop dramatically due to the sales of any significant amount of these shares or the perception that such sales could occur.

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

A SIGNIFICANT PORTION OF OUR CURRENT ASSETS ARE IN HIGHLY VOLATILE EQUITY SECURITIES WHICH ARE THINLY TRADED

We currently hold 140,109 shares of Common Stock of ROO Media, Inc which is traded on the NASDAQ-OTCBB and 3,757,269 shares of Langley Park Investment Trust PLC. which was listed on the London Stock Exchange in September 2004. Both of these securities are highly speculative, have share prices which are very volatile and have a high degree of risks. ROO is currently generating significant losses and has stated that it will be dependent on additional financing during the next twelve months. Langley's assets consist almost entirely of micro cap securities of companies including ours and companies similar to us. There are no assurances that any of these companies will be successful. We also recorded an impairment loss relating to the Langley shares of $10,003,318 for the year ended December 31, 2004. Much of our working capital during 2005 has been generated through the sale of Langley and ROO shares. If we are unable to continue to generate cash through the sale of either or both of these securities our ability to operate may be materially and adversely affected.

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


THE COMPANY

Avenue Group, Inc. was incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development through our wholly-owned operating subsidiary, Avenue Energy, Inc. We also own as of December 31, 2005, 4.9% of the outstanding common stock of ROO Group, Inc. (RGRP.OB), an e-commerce and digital media business, 4.75% of the outstanding common stock of Langley Park Investment Trust (LPI.L) and 50.1% of the common stock of Stampville.com, Inc., an inactive business. We have a wholly-owned Australian subsidiary, I.T. Technology Pty. Ltd.

We have limited sales and our activities to date have been principally devoted to raising capital, establishing and advancing operations at Avenue Energy, which commenced oil production in September 2003 In July 2005, we relocated our principal executive offices to New York, though we still maintain a representative office in Ankara, Turkey.

From 1999 to November 2002 we were known as I.T. Technology Inc and our primary business was in the technology sector via our investments in VideoDome Inc and Stampville.com Inc. VideoDome has since been sold to Roo Group Inc. and Stampville.com Inc operations are currently inactive.

In April 2002, our common stock commenced trading on the NASDAQ OTC Bulletin Board under the symbol ITTE. In October 2002 we were listed on the third market segment of the Frankfurt Stock Exchange under the symbol ITQ.

Due to changes in the marketplace and the economic environment, during 2002 we determined to broaden our strategic focus and pursue a broader range of potential growth and investment strategies. In connection with this our Board of Directors approved a proposal to change the Company's name to "Avenue Group, Inc." Our shareholders approved the name change at our 2002 Annual Meeting of Stockholders, which was held on December 24, 2002 and the name change became effective on January 21, 2003. We currently trade on the OTC Bulleting Board under the symbol AVNU.

As part of our shift to a broader strategic focus, in November 2002 we began to pursue acquisitions of and investments in oil and gas exploration and production property.

We discuss our specific oil and gas properties in Item 2, Property, of this report.

We anticipate requiring significant additional capital in order to fund Avenue Energy's anticipated oil and gas related activities in the Republic of Turkey, the acquisition and exploration of oil and gas leases and licenses located elsewhere and to fund corporate overhead expenditures during 2006. In order to meet these capital requirements we are currently considering a number of strategies, including seeking additional financing through the sale of debt and equity securities. There can be no assurance that sufficient financing will be available to us, or if available, that it will be available on commercially reasonable terms. If we are not successful in sourcing additional capital we may have to significantly curtail our oil and gas activities and reduce corporate activities, all of which would have a material adverse effect on our business and operations in 2006.

We review the status of our oil and gas property periodically to determine if an impairment of our property is necessary. We follow the guidance in paragraphs 28 and 31 of FASB Statement 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, requiring periodic assessments for impairment of unproved properties and exploratory well cost when reserves are not found. In the impairment test we compare the expected undiscounted future net revenue on a field-by-field basis with the related net capitalized cost at the end of each period. Should the net capitalized cost exceed the undiscounted future net revenue of a property, we write down the cost of the property to fair value, which we determine using estimates of discounted future net revenue. We provide an impairment allowance on a property-by-property basis when we determine that unproved property will not be developed.

In 2004, we recorded an impairment loss of $2,128,126 in connection with licenses that had either lapsed or been relinquished. The impairment loss includes a charge of $1,879,794 in connection with our Tosun License (acquired in 2002 under the Farmin Participation Agreement with the Sayer Group) in Turkey following the expiration of a previous extension granted in connection with the license as well as an impairment charge of $248,332 following a reallocation of our investment in oil leases to account for the retroactive reduction in our participation interest in the Karakilise license to 15%. In 2005, we recorded an additional impairment loss of $1,563,343 as a result of our review of our remaining property in Turkey.

Separation Agreement

On February 7, 2005, Jonathan Herzog, our former Executive Vice President and a member of our Board of Directors agreed to resign from all positions he held with us and our subsidiaries. In connection with his resignation, we entered into a Separation Agreement and General Release with Mr. Herzog pursuant to which we agreed to pay Herzog $92,250 in cash to cover certain deferred compensation owed to Herzog and to satisfy the parties' respective obligations under his employment agreement with us. In addition to the cash payment, Herzog caused to be delivered to us a total of 10,000,000 shares of our common stock and paid us $125,000 in exchange for the delivery by us to Herzog of 12,500,000 shares of the common stock of ROO owned by us and a cash payment of $125,000.

Appointment of New Directors

Effective February 7, 2005, following the resignation of Herzog from our Board of Directors, we amended our Bylaws to increase the authorized number of directors to four members and the directors, Levi Mochkin and Yam-Hin (Jim) Tan, appointed Norman J. Singer and Uri A. Bar Ner to fill the vacancies in the Board.. Subsequently, effective February 17, 2005, we amended our Bylaws to increase the authorized number of directors to five members and our Board of Directors elected Shaya Boymelgreen to the Board. On July 11, 2005, Mr. Yam-Hin Tan, who had been serving as the Chief Financial Officer and a Director, resigned from such positions.

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

In connection with the appointment of Mr. Bar Ner to our Board, we entered into a Directorship and Consulting Agreement dated February 7, 2005 (the "DFI Agreement") with Development for Israel, LLC, a New York limited liability company ("DFI"), pursuant to which DFI agreed to make available to us the services of DFI's founder, Mr. Bar Ner, to serve as one of our directors. As compensation for the services of Mr. Bar Ner as a director, DFI receives $2,500 per month, payable quarterly in advance, plus 100,000 shares of our common stock per month for each month Mr. Bar Ner serves as a director during his first year of service. In the event of the death of Mr. Bar Ner prior to the completion of the first year of his service as a director, his entire stock grant of 1,200,000 shares shall be vested in DFI and delivered to DFI or its legal representative.

Sale of Marketable Securities

In January, March and April 2005, we sold an aggregate of 2,300,000 shares of Langley Park Investment Trust (LPI.L) held by us for gross proceeds of $654,975.

In the quarter ended March 31, 2005, we sold all of our holdings in Australian securities, 1,073,766 shares, for gross proceeds of $75,478.

In the Quarter ending December 31, 2005, we sold 110,000 shares of Roo Group (RGRP.OB) for gross proceeds of $365,806

The proceeds from the sales of these shares were used to fund our ongoing working capital requirements for 2005.

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

Our activities during 2005 were principally devoted to capital raising activities, oil and gas activities in the Republic of Turkey arising out of the Farmin Agreement between Avenue Energy and the Sayer Group, through our wholly-owned subsidiary Avenue Energy and the pursuit to acquire oil and gas exploration and production properties in the US and Colombia.

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

Avenue Energy is currently engaged in the exploration, development and production of oil and gas in Turkey. See Item 2, Property, of this report.

Our strategy is to secure, through Avenue Energy, rights to oil and gas leases and licenses and to apply new technology and outside capital to undertake a sustained and aggressive exploration and development program in an effort to attempt to unlock undiscovered and undeveloped oil and gas reserves. We believe that Colombia's oil and gas potential has not been fully explored and that it has significant remaining potential. Success in this strategy will be dependent on many factors some of which, discussed in "Risk Factors" are beyond our control. Of critical importance will be our ability to raise sufficient capital to complete whatever exploration and drilling program we ultimately enter into, and our success in locating and drilling successful wells.

Avenue Energy, and outside consultants as and when required, are reviewing all prospects and leads on all licenses in order to prioritize the most attractive drillable prospects for a multi-well drilling program. Recommendations for seismic and further geoscientific work on the less well defined leads and prospects and budgets will be prepared in order to generate programs for potential drilling campaigns. The extent of Avenue Energy's participation in these programs will be dependant upon having requisite financing in place.

We continually review and consider potential acquisitions or investment targets in the Oil and Gas sector. However, at this time, with the exception of the Agreement with the Sayer Group in Turkey, we have not negotiated the terms of any such acquisition or investment, completed our due diligence with respect to any such acquisition or investment or negotiated or executed any agreement with respect thereto and there can be no assurance that we will be able to successfully negotiate, execute and consummate any such investment or acquisition in the future.

Prospects of Avenue Energy -The Republic of Turkey

Avenue Energy is currently engaged in the exploration, development and production of oil and gas in Turkey. See Item 2, Property, of this report.

ROO Group, Inc.

On April 30, 2002, we reached an agreement with our then President and Chief Executive Officer, Mr. Robert Petty, pursuant to which Mr. Petty resigned from all positions with us to pursue the further development of ROO Group, Inc., a company owned and controlled by him (formerly ROO Media Corporation). ROO Group is a provider of digital media systems and technology. Pursuant to this agreement, we exercised an existing option to acquire a 25% equity interest in ROO Group and certain stock options previously granted to Mr. Petty and his affiliates became vested. In connection with the agreement, we recorded an $8,500 investment in ROO Group. Subsequently, in November, 2003, we made a further investment of $200,000 in ROO Group, enabling it to merge with the publicly traded Virilitec Industries, Inc. As a result, we owned 800,000 shares (approximately 25%) of common stock in the newly merged entity. ROO Group is operated independently and we exercise no managerial or operational control over ROO, nor do we intend to do so in the future. In October 2005 ROO Group reverse-split its stock fifty to one. We state ROO Group shares in this report post-split.

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

On September 10, 2004, we entered into an agreement with ROO Group for the sale of all our shares in our wholly-owned subsidiary, Bickhams Media, Inc., which holds 50% of the outstanding shares of VideoDome, in exchange for $300,000, 80,000 shares of ROO Group's restricted common stock valued at $280,000, and ROO Group's assumption of an existing $288,000 promissory note of VideoDome. In connection with this sale, we recorded a gain on sale of discontinued operations of $724,874 (see Note 7). In addition, pursuant to the aforementioned agreement, ROO Group issued an additional 60,000 shares of its restricted common stock to us, valued at $210,000, in exchange for our termination of certain registration rights with respect to ROO Group shares we owned. As of December 31, 2005, we have collected all but $4,000 of the $288,000 VideoDome promissory note.

In November 2004 we assigned 16,790 shares of the common stock of ROO Group to one of our executive officers in lieu of compensation owed to him in the amount of $45,250. In February 2005 we transferred 250,000 shares of ROO Group common stock to a former officer in connection with severance arrangements. For a further discussion of this transaction, see Note 10 B, Other Agreements. Also, see Note 2E.

In 2006 we sold 423,101 shares of ROO Group for $1,058,449. As of April 9, 2006, we own 140,109 shares of ROO Group.

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

Employees

As of March 31, 2006 the Company together with its affiliated subsidiaries employed 3 full-time employees including 3 officers and 2 part-time employees and/or consultants including 2 directors.


ITEM 2.  PROPERTIES

The oil and gas leases and licenses where we have an interest are located in southeast Turkey, which forms the north flank of the Arabian Basin and which lies adjacent to the oilfields of Iraq, Iran and Syria. In 2003 we drilled the Karakilise-1 well and in 2005 we drilled the Karakilise-2 well which are part of the Karakilise License, located in Petroleum District XI- Diyarbakir in the Republic of Turkey covering 122,943 hectares.

The North Rubai prospect comprised of 396,385 acres is located close to the tri-nation boundary of Turkey, Iraq and Syria and is on trend with several large oil producing features in the region. Avenue holds a 50% working interest in this prospect with Aladdin Middle East, a wholly owned subsidiary of the Sayer Group of Companies, holding the other 50%. Pursuant to an extension by the governmental authority, the first well in this area must be spudded by May 30, 2006.

In 2002 we entered into a Farmin and Participation Agreement with Sayer Group Consortium and Middle East Petroleum Services Limited. By the terms of the agreement we paid $250,000 and acquired an option that ultimately allowed us to participate in and acquire a 45% working interest in up to 31 exploration licenses and 2 production leases held by the members of the Sayer Group in Turkey, as well as the option to participate with a 45% interest in oil and gas properties or rights acquired by the Sayer Group in the future, so long as we continue to be an active right holder in an exploration or production lease with the Sayer Group. The original agreement called for 45% working interest held by Sayer Group Consortium, a 45% working interest held by us and a 10% working interest held by Middle East Petroleum Services Limited. On Jan 22 2004 we entered into an amendment with the other parties whereby Middle East Petroleum Services Limited converted its 10% working interest into a 5% royalty, and our and the Sayer Group Consortium's working interests increased from 45% each to 50% each.

In April 2003 we exercised an earlier acquired option to acquire up to a 45% participating interest in the Karakilise-1 well and license located in the Diyarbakir petroleum district in southeast Turkey. The Karakilise-1 well was spud June 2003. Our total exercise price of the Karakilise-1 well and license option was $2,000,000. This well went into production in September 2003. As a result, we were also required to fund an additional $187,164 toward completion cost. In September 2003, we paid $100,000 of this amount. We funded the remaining balance of $87,164 from our share of the proceeds of crude oil sales from the well. For 2003 we received $157,682 for our share of the net profits from crude oil sales and remitted that amount to the Sayer Group as an additional investment.

Karakilise-1

Although current production is minimal, the Karakilise-1 well has produced good quality light crude (32.5 API). As of December 31, 2005, approximately 40,000 barrels of oil had been produced from this well. The Sayer Group sells the Karakilise crude on behalf of the joint venture to the refinery at a price which reflects world parity in the month preceding the sale, plus transportation costs to the refinery gate, adjusted for crude quality. Due to the limited amount of geological information available at the present time, there has been no determination made as to any reserve estimates at Karakilise. This will likely require the drilling of additional wells under the license.

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

The operator, AME will monitor the Karakilise-1 well at its recent production rate of approximately 20 BOPD with an equivalent amount of water until more information is available on reservoir behavior and the thickness of the oil pay in the field.

After 2003 the well's production rate dropped significantly. The rate has stabilized at approximately 20 barrels per day with an equivalent amount of formation water.

Due to the limited amount of geological information available at the present time, we have made no determination as to any proved reserves at Karakilise.

In 2003 and 2004 Aladdin Middle East (AME), the Karakilise operator, installed substantial oil handling equipment for the well's production.

Following delays and uncertainties concerning the spud date of the Karakilise-2 well and the previously outstanding matters with Sayer Group regarding field infrastructure and operating expense, we and Sayer Group finalized a series of amendments to existing agreements in October 2004, by which we reduced our existing and ongoing obligations to fund activities at the Karakilise license and its participation interests at this license from 50% to 15%. These reduced obligations include the infrastructure improvements and operational cost at the Karakilise-2 well, which commenced drilling on November 3, 2004; as well as the additional drilling and operating cost with respect to the Karakilise-2 well. The Sayer Group has applied amounts previously paid by us toward the settlement of these matters, such that we have now funded our share of such cost through the present, and we also funded our initial obligations on the Karakilise-2 well.

Reduction of Interest in Karakilise-2 License

In May 2005, the Sayer Group completed a transaction with JKX Turkey Ltd, a subsidiary of London Stock Exchange listed exploration and production company JKX Oil & Gas (London: JKX.L), to complete the Karakilise-2 well. By this arrangement, we sold to JKX 30% of our 15% interest in the Karakilise-2 well, or 4.5%, leaving us with a 10.5% interest in this well. In exchange, JKX reimbursed us for 4.5% of the drilling cost to the completion point of this well. The participating percentages of each party became AME and affiliates 59.5%, JKX 30% and Avenue 10.5%. Avenue's interests in our other Turkish prospects were not affected. As a result of this transaction, we recorded a loss on the sale of 30% of our interest in the Karakilise-2 well of $721,046 and an impairment of our oil and gas property of $319,757.

Non-participation election in the completion of the drilling of the Karakilise-2 well

The KK-2 well was planned to drill to a total depth of 8,320 feet to test potential hydrocarbons in the Mardin formation and to provide further geological information related to the Karakilise-1 well located about 570 meters away. Drilling of the KK-2 well had been suspended for mechanical reasons. The well recommenced drilling on June 8, 2005, with AME as Operator. On July 21, 2005, the KK-2 reached its total depth. Four drill stem tests had been taken in the Mardin formation which had been encountered 8,053 ft. Quantities of oil were recovered in the second DST but the results of the other three tests plus the mudlogs taken over the same interval did not indicate, in the judgment of our geologists, sufficient quantities of hydrocarbons to justify participating in an attempt to run casing and complete the well. Consequently, on July 25, 2005, we notified AME that we elected not to participate in the completion of the Karakilise-2 well. The KK-2 well was completed by the other parties and subsequently abandoned. Even though we did not participate in the completion of the KK-2 well, we have preserved our rights to participate with a 10.5% working interest in all further drilling activity that might be initiated in the Karakilise leases.

Other leases in Turkey

As part of the above mentioned amendments, we elected to relinquish our options to acquire participation interests in certain licenses and leases with Sayer Group in Turkey, including the Khata leases. The parties also agreed that they may apply for new licenses in Turkey independently of each other. As a result of these amendments we have substantially reduced our ongoing monthly expenditures for representation fees, license fees, and ongoing administrative cost in Turkey.

Following the amendments, we currently have a participation interest of 10.5% in the Karakilise Licenses (other than the KK-2 well) and a 50% participation interest in the North Rubai license. Avenue will require additional capital to preserve these licenses and to participate in the proposed drilling programs at these licenses during the next 12 months. The license for the North Rubai prospect, which is located close to the tri-nation boundary point of Turkey, Iraq and Syria is set to expire on May 30, 2006, unless we spud a well or obtain an extension by that date.

The cost to complete this well will be approximately $2,000,000, however Avenue Energy is currently attempting to assemble a group of companies to participate in drilling this well. However, there can be no assurance that Avenue Energy will be able to assemble a group of companies to participate in this well or that the drilling of this well can be commenced before the lease expires.

In the quarter ended March 2005 we paid $25,000 to extend the Gercus lease for one year. After December 31, 2005, we allowed our interest in this lease to expire.

Avenue and AME held a 50% working interest in the Killis prospect located in the folded overland area near the East Anatolian and Dead Sea strike faults. By the terms of the leases, an initial well had to be drilled by July 2005. After evaluation of the geophysical and geological data supporting this prospect, Avenue elected not to participate in any attempt to extend the lease and surrendered its interest in the prospect.

Avenue and AME held a 50% working interest in the Arpetete prospect, comprised of 95,988 acres is located adjacent to the N.V.T. Perenco and the TPAO fields. By the terms of the leases, an initial well had to be drilled by November 30 2005. After evaluation of the geophysical and geological data supporting this prospect, Avenue elected not to participate in any attempt to extend the lease or drill an initial well and surrendered its interest in the prospect.

In November of 2005, Avenue Energy and Geoproduction Oil and Gas Company LLC a Lafayette, Louisiana based company with a branch office in Bogota, entered into a Letter of Intent (LOI) whereby Avenue acquired an option to farm-in to The Esperanza Block located in the Lower Magdalena Basin of Northwestern Colombiacovers. The Esperanza Block covers 45,975 hectares or approximately 114,000 acres and includes areas formerly designated as the Jobo, Tablon, Castor, Coral and Sucre Gas Fields, that have produced approximately 70 BCF of natural gas in the aggregate. Avenue had an option to earn a 45% interest in the contract area by paying certain bonuses to Geoproduction and fulfilling its share of the work program under the Contract. The LOI was subject to further technical and legal due diligence to be carried out by Avenue. In November, Avenue sent a technical team to Colombia to carry out a detailed review of the contract area. While Avenue's due diligence team felt that the contract area had merit for establishing gas reserves, it also recommended that certain provisions of the agreement be reexamined. Avenue and Geoproduction were unable to reach agreement on these recommendations and on December 16, 2005 Avenue allowed its option with Geoproduction Oil and Gas, Inc. to acquire a 45% interest in the Esperanza Contract, to expire.

Our principal executive offices are located at 405 Lexington Avenue 26th Floor New York, NY 10174. We also maintain space at 752 Pacific St Brooklyn, NY provided to us at no charge by a member of our board of Directors Mr Shaya Boymelgreen. In March, 2004 we signed a new one year lease covering office space in California of approximately 1425 square feet at a rate of $2,636 per month with an option to renew the lease for an additional year thereafter. Effective April 1, 2005, ROO assumed our obligations under this lease. ROO has agreed to provide us with office space at this location through June 30, 2005 in exchange for certain office equipment. In July 2005 we relocated our principal executive offices to New York, New York


ITEM 3.  LEGAL PROCEEDINGS

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in during the fourth quarter of the fiscal year covered by this report.

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

The following table sets forth, for the period indicated, the high and low sales prices per share for our common stock as reported on Quotemedia.com. These quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.


      Fiscal Year ended December 31,
      2005
                                        High                          Low
      First Quarter                    $0.09                         $0.05
      Second Quarter                   $0.07                         $0.04
      Third Quarter                    $0.045                        $0.021
      Fourth Quarter                   $0.07                         $0.025

      Fiscal Year ended
      December 31, 2004
                                        High                          Low
      First Quarter                    $0.42                         $0.21
      Second Quarter                   $0.38                         $0.21
      Third Quarter                    $0.31                         $0.10
      Fourth Quarter                   $0.17                         $0.05


Shareholders

As of March 19, 2006 the Company had 65 shareholders of record.

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

Unregistered Sale of Equity Securities

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

In January and February 2004, we issued 3,906,666 shares of common stock in private placements for the proceeds of $586,000 received in prior years

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

The forgoing private issuances were exempted from registration under the securities act of 1933 pursuant to sections 4(2) thereunder.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

On February 7, 2005, Jonathan Herzog, our former Executive Vice President and a member of our Board of Directors agreed to resign from all positions he held with us and our subsidiaries. In connection with his resignation, we entered into a Separation Agreement and General Release with Mr. Herzog pursuant to which we agreed to pay Herzog $92,250 in cash to cover certain deferred compensation owed to Herzog and to satisfy the parties' respective obligations under his employment agreement with us. In addition to the cash payment, Herzog caused to be delivered to us a total of 10,000,000 shares of our common stock and paid us $125,000 in exchange for the delivery by us to Herzog of 12,500,000 shares of the common stock of ROO owned by us and a cash payment of $125,000.

Securities Authorized For Issuance Under Equity Compensation Plans

Our securities authorized for issuances under equity compensation plans are discussed in Note 10 of our financial statements in this Report.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Plan of Operations

Avenue Group, Inc. was incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development through our wholly-owned operating subsidiary, Avenue Energy, Inc. We also own as of December 31, 2005, 4.9% of the outstanding common stock of ROO Group, Inc. (RGRP.OB), an e-commerce and digital media business, 4.75% of the outstanding common stock of Langley Park Investment Trust (LPI.L) and 50.1% of the common stock of Stampville.com, Inc., an inactive business. We have a wholly-owned Australian subsidiary, I.T. Technology Pty. Ltd. Except as expressly indicated to the contrary, references to "we," "us," or "our" contained in this references in this document include Avenue Group, Inc. and/or our wholly owned subsidiaries.

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

During 2005, our activities were principally devoted to capital raising activities, oil and gas activities in the Republic of Turkey arising out of the Farmin Agreement between Avenue Energy and the Sayer Group Consortium, through our wholly-owned subsidiary Avenue Energy and the pursuit to acquire oil and gas exploration and production properties in the US and Colombia..

As part of our shift to a broader strategic focus, during the second half of 2002 we began to consider acquisitions of and investments in oil and gas exploration and production entities. Avenue Energy, Inc. was formed to pursue this line of business.

In 2002 we entered into a Farmin and Participation Agreement with Sayer Group Consortium and Middle East Petroleum Services Limited. By the terms of the agreement we paid $250,000 and acquired an option that ultimately allowed us to participate in and acquire a 45% working interest in up to 31 exploration licenses and 2 production leases held by the members of the Sayer Group in Turkey, as well as the option to participate with a 45% interest in oil and gas properties or rights acquired by the Sayer Group in the future, so long as we continue to be an active right holder in an exploration or production lease with the Sayer Group. The original agreement called for 45% working interest held by Sayer Group Consortium, a 45% working interest held by us and a 10% working interest held by Middle East Petroleum Services Limited. On Jan 22 2004 we entered into an amendment with the other parties whereby Middle East Petroleum Services Limited converted its 10% working interest into a 5% royalty, and our and the Sayer Group Consortium's working interests increased from 45% each to 50% each.

On April 17, 2003, we exercised the Karakilise option. Spudding of the Karakilise-1 well occurred in late June 2003. This well went into production in September 2003.

Karakilise-1

The Karakilise-1 has produced good quality light crude (32.5 API). As of April 17, 2006, approximately 40,000 barrels of oil had been produced from this well. The Sayer Group sells the Karakilise crude on behalf of the joint venture to the refinery at a price which reflects world parity in the month preceding the sale, plus transportation costs to the refinery gate, adjusted for crude quality. Due to the limited amount of geological information available at the present time, there has been no determination made as to any reserve estimates at Karakilise. This will likely require the drilling of additional wells under the license.

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

The operator, AME will monitor the Karakilise-1 well at its recent production rate of approximately 20 BOPD with an equivalent amount of formation water until more information is available on reservoir behavior and the thickness of the oil pay in the field.

Karakilise-2

Following delays and uncertainties concerning the spudding date of the Karakilise-2 well and the previously outstanding matters with the Sayer Group in relation to field infrastructure and operating expenses, in October 2004, Avenue Energy and the Sayer Group finalized a series of amendments to existing agreements, whereby Avenue reduced it's existing and ongoing obligations to fund activities at the Karakilise license and its participation interests at this license from 50% to 15%.. These reduced obligations include the infrastructure improvements and operational costs at the Karakilies-2 well, which commenced drilling on November 3, 2004; as well as the additional drilling and operating costs with respect to the Karakilise-2 well. The Sayer Group has applied amounts previously paid by Avenue towards the settlement of these matters, such that Avenue Energy has now funded its share of such costs through the end of the September quarter and it has also funded its share of drilling the Karakilise-2 well. In the event of a decision to complete the Karakilise-2 well, Avenue would have been required to pay approximately a further $60,000, representing its proportionate share of completion costs of such well.

The Karakilise-2 well was spudded in November 2004 and drilling was suspended a few weeks later at approximately 2,200 feet due to mechanical problems. Subsequently, the Sayer Group completed a transaction with JKX to complete the well. Pursuant to this arrangement, JKX received 30% of our 15% interest in the Karakilise-2 well, or 4.5%, plus the remaining Karakilise lease, leaving Avenue Energy with a 10.5% interest in this well. In exchange, JKX reimbursed Avenue Energy for 4.5% of the drilling cost to the completion point of this well.

The KK-2 well was planned to drill to a total depth of 8,320 feet to test potential hydrocarbons in the Mardin formation and to provide further geological information related to the Karakilise-1 well located about 570 meters away. Drilling of the KK-2 well had been suspended for mechanical reasons. The well recommenced drilling on June 8, 2005, with AME as Operator. On July 21, 2005, the KK-2 reached its total depth. Four drill stem tests had been taken in the Mardin formation which had been encountered 8,053 ft. Quantities of oil were recovered in the second DST but the results of the other three tests plus the mudlogs taken over the same interval did not indicate, in the judgment of our geologists, sufficient quantities of hydrocarbons to justify participating in an attempt to run casing and complete the well. Consequently, on July 25, 2005, we notified AME that we elected not to participate in the completion of the Karakilise-2 well. The KK-2 well was completed by the other parties and subsequently abandoned. Even though we did not participate in the completion of the KK-2 well, we have preserved our rights to participate with a 10.5% working interest in all further drilling activity that might be initiated in the Karakilise leases.
..
Other Licenses and Leases in Turkey

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

We currently have a participation interest of 10.5% in the Karakilise Licenses (other than the KK-2 well) and a 50% participation interest in the North Rubai license. Avenue will require additional capital to preserve these licenses and to participate in the proposed drilling programs at these licenses during the next 12 months. The license for the North Rubai prospect, which is located close to the tri-nation boundary point of Turkey, Iraq and Syria is set to expire on May 30, 2006, unless we spud a well or obtain an extension by that date.

In the quarter ended March 2005 we paid $25,000 to extend the Gercus lease for one year. After December 31, 2005, we allowed our interest in this lease to expire.

Avenue and AME held a 50% working interest in the Killis prospect located in the folded overland area near the East Anatolian and Dead Sea strike faults. By the terms of the leases, an initial well had to be drilled by July 2005. After evaluation of the geophysical and geological data supporting this prospect, Avenue elected not to participate in any attempt to extend the lease or drill an initial well and surrendered its interest in the prospect.

Avenue and AME held a 50% working interest in the Arpetete prospect, comprised of 95,988 acres is located adjacent to the N.V.T. Perenco and the TPAO fields. By the terms of the leases, an initial well had to be drilled by November 30th 2005. After evaluation of the geophysical and geological data supporting this prospect, Avenue elected not to participate in any attempt to extend the lease or drill an initial well and surrendered its interest in the prospect.

Colombia

Over the past year, we looked at a number of interesting exploration and development projects in Colombia.

In November of 2005, Avenue Energy and Geoproduction Oil and Gas Company LLC a Lafayette Louisiana based company with a branch office in Bogota, entered into a Letter of Intent (LOI) whereby Avenue acquired an option to farm-in to The Esperanza Block located in the Lower Magdalena Basin of Northwestern Colombia. The Esperanza Block covers 45,975 hectares or approximately 114,000 acres and includes areas formerly designated as the Jobo, Tablon, Castor, Coral and Sucre Gas Fields, that have produced approximately 70 BCF of natural gas in the aggregate. Avenue had an option to earn a 45% interest in the contract area by paying certain bonuses to Geoproduction and fulfilling its share of the work program under the Contract. The LOI was subject to further technical and legal due diligence to be carried out by Avenue. In November, Avenue sent a technical team to Colombia to carry out a detailed review of the contract area. While Avenue's due diligence team felt that the contract area had merit for establishing gas reserves, it also recommended that certain provisions of the agreement be reexamined. Avenue and Geoproduction were unable to reach agreement on these recommendations and on December 16, 2005 Avenue allowed its option with Geoproduction Oil and Gas, Inc. to acquire a 45% interest in the Esperanza Contract, to expire.

While we were unable to reach final agreement with Geoproduction to work together to develop the Esperanza area, we are still enthusiastic about upstream opportunities in Colombia and will continue to pursue other exploration and production plays in the Area.

Other Operations and Activities

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

We recorded an impairment charge of $10,003,318 relating to the Langley shares for the year ended December 31, 2004.

On April 30, 2002, we reached an agreement with our then President and Chief Executive Officer, Mr. Robert Petty, pursuant to which Mr. Petty resigned from all positions with us to pursue the further development of ROO Group, Inc., a company owned and controlled by him (formerly ROO Media Corporation). ROO Group is a provider of digital media systems and technology. Pursuant to this agreement, we exercised an existing option to acquire a 25% equity interest in ROO Group and certain stock options previously granted to Mr. Petty and his affiliates became vested. In connection with the agreement, we recorded an $8,500 investment in ROO Group. Subsequently, in November, 2003, we made a further investment of $200,000 in ROO Group, enabling it to merge with the publicly traded Virilitec Industries, Inc. As a result, we owned 800,000 shares (approximately 25%) of common stock in the newly merged entity. ROO Group is operated independently and we exercise no managerial or operational control over ROO, nor do we intend to do so in the future. In October 2005 ROO Group reverse-split its stock fifty to one. We state ROO Group shares in this report post-split.

On September 10, 2004, we entered into an agreement with ROO Group for the sale of all our shares in our wholly-owned subsidiary, Bickhams Media, Inc., which holds 50% of the outstanding shares of VideoDome, in exchange for $300,000, and 80,000 shares of ROO Group's restricted common stock valued at $280,000, and ROO Group's assumption of an existing $288,000 promissory note of VideoDome.
 In connection with this sale, we recorded a gain on sale of discontinued operations of $724,874 (see Note 7). In addition, pursuant to the aforementioned agreement, ROO Group issued an additional 60,000 shares of its restricted common stock to us, valued at $210,000, in exchange for our termination of certain registration rights with respect to ROO Group shares we owned. As of December 31, 2005, we have collected all but $4,000 of the $288,000 VideoDome promissory note.

In November 2004 we assigned 16,790 shares of the common stock of ROO Group to one of our executive officers in lieu of compensation owed to him in the amount of $45,250. In February 2005 we transferred 250,000 shares of ROO Group common stock to a former officer in connection with severance arrangements.

In 2006 we sold 423,101 shares of ROO Group for $1,058,449. As of April 9, 2006, we own 140,109 shares of ROO Group.

We have incurred losses since inception, and management anticipates incurring substantial additional losses as we pursue our operational strategies.

Results of Operations

Year ended December 31, 2005 versus year ended December 31, 2004 (Restated)

During 2005, our activities were principally devoted to capital raising activities, oil and gas activities in the Republic of Turkey arising out of the Farmin Agreement between Avenue Energy and the Sayer Group Consortium, through our wholly-owned subsidiary Avenue Energy.

We generated $34,886 in revenue in the year ended December 31, 2005, versus $86,077 in the year ended December 31, 2004. The reduction in revenue is primarily due to a reduction in oil sales from the KK-1 well. Avenue Energy's net share of oil production accounted for $25,468 in revenue for the year ended December 31, 2005, with the remaining revenue of $9,418 attributable to Stampville.

The net loss for the year ended December 31, 2005 was $6,025,230 compared to a net loss of $13,653,417 for the year ended December 31, 2004. A substantial component of this net loss figure is impairment losses of $1,563,343 incurred on our Karakilise property in Turkey. We also incurred a loss of $721,000 on the sale of part of our interest in the Karakilise property. During the 2005 period selling, general and administrative expense decreased by $807,000, 34%, primarily due to a reduction in compensation. Total operating expense for the year ended December 31, 2005 actually increased by $2,086,211 from $4,548,170 in the previous year to $6,634,381. This is predominantly a result of a compensation with an option of $2,500,000 offset by decreases in selling, general, and administrative.

Our 2004 loss was so large primarily because of a $10,003,318 impairment charge on our investment in Langley Park Investment Trust. This impairment occurred because of the following situation: In July 2004, we acquired 6,057,269 ordinary shares of Langley Park stock in exchange for 48,458,149 shares of our common stock. The Langley stock was valued at 1.00 British Pound per share or US$11 million, based on arms-length negotiation. The purpose and the underlying economics of the transaction were to acquire a liquid asset which we would be able to sell as needed as a source of cash. Upon our acquisition of the Langley shares Langley was still privately-held. The fair value of the Langley shares we acquired was determined by arms-length negotiation between us and Langley. The price quoted for our stock on the Over-the Counter Bulletin Board, $0.227 per share at the time of closing, was a key factor in the negotiations. There was no relationship between us and Langley other than as arms-length parties to the transaction. The Langley shares are listed on the London Stock Exchange with the symbol LPI. We may freely trade the Langley shares we own, subject to an escrow. Fifty percent of the shares issued by Langley to us will be held in escrow for two years following the closing. In the event the price per share of our common stock at such time is less than it was at the time of the closing ($0.227 per share), Langley will be entitled to receive out of escrow a percentage of our shares from escrow equal to the percentage of such decline. The remaining Langley shares held in escrow will be released to us at that time. After the Langley shares began trading, we began valuing the investment at its quoted price. Because the December 31, 2004, Langley market price valuation was sharply below our recorded valuation at acquisition, we recorded the impairment loss of $10,003,318.

Liquidity and Capital Resources

We have generated losses from inception and anticipate that we will continue to incur significant losses until, at the earliest, we can generate sufficient revenue to offset the substantial up-front capital expenditures and operating cost associated with establishing, attracting and retaining a significant business base. We have a net loss of $6,025,230 and a negative cash flow from operations of $1,240,885 for the year ended December 31, 2005, and an accumulated deficit of $32,304,333 as of December 31, 2005. We can not assure that we will be able to generate significant revenue or achieve profitable operations.

The capital requirements relating to implementation of our business plan will be significant. As of December 31, 2005, we had cash of $261,718 and a working capital of $1,756,222 versus $120,114 in cash and working capital of $3,403,407 as of December 31, 2004. In addition to cash, a significant portion of our current assets consist of our investments in ROO and Langley, both of which are highly volatile equity securities which are thinly traded. Much of our working capital during 2005 to date has been generated through the sale of Langley shares. If we are unable to continue to generate cash through the sale of either or both of these securities our ability to operate may be materially and adversely affected.

Our cash and cash equivalents increased by $141,604 from $120,114 as of December 31, 2004, to $261,718 as of December 31, 2005. The increase in cash and cash equivalents was due to the sale of Langley and Roo investments, the collection of a note receivable of $276,000, offset by cash and cash equivalents used for operating activities.

In July 2004, we acquired 6,057,269 ordinary shares of Langley Park stock in exchange for 48,458,149 shares of our common stock. This transaction is discussed in "Results of Operations", above.

In 2006 we sold 423,101 shares of ROO Group for $1,058,449. As of April 9, 2006, we own 140,109 shares of ROO Group.

In June and July 2004, we borrowed $200,000 from an affiliate for working capital purposes. The loans bore interest at the rate of nine percent (9%) per annum and were unpaid at December 31, 2005 and 2004. In April 2006 we paid off these loans.

During the next twelve months, our business plan contemplates that we further develop our oil and gas activities. To date we have been dependent on the proceeds of private placements of our debt and equity securities and other financings in order to implement our operations.

Management plans to rely on the proceeds from new debt or equity financing and the sale of shares held by it to finance its ongoing operations. During 2006, we intend to continue to seek additional capital in order to meet our cash flow and working capital. There is no assurance that we will be successful in achieving any such financing or raise sufficient capital to fund our operations and further development. There can be no assurance that any such financing will be available to us on commercially reasonable terms, if at all. If we are not successful in sourcing significant additional capital in the near future, we will be required to significantly curtail or cease ongoing operations and consider alternatives that would have a material adverse affect on our business, results of operations and financial condition. In such event we may need to relinquish most, if not all of our ongoing oil and gas rights and licenses.

A Significant Portion of Our Current Assets Are In Highly Volatile Equity Securities Which Are Thinly Traded

We currently hold 140,109 shares of Common Stock of ROO Group, Inc. which is traded on the NASDAQ-OTCBB and 3,757,269shares of Langley Park Investment Trust PLC which was listed on the London Stock Exchange in October 2004. Both of these securities are highly speculative, have share prices which are very volatile and have a high degree of risks. ROO is currently generating significant losses and has stated that it will be dependent on additional financing during the next twelve months. Langley's assets consist almost entirely of micro cap securities of companies including ours and companies similar to us. There are no assurances that any of these companies will be successful. We recorded an impairment loss relating to the Langley shares of $10,003,318 for the year ended December 31, 2004. Much of our working capital during 2005 has been generated through the sale of Langley and ROO shares. If we are unable to continue to generate cash through the sale of either or both of these securities our ability to operate may be materially and adversely affected.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expense during the reporting periods. We make critical estimation judgments in the below area. Actual results could differ materially from the estimates in the area:

The impairment losses related to and carrying amount of our oil property.

Estimates related to the above items are critical because the items are substantial assets or expense and their measurement requires complex, subjective reasoning. Should future events occur in different ways than the assumptions about those events we used in developing the estimates, we will have to modify our estimates to conform to such future information. Such modifications could be material.

We utilized the following material assumptions in making the above estimates:

In 2004, we recorded an impairment loss of $2,128,126 in connection with licenses that had either lapsed or been relinquished. The impairment loss includes a charge of $1,879,794 in connection with our Tosun License (acquired in 2002 under the Farmin Participation Agreement with the Sayer Group) in Turkey following the expiration of a previous extension granted in connection with the license as well as an impairment charge of $248,332 following a reallocation of our investment in oil leases to account for the retroactive reduction in our participation interest in the Karakilise license to 15%. In 2005, we recorded an additional impairment loss of $1,563,343 as a result of our review of our remaining property in Turkey.

The above estimates involve the following uncertainties:

The remaining carrying value of the oil and gas property has uncertainty in that it is dependent on the results of our future exploration and development of the property. The variability in potential future earnings and cash flow of the property is quite wide and cannot be predicted.

The facts and circumstances underlying our critical estimates of do not compare to those associated with past estimates because we had taken an impairment charge on our Turkish oil and gas property prior to the 2005 and 2004 charges. The charge prior to 2004 was made based on significantly different facts and circumstances than the 2004 charge. The 2004 charge was made based on significantly different facts and circumstances than the 2005 charge

We have changed assumptions and estimates in the past when facts and circumstances have called for such changes such as the recording of the 2005 and 2004 impairment charges on our Turkish oil and gas property discussed above. During 2004 prior to recording the charge the facts and circumstances had caused us to conclude that we had no impairment. At the time we recorded the charge the facts and circumstances had changed as reported above, such that we recorded the charge as reported above. Additional details of the 2005 and 2004 impairment charges are discussed in "Results of Operations, above, and in financial statement Note 4.

Recent Accounting Pronouncements

In December 2004, the FASB reissued Statement No. 123, Accounting for Stock-Based Compensation, as Statement 123(R), Share Based Compensation. This statement replaces Statement 123, amends Statement 95, Statement of Cash Flows, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. Statement 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all share-based awards granted, and to awards modified, repurchased or cancelled after the required effective date. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under Statement 123, adjusted for expected forfeitures. Additionally, Statement 123(R) will require entities to record compensation expense for employee stock purchase plans that may not have previously been considered compensatory under the existing rules. Statement 123(R) will be effective for the first interim or annual period beginning after December 15, 2005, therefore, we will be adopting Statement 123(R) commencing with the quarter ended March 31, 2006. We will be adopting the provisions of Statement 123(R) using a modified prospective application. If we had included the cost of employee stock option compensation in our financial statements, our net loss for 2005 and 2004 would have increased by $1,600,000 and $360,000, respectively.

In December 2004, the FASB issued Statement 153, Exchanges of Nonmonetary Assets. Statement 153 addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flow of the entity is expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement was issued. We believe this Statement will have no material impact on our financial statements.

In March 2005 the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. Interpretation 47 clarifies that the term conditional obligation as used in Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Interpretation 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. Interpretation 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation 47 is effective for fiscal years ending after December 15, 2005. We believe the Interpretation will have no material impact on our financial statements.

On June 9, 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections. Statement 154 replaces APB Opinion 20, Accounting Changes, and Statement 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Statement 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Statement 154 must be adopted for accounting changes and corrections of errors made in years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in years beginning after the date Statement 154 is issued. Management does not expect these recent pronouncements to have a material impact on our consolidated financial position or results of operations.

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

ITEM 7.  FINANCIAL STATEMENTS

See Financial Statements Index on page F-1

Item 7. Financial Statements and Supplementary Data.


Avenue Group, Inc.

December 31, 2005

Reports of Independent Registered Public Accounting Firms                 F-2

Balance Sheet                                                             F-4

Operations Statement                                                      F-5

Stockholders' Equity Statement                                            F-6

Cash Flow Statement                                                       F-7

Comprehensive (Loss) Statement                                            F-8

Financial Statement Notes                                                 F-9

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders and Directors
Avenue Group, Inc.
New York, New York

We have audited the accompanying consolidated Balance Sheet of Avenue Group, Inc. as of December 31, 2005, and the related consolidated Operations Statement, Stockholders' Equity Statement, Cash Flow Statement and Comprehensive Income
(Loss) Statement for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avenue Group, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.




                                                 /s/ Sherb & Co., LLP
                                                 Certified Public Accountants

      New York, New York
      April 7, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Avenue Group, Inc and Subsidiaries.

We have audited the accompanying consolidated balance sheet of Avenue Group, Inc. and subsidiaries (the "Company") as of December 31, 2004 and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avenue Group, Inc. and subsidiaries as of December 31, 2004 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 13 to the consolidated financial statements, errors were discovered by management during 2005 relating to the accounting for oil and gas operations and investments as of and for the year ended December 31, 2004. Accordingly, the consolidated balance sheet as of December 31, 2004 and the statement of operations, stockholders' equity and cash flows for the year then ended have been restated to reflect corrections to previously reported amounts.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring net losses and negative cash flows from operations and has an accumulated deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Weinberg & Company, P.A.

Boca Raton, Florida
May 9, 2005, except for Note 13, which is as of April 17, 2006

                               Avenue Group, Inc.
                           Consolidated Balance Sheet

                                                                                   December 31,
ASSETS:                                                                                           2004
                                                                               2005            (restated)
                                                                         ---------------     ---------------
CURRENT ASSETS:
      Cash                                                               $      261,718      $      120,114
      Investment in Langley Park - net                                          316,316             996,682
      Investment in ROO Group, Inc.                                           1,858,593           2,769,629
      Other current asset                                                        68,488               9,413
      Investment in Australian marketable securities                                  -              84,116
                                                                         ---------------     ---------------

          TOTAL CURRENT ASSETS                                                2,505,115           3,979,954
                                                                         ---------------     ---------------

OIL AND GAS PROPERTY:
      Developed oil and gas property, net                                        87,222           1,166,180
      Undeveloped oil and gas property                                           32,932           1,040,184
      Well in progress                                                                -             469,372
                                                                         ---------------     ---------------

          TOTAL OIL AND GAS PROPERTY                                            120,154           2,675,736
                                                                         ---------------     ---------------
FURNITURE, FIXTURES AND EQUIPMENT, net                                            3,098              46,650
                                                                         ---------------     ---------------

OTHER ASSETS:
      Note receivable Videodome                                                   4,000             276,000
      Other assets                                                                8,108               8,225
                                                                         ---------------     ---------------

TOTAL ASSETS                                                             $    2,640,475      $    6,986,565
                                                                         ===============     ===============


LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
          Accounts payable and accrued liabilities                       $      498,892      $      326,547
          Notes payable                                                         250,000             250,000
                                                                         ---------------     ---------------

              TOTAL CURRENT LIABILITES                                          748,892             576,547

      OIL ASSET RETIREMENT OBLIGATION                                            62,937              56,057

STOCKHOLDERS' EQUITY:
      Preferred stock, $.001 par value, 25,000,000 shares
      authorized, none issued and outstanding                                         -                   -
      Common stock, $.0002 par value, 500,000,000 shares
      authorized, 246,890,986 and 256,490,986 shares issued
      and outstanding at December 31, 2005 and 2004, respectively                49,378              51,297
      Additional paid - in capital                                           32,977,391          30,553,473
      Accumulated other comprehensive income                                  1,107,209           2,162,393
      Deferred compensation                                                      (1,000)           (134,100)
      Accumulated deficit                                                   (32,304,332)        (26,279,102)
                                                                         ---------------     ---------------

TOTAL STOCKHOLDERS' EQUITY                                                    1,828,646           6,353,961
                                                                         ---------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    2,640,475      $    6,986,565
                                                                         ===============     ===============


                         See financial statement notes
                                       F-4

                               Avenue Group, Inc.
                        Consolidated Operations Statement

                                                                    Year ended December 31,
                                                           -------------------------------------------
                                                                                          2004
                                                                  2005                 (restated)
                                                           -----------------       -------------------
Revenue:
Oil sales                                                  $         25,468        $           66,865
e-commerce sales                                                      9,418                    19,212
                                                           -----------------       -------------------
                                                                     34,886                    86,077
                                                           -----------------       -------------------

Expense:
       Cost of e-commerce sales                                       1,050                     4,645
       Oil lease operating expense                                  119,235                    10,824
       Impairment loss, developed oil property                    1,563,343                 1,861,108
       Impairment loss, undeveloped oil property                          -                   267,018
       Expired oil leases                                           175,198                         -
       Equity based compensation                                  2,500,000                         -
       Loss on sale of oil property                                 721,046                         -
       Sales, general and administrative                          1,554,509                 2,404,575
                                                           -----------------       -------------------

            Total operating expense                               6,634,381                 4,548,170
                                                           -----------------       -------------------

            (Loss) from operations                               (6,599,495)               (4,462,093)

Other income (expense):
       Gain on sale of marketable securities                        511,462                         -
       Gain on change in market value of Langley
       Park escrow contingency                                       98,769                         -
       Other income                                                       -                    49,504
       Interest expense                                             (35,966)                  (17,107)
       Impairment loss on Langley Park                                    -               (10,003,318)
                                                           -----------------       -------------------

            Total other income (expense)                            574,265                (9,970,921)
                                                           -----------------       -------------------

 Loss from continuing operations                                 (6,025,230)              (14,433,014)
                                                           -----------------       -------------------

Gain on sale of discontinued operations                                   -                   724,874
Income from discontinued operations                                       -                    54,723
                                                           -----------------       -------------------

Total income from discontinued operations                                 -                   779,597
                                                           -----------------       -------------------

Net (loss)                                                 $     (6,025,230)       $      (13,653,417)
                                                           =================       ===================

Basic and diluted loss per common share from
continuing operations                                               $ (0.02)                  $ (0.06)
                                                           =================       ===================

Basic and diluted loss per common share from
discontinued operations                                             $     -                   $     -
                                                           =================       ===================

Basic and diluted loss per common share                             $ (0.02)                  $ (0.06)
                                                           =================       ===================

Weighted average number of common shares outstanding -
Basic and diluted                                               247,758,931               222,397,036
                                                           =================       ===================

                         See financial statement notes.
                                       F-5

                               Avenue Group, Inc.
                   Consolidated Stockholders' Equity Statement
                                 (2004 restated)


                                                       Common stock
                                 Common Stock          to be issued
                            ------------------- ---------------------
                                                                                 Accumulated
                                                                      Additional     Other
                                                                      Paid-In    Comprehensive  Deferred   Accumulated
                              Shares    Amount    Shares     Amount   Capital    Income(Loss) Compensation   Deficit       Total
                            ----------- ------- ---------- ---------- ----------- ----------- ----------- ------------- ------------
Balance at December
31, 2003                    203,976,171 $40,795  3,906,666 $  586,000 $17,737,475 $   26,200    ($16,800) ($12,625,685) $ 5,747,985
Issued 2,000,000 shares
to K & K Plastics             2,000,000     400 (2,000,000)  (300,000)    299,600          -           -             -            -
Issued 1,906,666 shares
to Alore, LTD-(Kashet
Ltd.)                         1,906,666     380 (1,906,666)  (286,000)    285,620          -           -             -            -
Granted 6,750,000 options
to Steve Gordon                       -       -          -          -   1,012,500          -  (1,012,500)            -            -
375,000 options vest to
Steve Gordon                          -       -          -          -           -          -      56,250             -       56,250
Options vest to Steve
Gordon                                -       -          -          -           -          -     843,750             -      843,750
Options vest to Daniel
Aharonoff for services                -       -          -          -           -          -      12,600             -       12,600
Issued 48,458,149 shares to
Langley Park Investment
Trust                        48,458,149   9,692          -          -  10,990,308          -           -             -   11,000,000
Granted 300,000 options to
MacReport.net                         -       -          -          -           -          -     (18,000)            -      (18,000)
Issued 150,000 shares to
MacReport.net                   150,000      30          -          -      17,970          -           -             -       18,000
Options vest to
MacReport.net                         -       -          -          -           -          -         600             -          600
Value of  the registration
rights of 3,000,000 shares
of ROO Group received for
termination of registration
agreement                             -       -          -          -     210,000          -           -             -      210,000
Net loss for 2004                     -       -          -          -           -          -           -   (13,653,417) (13,653,417)
Foreign currency translation
gain                                  -       -          -          -           -     15,119           -             -       15,119
Unrealized gain on marketable
securities                            -       -          -          -           -  2,121,074           -             -    2,121,074
                            ----------- ------- ---------- ---------- ----------- ----------- ----------- ------------- ------------
Balance at December 31,
2004 (Restated)             256,490,986 $51,297          - $        - $30,553,473 $2,162,393   ($134,100) ($26,279,102) $ 6,353,961
 Retirement of treasury
 stock                      (10,000,000) (2,000)         -          -    (123,000)         -           -             -     (125,000)
Issuance of options
  Deferred compensation               -       -          -          -      18,000          -     (18,000)            -            -
  Non-deferred compensation           -       -          -          -       3,000          -           -             -        3,000
Amortization of options               -       -          -          -           -          -     151,100             -      151,100
Issuance of stock for
services                        400,000      81          -          -      25,918          -           -             -       25,999
Equity based compensation             -       -          -          -   2,500,000          -           -             -    2,500,000
Reduction in unrealized
component of marketable
securities
     Investment in ROO                -       -          -          -           -   (858,087)          -             -     (858,087)
     Investment in Langley            -       -          -          -           -   (108,220)          -             -     (108,220)
     Australian securities            -       -          -          -           -    (47,416)          -             -      (47,416)
Reduction in comprehensive
income due to foreign
exchange rate tranlation              -       -          -          -           -    (41,461)          -             -      (41,461)
Net loss for 2005                     -       -          -          -           -          -           -    (6,025,230)  (6,025,230)
                            ----------- ------- ---------- ---------- ----------- ----------- ----------- ------------- ------------
Balance at December 31,
2005                        246,890,986 $49,378          - $        - $32,977,391 $1,107,209     ($1,000) ($32,304,332) $ 1,828,646
                            =========== ======= ========== ========== =========== =========== =========== ============= ============


                         See financial statement notes.
                                       F-6

                               Avenue Group, Inc.
                        Consolidated Cash Flow Statement


                                                              Year ended December 31,
                                                         -----------------------------------
                                                                                 2004
                                                               2005           (restated)
                                                         ----------------   ----------------
Cash Flow From Operating Activity:
Net loss                                                 $    (6,025,230)     $ (13,653,417)
Income from discontinued operations                                    -            (54,723)
Gain on sale of discontinued operations                                -           (724,874)
                                                         ----------------   ----------------
Loss from continuing operations                               (6,025,230)       (14,433,014)
Adjustments to reconcile net loss to net cash
used in operating activity:
     Depreciation                                                 10,725             13,523
     Impairment loss on investment in Langley Park
     securities                                                        -         10,003,318
     Impairment loss on developed oil property                 1,563,343          2,128,126
     Expired oil leases                                          175,198                  -
     Loss on sale of oil lease                                   721,046                  -
     Gain on decrease in escrow contingency Langley
     Park securities                                             (98,769)                 -
     Gain on sale of Australian securities                       (38,885)                 -
     Gain on sale of Langley Park securities                     (34,721)                 -
     Gain on sale of ROO Group securities                       (437,856)                 -
     Equity based compensation                                 2,529,000            895,200
     Amortization of deferred compensation                       151,100                  -
     Changes in operating assets and liabilities:
        Decrease in accounts receivable                                -             16,900
        Decrease (increase) in prepaid expense                         -              3,464
        Increase in other current assets                         (55,075)                 -
        Increase in other assets                                  (3,883)                 -
        Increase in accounts payable and accrued
        liabilities                                              300,242             91,887
        Accretion of oil asset retirement obligation               6,880                  -
                                                         ----------------   ----------------
Net Cash Used In Operating Activity                           (1,236,885)        (1,280,596)
                                                         ----------------   ----------------

Cash Flow From Investing Activity:
Investment in oil and gas property                                     -         (1,036,818)
Purchases of fixed assets                                              -            (17,806)
Proceeds from sale of Langley park securities                    654,975                  -
Proceeds from sale of ROO Group securities                       490,806                  -
Proceeds from sale of Australian marketable securities            75,585             54,920
                                                         ----------------   ----------------
Net Cash Provided by (Used in) Investing Activity              1,221,366           (999,704)
                                                         ----------------   ----------------

Cash Flow From Financing Activity:
Proceeds received from notes payable                                   -            213,975
Proceeds of notes receivable                                     272,000                  -
Purchases of treasury stock                                     (125,000)                 -
Proceeds received from issuance of common stock, net                   -            300,000
                                                         ----------------   ----------------
Net Cash Provided By Financing Activities                        147,000            513,975
                                                         ----------------   ----------------
Effect of foreign currency translation on cash                    10,123             16,314
                                                         ----------------   ----------------

Net Increase (Decrease) In Cash                                  141,604         (1,750,011)
Cash At Beginning of Year                                        120,114          1,870,125
                                                         ----------------   ----------------
Cash At End of Year                                      $       261,718    $       120,114
                                                         ================   ================

Non-Cash Investing and Financing Activity:
Asset retirement obligation on oil and gas property                    -    $        56,067
Issuance of 48,458,149 shares of common stock for
investment in Langley Park Investments PLC                             -    $    11,000,000
Additional paid-in capital for value of termination
of registration agreement                                              -    $       210,000
Sale of Bickhams Media (a former wholly-owned subsidiary)              -    $       588,000


                         See financial statement notes.
                                      F-7

                               Avenue Group, Inc.
               Consolidated Comprehensive Income (Loss) Statement


                                               Year ended December 31,
                                      ------------------------------------------
                                                                   2004
                                            2005                 (restated)
                                      -----------------      -------------------

 Net Loss                             $     (6,025,230)      $      (13,653,417)
                                      -----------------      -------------------
 Other  comprehensive income (loss),
 net of tax:
 Unrealized gain (loss) on:
        marketable securities                 (966,307)               2,121,074
        foreign translation                    (88,877)                  15,119
                                      -----------------      -------------------

 Other comprehensive income (loss)          (1,055,184)               2,136,193
                                      -----------------      -------------------

  Comprehensive loss                  $     (7,080,414)      $      (11,517,224)
                                      =================      ===================



                         See financial statement notes.

                               Avenue Group, Inc.
                            Financial Statement Notes
                        As of December 31, 2005 and 2004


Note 1  Company Background and Business Plan

Avenue Group, Inc. was incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development through our wholly-owned operating subsidiary, Avenue Energy, Inc. We also own as of December 31, 2005, 4.9% of the common stock of ROO Group, Inc. (RGRP.OB), an e-commerce and digital media business, 4.75% of the common stock of Langley Park Investment Trust (LPI.L) and 50.1% of the common stock of Stampville.com, Inc., an inactive business. We have a wholly-owned subsidiary, I.T. Technology Pty. Ltd., which furthers our operations in Australia.

In our oil and gas exploration and production we have agreements with the Sayer Group, experienced in oil and gas operations in Turkey. Through these agreements, we initially acquired a 50% interest in the Karakilise license and other exploration and production licenses and leases in Turkey. These leases and licenses were granted to Avenue Energy pursuant to an option to acquire interests in up to 31 other oil and gas properties in Turkey as well as an option to invest in future exploration and production licenses acquired by the Sayer Group in Turkey, provided we remain a rights holder in an exploration or production lease with the Sayer Group. Subsequently we have reduced our existing and ongoing obligations to fund activities at the Karakilise license and its participation interests in this license from 50% to 10.5%. Other leases have expired, and we now have, in addition to the Karakilise license, a 50% participation interest in the North Rubai prospect in Turkey. We are considering acquisition of interests in other oil and gas prospects.


Note 2  Summary of Significant Accounting Policies

A.  Restatement of 2004 Financial Statements

We determined in 2005 that there were errors in our 2004 financial statements , as originally issued. Therefore, we have restated and reclassified the financial statements as explained in Note 13.

B.  Principles of Consolidation

The financial statements are consolidated with the accounts of Avenue Group, its wholly-owned subsidiaries and the accounts of Stampville which as of December 31, 2005 and 2004 was 50.1% owned. The losses allocated to the minority stockholders of Stampville exceeded the remaining minority interest; we have allocated the excess to Avenue Group. We eliminate all material intercompany accounts and transactions.

C.  Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense. Actual results could differ from those estimates. See Notes 2F and 4.

D.  Fair Value of Financial Instruments

The carrying value of financial instruments including cash, accounts payable, and debt, approximates their fair values at December 31, 2005 and 2004, due to the relatively short-term nature of these instruments. See also Note 2E.

E.  Marketable Securities

We report marketable securities at fair value (quoted market price) on the balance sheet date. We have designated investments in Australian marketable securities and ROO Group, Inc. as available for sale. We include net unrealized gains and losses on securities available for sale in equity as other comprehensive income (loss), as provided by Statement 115 of the Financial Accounting Standards Board (FASB), Accounting for Certain Investments in Debt and Equity Securities.

                               Avenue Group, Inc.
                            Financial Statement Notes
                        As of December 31, 2005 and 2004

The investment in Langley Park Investment Trust has two components: shares which are freely tradable and shares which are escrowed. We describe the escrow in
Note 9, Capitalization, B, Common Stock. We classify the freely tradable shares as available-for-sale.

Accounting for the escrowed Langley Park shares. We record the escrow as a restricted asset. Statement 115 provides that securities which may be sold within one year and which we designate as available for sale should be accounted for as available for sale. As of December 31, 2005, the Langley Park escrow will settle in less than one year. Therefore, at that date the escrowed shares are available for sale (However, see below regarding accounting for the escrow obligation). As of December 31, 2004, the escrowed shares could not be sold within one year. Accordingly we accounted for them at that date using the cost methodology described in Accounting Principles Board Opinion 18, paragraph 6(a).

The contingency arrangement under which we may be required to relinquish Langley Park shares held in escrow is a derivative which we account for at fair value as a contra to the escrowed shares, with changes in fair value recorded in our operations statement, in accordance with the guidance of paragraphs 17 and 18(a) in FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities. The value of the contra was $538,194 and $636,963 at December 31, 2005 and 2004, respectively, computed as the value of the portion of the escrowed shares which would have to be returned to Langley if the price of our common stock on the valuation date were the price at the end of the two year escrow period.

Net unrealized gain (loss) for 2005 and 2004 were $1,504,214 and $2,268,795, respectively. We review all of our investments for any unrealized losses deemed to be other than temporary. We recognize unrealized losses that are other than temporary in earnings. Realized gains and losses on investments are determined using the specific identification method. During the year ended December 31, 2004, we determined that the loss in market value relating to Langley Park was other than temporary; we recognized a permanent impairment amounting to $10,003,318 for the year ended December 31, 2004.

See Notes 3, 9B and 10B.

F.  Oil and Gas Property

We follow the successful-efforts method of accounting for oil and gas property. Under this method of accounting, we capitalize all property acquisition cost and cost of exploratory and development wells when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, we charge to expense the cost of drilling the well. We include exploratory dry hole cost in cash flow from investing activity within the cash flow statement. We capitalize the cost of development wells whether productive or nonproductive. We had no exploratory well cost that had been suspended for one year or more as of December 31, 2005, or 2004. As of December 31, 2005 and 2004, we had drilled one well, the Karakilise 1. The well has produced a small amount of oil which we have sold, but we have concluded that the well will not produce commercial quantities of oil and gas. The data on the well is quite preliminary and we have not yet determined if we have found proved reserves.

We expense as incurred geological and geophysical cost and the cost of carrying and retaining unproved property. We will provide depletion, depreciation and amortization (DD&A) of capitalized cost of proved oil and gas property on a field-by-field basis using the units-of-production method based upon proved reserves. In computing DD&A we will take into consideration restoration, dismantlement and abandonment cost and the anticipated proceeds from equipment salvage. We apply the provisions of FASB Statement 143, Accounting for Asset Retirement Obligations, which provides guidance on accounting for dismantlement and abandonment cost. In 2004 we produced a small quantity of oil from the Karakilise 1 well. We have not established any proved reserves on the well. Accordingly, we have no basis for computing DD&A. Alternatively, we follow the guidance in paragraphs 28 and 31 of FASB statement 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, requiring periodic assessments for impairment of unproved properties and exploratory well cost when reserves are not found.

We review our long-lived assets for impairment when events or changes in circumstances indicate that an impairment may have occurred. In the impairment test we compare the expected undiscounted future net revenue on a field-by-field basis with the related net capitalized cost at the end of each period. We will calculate expected future cash flow on all proved reserves using a 10% discount rate and escalated prices. Should the net capitalized cost exceed the undiscounted future net revenue of a property, we write down the cost of the property to fair value, which we determine using discounted future net revenue. We provide an impairment allowance on a property-by-property basis when we determine that unproved property will not be developed. See section H of this Note.

                               Avenue Group, Inc.
                            Financial Statement Notes
                        As of December 31, 2005 and 2004

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

We will account for the sale of a partial interest in an unproved property as a recovery of cost when substantial uncertainty exists as to recovery of the cost applicable to the interest retained. We will recognize a gain on the sale to the extent that the sales price exceeds the carrying amount of the unproved property. We will recognize a gain or loss for all other sales of nonproducing properties and include the gain or loss in the results of operations.

G.  Other Fixed Assets

We state other fixed assets at cost. We provide for depreciation using the straight-line method of accounting over the estimated useful lives ranging from 3 to 7 years.

H. Impairment of Long-Lived Assets

We account for impairment and disposal of long-lived assets in accordance with FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on assets to be held and used by us when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the carrying amount of the assets. When an impairment loss is required for assets we will hold and use, we adjust the related assets to their estimated fair value. Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than a forced or liquidation sale.

The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as availability of suitable financing to fund acquisition and development activity. Our realization of our revenue producing assets is dependent upon future uncertain events and conditions, and accordingly, the actual timing and amounts we realize may be materially different from their estimated value.

In 2005 and 2004 we recorded impairment losses of $1,387,532 and $2,128,126, respectively, on our oil and gas property (See Note 7). In 2004 we recorded an impairment loss of $10,003,318 on our investment in Langley Park Investment Trust (See Note 9 B).

I.  Accruals

We can not reasonably estimate accrued vacation.

J.  Revenue Recognition

We recognize revenue on our oil and gas property when we receive our distributable share of income generated by the operations. That is the point in time when title of products sold has passed to the customer, the customer has assumed the risks and rewards of ownership and we are able to determine the collectibility of the revenue.

We recognize revenue and related cost for digital media and e-commerce sales when services are rendered or products are shipped to the customer, which is the point in time when title passed to the customer and the customer assumed the risks and rewards of ownership.

                               Avenue Group, Inc.
                            Financial Statement Notes
                        As of December 31, 2005 and 2004

K.  Foreign Currency Translation

We translate assets and liabilities of our Australian subsidiary at current exchange rates, and related revenue and expense at average exchange rates in affect during the period. We record resulting translation adjustments as a component of accumulated comprehensive income (loss) in stockholders' equity.

L.  Income Taxes

We record deferred income tax using enacted tax laws and rates for the years in which we expect the tax to be paid. We provide deferred income tax when there is a temporary difference in recording such items for financial reporting and income tax reporting. The temporary differences that give rise to deferred tax assets primarily are depreciation and accrual-to-cash adjustments, which we reduced by a like amount because we are uncertain as to whether we will realize the deferred tax assets.

At December 31, 2005, we had federal net operating loss carryforwards amounting to approximately $18,053,000, which expire in 2021 through 2025. We have recorded a full valuation allowance against deferred tax assets (approximately $6,138,000 using a Federal tax rate of 34%) resulting from the net operating loss carryforwards, because we do not consider the realization of such deferred tax assets to be more likely than not.

The difference between the recorded income tax benefit and the computed tax benefit using a 34% Federal tax rate is:

                                                  2005              2004
                                             ------------         ------------
Expected income tax (benefit)                $(2,050,000)         $(4,640,000)
Permanent difference                             850,000                    -
Increase in valuation allowance                1,200,000            4,640,000
                                             ------------         ------------
                                             $         -          $         -
                                             ============         ============
M.  Loss Per Common Share

We base net loss per common share (basic and diluted) on the net loss divided by the weighted average number of common shares outstanding during each year. We exclude common stock equivalents in the computation of diluted net loss per common share because the effect would be antidilutive. Had common stock equivalents not been antidilutive, the equivalents we would have added to weighted average shares outstanding in computing the loss per share would have been 59,350,000 for 2005 and 54,450,000 for 2004. We have restated our 2004 financial statements, as described in Section A of this Note and in Note 13. The restatement did not change basic or diluted net loss per share.

N.  Stock-Based Compensation

We recognize compensation expense for our stock options plan using the intrinsic value method of accounting. Under the terms of the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date, over the amount an employee must pay to acquire the stock.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of Statement No. 123, Accounting for Stock Based Compensation, which provides alternative methods for accounting for a change by businesses to the fair value method of accounting for stock-based compensation. Additionally, Statement 148 amends the disclosure requirements of Statement 123 to require disclosure of the method of accounting for stock based-compensation and related pro forma disclosures when the intrinsic value method continues to be used.

For pro forma disclosure, we amortize to expense the estimated fair value of the options over the options' vesting period. Our pro forma stock-based compensation disclosure is:
                                                  2005                  2004
                                                  ----                  ----
         Net loss as reported                $ (6,025,230)        $ (13,653,417)
         Pro forma net loss                  $ (6,132,230)        $ (14,013,417)


         Loss per share as reported          $   (0.02)           $       (0.06)
         Pro forma loss per share            $   (0.03)           $       (0.06)

                               Avenue Group, Inc.
                            Financial Statement Notes
                        As of December 31, 2005 and 2004

We estimated the fair value of options granted during the years ended December 31, 2005 and 2004 on the date of grant, using the Black-Scholes pricing model with the following assumptions:
                                                          2005          2004
                                                         ------         ----
Weighted average of expected risk-free interest rates     5.00%         3.00%
Expected years from vest date to exercise date           3 to 5         3
Expected stock volatility                                  136%         82%
Expected dividend yield                                     0%          0%

O.  Recent Accounting Pronouncements

In December 2004, the FASB reissued Statement No. 123, Accounting for Stock-Based Compensation, as Statement 123(R), Share Based Compensation. This statement replaces Statement 123, amends Statement 95, Statement of Cash Flows, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. Statement 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all share-based awards granted, and to awards modified, repurchased or cancelled after the required effective date. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under Statement 123, adjusted for expected forfeitures. Additionally, Statement 123(R) will require entities to record compensation expense for employee stock purchase plans that may not have previously been considered compensatory under the existing rules. Statement 123(R) will be effective for the first interim or annual period beginning after December 15, 2005, therefore, we will be adopting Statement 123(R) commencing with the quarter ended Mach 31, 2006. We will be adopting the provisions of Statement 123(R) using a modified prospective application. If we had included the cost of employee stock option compensation in our financial statements, our net loss for 2005 and 2004 would have increased by $1,600,000 and $360,000, respectively.

In December 2004, the FASB issued Statement 153, Exchanges of Nonmonetary Assets. Statement 153 addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flow of the entity is expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement was issued. We believe this Statement will have no material impact on our financial statements.

In March 2005 the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. Interpretation 47 clarifies that the term conditional obligation as used in Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Interpretation 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. Interpretation 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation 47 is effective for fiscal years ending after December 15, 2005. We believe the Interpretation will have no material impact on our financial statements.

On June 9, 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections. Statement 154 replaces APB Opinion 20, Accounting Changes, and Statement 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Statement 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Statement 154 must be adopted for accounting changes and corrections of errors made in years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in years beginning after the date Statement 154 is issued. We believe this Statement will have no material impact on our financial statements.

                               Avenue Group, Inc.
                            Financial Statement Notes
                        As of December 31, 2005 and 2004

P.  Concentration Of Credit Risk

Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash described below.

At December 31, 2005, we had cash balances with a bank in excess of the $100,000 limit insured by the Federal Deposit Insurance Corporation of approximately $160,000. Based on credit worthiness of the financial institutions with which we do business, we believe we are not exposed to any significant risk.


Note 3  Investments In Marketable Securities

The changes in accumulated other comprehensive income in 2005 and 2004 resulted primarily from unrealized gains and losses in marketable securities.

In the quarter ended March 31, 2005, we sold all of our holdings in Australian securities, 1,073,766 shares, for $75,478, with a $38,884 gain, included in Other Income.

ROO Group, Inc.

On April 30, 2002, we reached an agreement with our then President and Chief Executive Officer, Mr. Robert Petty, pursuant to which Mr. Petty resigned from all positions with us to pursue the further development of ROO Group, Inc., a company owned and controlled by him (formerly ROO Media Corporation). ROO Group is a provider of digital media systems and technology. Pursuant to this agreement, we exercised an existing option to acquire a 25% equity interest in ROO Group and certain stock options previously granted to Mr. Petty and his affiliates became vested. In connection with the agreement, we recorded an $8,500 investment in ROO Group. Subsequently, in November, 2003, we made a further investment of $200,000 in ROO Group, enabling it to merge with the publicly traded Virilitec Industries, Inc. As a result, we owned 800,000 shares (approximately 25%) of common stock in the newly merged entity. ROO Group is operated independently and we exercise no managerial or operational control over ROO, nor do we intend to do so in the future. In October 2005 ROO Group reverse-split its stock fifty to one. We state ROO Group shares in this report post-split.

On September 10, 2004, we entered into an agreement with ROO Group for the sale of all our shares in our wholly-owned subsidiary, Bickhams Media, Inc., which holds 50% of the outstanding shares of VideoDome, in exchange for $300,000, 80,000 shares of ROO Group's restricted common stock valued at $280,000, and ROO Group's assumption of an existing $288,000 promissory note of VideoDome. In connection with this sale, we recorded a gain on sale of discontinued operations of $724,874 (see Note 7). In addition, pursuant to the aforementioned agreement, ROO Group issued an additional 60,000 shares of its restricted common stock to us, valued at $210,000, in exchange for our termination of certain registration rights with respect to ROO Group shares we owned. As of December 31, 2005, we have collected all but $4,000 of the $288,000 VideoDome promissory note.

In November 2004 we assigned 16,790 shares of the common stock of ROO Group to one of our executive officers in lieu of compensation owed to him in the amount of $45,250. In February 2005 we transferred 250,000 shares of ROO Group common stock to a former officer in connection with severance arrangements. For a further discussion of this transaction, see Note 10 B, Other Agreements. Also, see Note 2E.

In 2006 we have sold   423,101  shares of ROO Group for  $1,058,449.  As of
April 9, 2006,  we own  140,109  shares of ROO Group.

Langley Park Investment Trust:  See Notes 2E and 9B.

Summary of 2005 Investments Activity

                               Avenue Group, Inc.
                            Financial Statement Notes
                        As of December 31, 2005 and 2004

At December 31, 2004 we owned Australian securities with a market value of US$84,116. We sold all of those securities in 2005. The details of our ownership of other securities are below.


Langley Park-tradable                                                 Unrealized
---------------------                                                 Gain (loss)      Realized       Market
                                              Shares         Cost          - net        Gain         Value
                                           -----------     --------- -------------   ---------     ----------
December 31, 2004                           3,028,635      $816,749  $   (318,408)   $       -     $ 498,341
 Sold in 2005                              (2,300,000)     (620,254)            -       34,721             -
                                           -----------     --------- -------------   ---------     ----------
 December 31, 2005                            728,635       196,495       (30,362)           -       166,133
                                           -----------     --------- -------------   ---------     ----------

Langley Park-restricted (escrow)                                      Unrealized
--------------------------------                                     Gain (loss)      Realized       Market
                                              Shares           Cost        - net        Gain         Value
                                           -----------     --------- -------------   ---------     ----------
December 31, 2004                           3,028,634      $816,896  $   (318,555)   $       -      $498,341
 No transactions                                   -              -             -            -             -
                                           -----------     --------- -------------   ---------     ----------
 December 31, 2005                          3,028,634       816,896      (128,518)           -       688,378
                                           -----------     --------- -------------   ---------
 Less escrow contingency at 12-31-05                                                                (538,194)
                                                                                                   ----------
 Adjusted value at December 31, 2005                                                                 150,184
                                                                                                   ----------

Total Langley Park                                                   Unrealized
------------------                                                   Gain (loss)     Realized        Market
                                              Shares           Cost        - net       Gain           Value
                                           -----------   ----------- -------------   ---------     ----------
December 31, 2004                           6,057,269    $1,633,645  $   (636,963)   $       -     $ 996,682
 Sold in 2005                              (2,300,000)     (620,254)            -       34,721             -
                                           -----------     --------- -------------   ---------     ----------
 December 31, 2005                          3,757,269    $1,013,391  $   (158,880)   $       -     $ 316,317
                                           ===========   =========== =============   =========     ==========

 ROO Group                                                            Unrealized
 ---------                                                           Gain (loss)      Realized      Market
                                              Shares         Cost          - net       Gain          Value
                                           -----------   ----------- -------------   ---------     ----------
 December 31, 2004                            923,210    $  653,250  $  2,116,379    $       -     $2,769,629
 Adjustment to cost                                 -        40,875             -            -         40,875
 Sold in 2005                                (360,000)      (93,825)            -      396,981              -
                                           -----------     --------- -------------   ---------     ----------
 December 31, 2005                            563,210    $  600,300   $ 1,258,293    $       -     $1,858,593
                                           ===========   ===========  ============   =========     ==========

Note 4  Oil and Gas Operations

As part of our shift to a broader strategic focus, in November 2002 we began to pursue acquisitions of and investments in oil and gas exploration and production property.

In 2002 we entered into a Farmin and Participation Agreement with Sayer Group Consortium and Middle East Petroleum Services Limited (MEPS)By the terms of the agreement we paid $250,000 and acquired an option that ultimately allowed us to participate in and acquire a 45% working interest in up to 31 exploration licenses and 2 production leases held by the members of the Sayer Group in Turkey, as well as the option to participate with a 45% interest in oil and gas properties or rights acquired by the Sayer Group in the future, so long as we continue to be an active right holder in an exploration or production lease with the Sayer Group. The original agreement called for 45% working interest held by Aladdin Middle East (AME), a 45% working interest held by us and a 10% working interest held by MEPS. On Jan 22 2004 we entered into an amendment with the other parties whereby MEPS converted its 10% working interest into a 5% royalty, and our and AME's working interests increased from 45% each to 50% each.

                               Avenue Group, Inc.
                            Financial Statement Notes
                        As of December 31, 2005 and 2004

In April 2003 we exercised an earlier acquired option to acquire up to a 45% participating interest in the Karakilise-1 well and license located in the Diyarbakir petroleum district in southeast Turkey. The Karakilise-1 well was spud June 2003. Our total exercise price of the Karakilise-1 well and license option was $2,000,000. This well began producing oil in September 2003. As a result, we were also required to fund an additional $187,164 toward completion cost. In September 2003, we paid $100,000 of this amount. We funded the remaining balance of $87,164 from our share of the proceeds of crude oil sales from the well. For 2003 we received $157,682 for our share of the net profits from crude oil sales and remitted that amount to the Sayer Group as an additional investment.

After 2003 the well's production rate dropped significantly. The rate has stabilized at approximately 20 barrels per day with an equivalent amount of formation water.

Due to the limited amount of geological information available at the present time, we have made no determination as to any proved reserves at Karakilise.

In 2003 and 2004 AME, the Karakilise operator, installed substantial oil handling equipment for the well's production.

Following delays and uncertainties concerning the spud date of the Karakilise-2 well and the previously outstanding matters with Sayer Group regarding field infrastructure and operating expense, we and Sayer Group finalized a series of amendments to existing agreements in October 2004, by which we reduced our existing and ongoing obligations to fund activities at the Karakilise license and its participation interests at this license from 50% to 15%. These reduced obligations include the infrastructure improvements and operational cost at the Karakilise-2 well, which commenced drilling on November 3, 2004; as well as the additional drilling and operating cost with respect to the Karakilise-2 well. The Sayer Group has applied amounts previously paid by us toward the settlement of these matters, such that we have now funded our share of such cost through the present, and we also funded our initial obligations on the Karakilise-2 well.

Reduction of Interest in Karakilise-2 License

In May 2005, the Sayer Group completed a transaction with JKX Turkey Ltd, a subsidiary of London Stock Exchange listed exploration and production company JKX Oil & Gas (London: JKX.L), to complete the Karakilise-2 well. By this arrangement, we sold to JKX 30% of our 15% interest in the Karakilise-2 well, or 4.5%, leaving us with a 10.5% interest in this well. In exchange, JKX reimbursed us for 4.5% of the drilling cost to the completion point of this well. The participating percentages of each party became AME and affiliates 59.5%, JKX 30% and Avenue 10.5%. Avenue's interests in our other Turkish prospects were not affected. As a result of this transaction, we recorded a loss on the sale of 30% of our interest in the Karakilise-2 well of $721,046 and an impairment of our oil and gas property of $319,757.

Non-participation election in the completion of the drilling of the Karakilise-2 well

The KK-2 well was planned to drill to a total depth of 8,320 feet to test potential hydrocarbons in the Mardin formation and to provide further geological information related to the Karakilise-1 well located about 570 meters away. Drilling of the KK-2 well had been suspended for mechanical reasons. The well recommenced drilling on June 8, 2005, with AME as Operator. On July 21, 2005, the KK-2 reached its total depth. Four drill stem tests had been taken in the Mardin formation which had been encountered 8,053 ft. Quantities of oil were recovered in the second DST but the results of the other three tests plus the mudlogs taken over the same interval did not indicate, in the judgment of our geologists, sufficient quantities of hydrocarbons to justify participating in an attempt to run casing and complete the well. Consequently, on July 25, 2005, we notified AME that we elected not to participate in the completion of the Karakilise-2 well. The other working interest owners unsuccessfully attempted to complete the well and have plugged and abandoned it. We have preserved our rights to participate with a 10.5% working interest in all further drilling activity that might be initiated in the Karakilise leases.

Other leases in Turkey

As part of the above mentioned amendments, we elected to relinquish our options to acquire participation interests in certain licenses and leases with Sayer Group in Turkey, including the Khata leases. The parties also agreed that they may apply for new licenses in Turkey independently of each other. As a result of these amendments we have substantially reduced our ongoing monthly expenditures for representation fees, license fees, and ongoing administrative cost in Turkey.

Avenue and AME held a 50% working interest in the Arpetete prospect, 95,988 acres located adjacent to the N.V.T. Perenco and the TPAO fields. By the terms of the leases, an initial well had to be drilled by November 30th 2005. After evaluation of the geophysical and geological data supporting this prospect, we elected not to participate in any attempt to extend the lease or drill an initial well and surrendered our interest in the prospect.

                               Avenue Group, Inc.
                            Financial Statement Notes
                        As of December 31, 2005 and 2004

Following the amendments referred to above, we currently have a participation interest of 10.5% in the Karakilise Licenses (other than the KK-2 well) and a 50% participation interest in the North Rubai license. We will require additional capital to preserve these licenses and to participate in the proposed drilling programs at these licenses during the next 12 months. The license for the North Rubai prospect, which is located close to the tri-nation boundary point of Turkey, Iraq and Syria is set to expire on May 30, 2005, unless we spud a well or obtain an extension by that date.

We review our oil and gas property periodically to determine if an impairment is necessary. In 2005 and 2004 we recorded impairment losses of $1,563,343 and $2,128,126, respectively, as a result of the expiration of leases and our determination of reduced value in our remaining properties.

In the quarter ended March 2005 we paid $25,000 to extend the Gercus lease for one year. After December 31, 2005, we allowed our interest in this lease to expire.

Avenue and AME held a 50% working interest in the Killis prospect located in the folded overland area near the East Anatolian and Dead Sea strike faults. By the terms of the leases, an initial well had to be drilled by July 2005. After evaluation of the geophysical and geological data supporting this prospect, Avenue elected not to participate in any attempt to extend the lease and surrendered its interest in the prospect.

Asset Retirement Obligation

We account for our asset retirement obligation using the standards of FASB Statement 143. We record the fair value of an asset retirement obligation in the period in which it is incurred if we can make a reasonable estimate of fair value. We capitalize the associated present value of the asset retirement cost as part of the carrying amount of the long-lived asset. We have an obligation to plug and abandon the Karakilise 1 well when the oil production from the well is depleted. We record these future expenditures in the period the liability is incurred.

The following table summarizes the estimate of our future asset retirement obligation for 2005 and 2004:

                                                        2005              2004
                                                     ---------        ----------
Asset retirement obligation at beginning of year     $ 56,057         $       -
Liabilities settled during the year                         -                 -
New obligations for wells drilled and completed             -            56,057
Accretion of asset retirement obligation                6,880                 -
Revisions to estimates                                      -                 -
                                                     ---------        ----------
Asset retirement obligation at end of year           $ 62,937         $  56,057
                                                     =========        ==========
The asset retirement obligation is a long-term liability.


Note 5  Other Fixed Assets

Other fixed assets at December 31 include:
                                                        2005              2004
                                                     ---------         ---------
Office and computer equipment                        $ 21,565          $168,184
Less: accumulated depreciation                        (18,467)         (121,534)
                                                     ---------         ---------
Fixed assets, net                                    $  3,098          $ 46,650
                                                     =========         =========

Depreciation expense for 2005 and 2004 was $12,735 and $13,523, respectively.


Note 6  Investment In Stampville.Com, Inc.

                               Avenue Group, Inc.
                            Financial Statement Notes
                        As of December 31, 2005 and 2004

We own 50.1% of Stampville. In March 2002, in view of the limited financial resources available for us to direct toward Stampville and after reviewing possible alternatives, we commenced a restructuring of Stampville's operations and supervision of substantially all of Stampville's activities reverted back to its founders in New York. Through December 2004, Stampville had an agreement with the Inter-Governmental Philatelic Corporation (IGPC) whereby IGPC would provide stamp sheets as well as additional services to Stampville. This agreement terminated in December 2004. Stampville is currently inactive.


Note 7  Discontinued Operations

On September 10, 2004, we entered into an agreement with ROO Group for the sale of all our shares in our wholly-owned subsidiary, Bickhams Media, Inc., which held 50% of the outstanding shares of VideoDome.com Networks Inc. (VideoDome), a digital video streaming company based in Los Angeles, in exchange for $300,000, 80,000 shares of ROO Group's restricted common stock valued at $280,000 and ROO Group's assumption of a an existing $288,000 promissory note of VideoDome. In addition, ROO Group agreed to issue an additional 60,000 shares of ROO Group's restricted common stock valued at $210,000 to us in exchange for our termination of registration rights with respect to ROO Group shares we owned. We credited this amount to additional paid-in capital in 2004. ROO Group is an independently operated provider of digital media solutions and technology. Also see Note 3.

The sale transaction resulted in a gain of $724,874, which we included in the 2004 operations statement as a gain from sale of discontinued operations. The elements of the $724,874 gain are:

         Cash                                                         $ 300,000
         80,000 shares of restricted ROO Group common stock             280,000
         Assumed Note                                                   288,000
                                                                      ----------
Total consideration                                                     868,000
Net Assets of Video Dome                                               (143,126)
                                                                      ----------
Gain on Disposition                                                   $ 724,874
                                                                      ==========

Note 8  Notes And Loans Payable

On August 1, 2000, we borrowed $150,000 from Instanz Nominees Pty. Ltd. ("Instanz"), a related party at that time. The loan bears interest at the rate of ten percent (10%) per annum. In November, 2002, we repaid $100,000 of this note from the proceeds of a private placement, leaving a balance payable of principal and interest of $120,725 and $109,585 at December 31, 2005 and 2004, respectively. Upon mutual agreement of the parties, we will repay this loan and accrued interest payable, only after we have received additional financing and at that time upon the mutual agreement of Instanz and us.

In June and July 2004, we borrowed $200,000 for working capital purposes from the holder of the 50,000,000 share stock option discussed in Note 10. The loans bear interest at the rate of nine percent (9%) per annum and were unpaid at December 31, 2005 and 2004. In April 2006 we paid off these loans.


Note 9  Capitalization

A.  Preferred Stock

We have authorized the issuance of 25,000,000 shares of preferred stock, par value $.001 per share. our board of directors has the right to create one or more series of preferred stock and to determine the rights, preferences and privileges of any such series. No shares of preferred stock are currently outstanding.

                               Avenue Group, Inc.
                            Financial Statement Notes
                        As of December 31, 2005 and 2004

B.  Common Stock

See also Notes 10 B and 12.

Private Placement

In January and February 2004, we issued 3,906,666 shares of common stock in private placements for the proceeds of $586,000 received in prior years.

Financial Services Agreement

In March 2004, we entered into a three year part-time, non-exclusive Employment Agreement with an individual pursuant to which the individual agreed to provide us with financial, capital markets, strategic planning, public relations, investor relations, general business management and corporate financial services in Canada. Compensation for the services under the employment agreement is from the grant of stock options to the individual in March 2004 to purchase 6,750,000 shares of common stock at $0.15 per share which at the time of grant had a total fair value of $1,012,500. Of the total options granted, 2,250,000 were granted pursuant to our 2000 Stock Option Plan and were not deemed vested until the filing of a registration statement in connection with the Plan, which was filed on April 26, 2004. The remaining 4,500,000 options were granted outside of the Plan and vested monthly over twelve months from the date of grant. As of December 31, 2004, 3,750,000 of the options granted outside of the Plan were fully vested. All of the options granted outside of the Plan were fully vested as of February 8, 2005. In connection with the grant, we expensed the vested intrinsic value of $112,500 and $900,000 for 2005 and 2004, respectively.

Langley Park Investment Trust

In July 2004, we entered into an agreement with a newly formed London-based investment trust, Langley Park Investment Trust ("Langley") for the sale in a private placement of 48,458,149 shares of our common stock in exchange for 6,057,269 ordinary shares of Langley valued at (pound)1.00 per share or $11 million, based on arms-length negotiation. The purpose and the underlying economics of the transaction were to acquire a liquid asset which we would be able to sell as needed as a source of cash. Upon our acquisition of the Langley shares Langley was still privately-held. The fair value of the Langley shares we acquired was determined by arms-length negotiation between us and Langley. As consideration for acquiring the shares we issued 48,458,149 shares of our common stock. The price quoted for our stock on the Over-the Counter Bulletin Board, $0.227 per share at the time of closing, was a key factor in the negotiations. There was no relationship between us and Langley other than as arms-length parties to the transaction.

The Langley shares are listed on the London Stock Exchange with the symbol LPI. We may freely trade the Langley shares we own, subject to the escrow described below. As part of the transaction, Langley entered into a "lock-up" agreement with us by which it has agreed not to trade our shares that it received as a result of this transaction for a period of two years from the closing date of the sale. Fifty percent of the shares issued by Langley to us will be held in escrow for two years following the closing. In the event the price per share of our common stock at such time is less than it was at the time of the closing ($0.227 per share), Langley will be entitled to receive out of escrow a percentage of our shares from escrow equal to the percentage of such decline. The remaining Langley shares held in escrow will be released to us at that time.

After the Langley shares began trading, we began valuing the investment at its quoted price. Because the December 31, 2004, Langley market price valuation was sharply below our recorded valuation at acquisition, we recorded an impairment loss of $10,003,318.

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

                               Avenue Group, Inc.
                            Financial Statement Notes
                        As of December 31, 2005 and 2004

In 2005, we sold 2,300,000 shares of Langley held by us for proceeds of $654,975. We used the proceeds from the sale of these shares to fund our working capital requirements. We owned 4.75% of Langley shares outstanding at December 31, 2005.

Information regarding our Langley stock holdings for 2005 and 2004 is:


                                                                     2005                            2004
                                                          ---------------------------       -----------------------
                                                             Shares            Value         Shares         Value
                                                          ------------       --------       ----------   ----------
Unrestricted shares at December 31,                           728,635        $166,056       3,028,635    $  816,896
Escrowed shares at December 31,                             3,028,634         690,226       3,028,634       816,749
                                                          ------------       --------       ---------    ----------
Total                                                       3,757,269        $856,282       6,057,269    $1,633,645
                                                          ============       ========       =========    ==========
Contingent shares forfeitable from escrow if forfeiture
 date were December 31,                                     2,361,534        $538,194       2,361,534    $  636,963
                                                          ============       ========       =========    ==========

Also see Note 2E.

Business Development Agreement

In November 2004, we entered into a one-year consulting agreement with a financial services company, which consultant is to provide us with public relations and business development advice and related services. As compensation for these services, we issued the consultant options to purchase 300,000 shares of common stock at an exercise price of $0.06 per share. These options were fully vested and fully exercisable as of the grant date, but we amortized the intrinsic value of $18,000 over the life of the consulting agreement. In November 2004, the holder of these options exercised 150,000 of these options utilizing the "stock withholding exercise"; in connection with the exercise we cancelled the options for the remaining 150,000 shares.


Note 10  Stock Options And Other Agreements

A.  Stock Options

In April 2000, our Board of Directors authorized the issuance of up to 8,250,000 shares of common stock in connection with our Stock Option Plan (the "Plan"). The Plan became effective on February 14, 2001 in connection with our effective registration statement on Form SB-2. On December 24, 2002, stockholders approved an amendment to the Plan, enabling the Board as currently configured without non-employee directors to grant options under the Plan and to increase the number of shares authorized for grant from 8,250,000 to 15,000,000. We intend to grant options under the Plan to our officers, directors, employees and consultants.

Our stock option plan is subject to the provisions of SFAS No 123, Accounting for Stock-Based Compensation. Under the provisions of this standard, employee and director stock-based compensation expense is measured using either the intrinsic-value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, or the fair value method described in Statement 123. We have elected to account for its employee and director stock-based awards under the provisions of APB Opinion No. 25. Under APB Opinion No. 25, compensation cost for stock options is measured as the excess, if any, of the fair value of the underlying common stock on the date of grant over the exercise price of the stock option.

In 2005 and 2004 we granted options in the following transactions:

In March 2004, we entered into a three year part-time, non-exclusive Employment Agreement with an individual pursuant to which the individual agreed to provide us with financial, capital markets, strategic planning, public relations, investor relations, general business management and corporate financial services in Canada. Compensation for the services under the employment agreement is from the grant of stock options to the individual in March 2004 to purchase 6,750,000 shares of common stock at $0.15 per share. Of the total options granted, 2,250,000 were granted pursuant to our 2000 Stock Option Plan and are not deemed vested until the filing of a registration statement in connection with the Plan, which was filed on April 26, 2004. The remaining 4,500,000 options were granted outside of the Plan and vested monthly over twelve months from the date of grant. As of December 31, 2004, 3,750,000 of the options granted outside of the Plan were fully vested. All of the options granted outside of the Plan were fully vested as of February 8, 2005. In connection with the grant, we expensed the vested intrinsic value of $900,000 in 2004. The unamortized balance of $112,500 was included in the balance sheet as deferred compensation at December 31, 2004 and expensed in 2005.

                               Avenue Group, Inc.
                            Financial Statement Notes
                        As of December 31, 2005 and 2004

On November 8, 2004, we entered into a one-year consulting agreement with a financial services company for investor relations, public relations and general business consulting services. As compensation for these services, we granted options to this company to purchase 300,000 shares of our common stock at an exercise price of $0.06 per share. These options are fully vested and fully exercisable as of the grant date, but we amortized the intrinsic value of $18,000 over the life of the consulting agreement. At December 31, 2004, we included the remaining unamortized balance of $18,000 in the balance sheet as deferred compensation. We expensed the $18,000 in 2005. In November 2004, the holder of these options exercised options for 150,000 shares utilizing the "stock withholding exercise"; in connection with the exercise we cancelled the options for the remaining 150,000 shares.

In April 2005 we extended for three years to April 30, 2008, the expiration date of the option granted to Fawdon Investments, Ltd. to purchase 50,000,000 shares of common stock at a $0.04 exercise price. We charged operations $2,500,000 in connection with this extension.

See also Note 12.

The following table is a summary of stock option transactions for 2004 and 2005:


                                                                                         Weighted
                                                                          Number         average exercise
                                                                          of Shares      price per share
                                                                         ----------      ----------------
           Options outstanding at December 31, 2003                      51,150,000           $0.04
           Granted                                                        7,050,000           $0.15
           Exercised                                                        150,000           $0.12
           Expired                                                          300,000           $0.18
                                                                         ----------           -----
           Balance at December 31, 2004                                  57,750,000           $0.05
           Granted                                                       54,200,000           $0.04
Exercised  0                                                                    N/A
           Expired                                                       51,000,000           $0.04
                                                                         ----------           -----
           Balance at December 31, 2005                                  60,950,000           $0.05
                                                                         ==========           =====

Information, at date of issuance, for stock option grants during 2004 and 2005:

                                                                                               Weighted-    Weighted-
                                                                                                Average      Average
                                                                                               Exercise       Fair
                                                                                  Shares         Price        Value
                                                                              ------------     ---------    ---------
2004:
  Exercise price exceeds market price                                                none
  Exercise price equals market price                                                 none
  Exercise price below market price                                             7,050,000        $0.15        $0.29

2005:
  Exercise price exceeds market price                                           2,400,000        $0.05        $0.04
  Exercise price equals market price                                                 none
  Exercise price below market price                                            51,800,000        $0.04        $0.06


At December 31, 2005, we had outstanding options to purchase 60,950,000 shares, of which 60,150,000 were fully vested and exercisable. The following table summarizes information about outstanding stock options at December 31, 2005:

                               Avenue Group, Inc.
                            Financial Statement Notes
                        As of December 31, 2005 and 2004



                                         Outstanding Options                            Options Exercisable
                         ----------------------------------------------------     ---------------------------------
Range of                   Outstanding         Weighted          Weighted           Exercisable         Weighted
                                                average           Average                                average
                              as of            exercise          remaining             as of            exercise
                           December 31,        price per        contractual         December 31,        price per
Exercise Prices                2005             option          life (years             2005             option
--------------------     -----------------    ------------     --------------     -----------------    ------------

$0.10 -$0.15                   60,950,000        $0.05              5.0                 60,150,000        $0.05
                         =================    ============     ==============     =================    ============


                                                            2005          2004
Total compensation cost recognized as an expense for      -------        -------
    Stock-based employee-director compensation awards     $20,000        $12,600

The weighted average fair value of options outstanding at December 31, 2005, was $0.05.

B.  Other Agreements

Separation Agreement

On February 7, 2005, Jonathan Herzog, our former Executive Vice President and member of our Board of Directors, agreed to resign from all positions he held with us and our subsidiaries. Beginning in 2004 and continuing into early 2005, significant disagreements in management style and philosophy about our direction and business had developed between and among certain members of management and Mr. Herzog. The parties agreed that it was no longer feasible for them to continue to work together. Mr. Herzog was not asked to resign and he was not terminated for cause; a separation was mutually decided upon to address the aforesaid disagreements.

In connection with his resignation, we entered into a Separation Agreement and General Release with Mr. Herzog pursuant to which we agreed to pay Herzog $92,250 in cash to cover certain deferred compensation owed to Herzog and to satisfy the parties' respective obligations under his employment agreement with us. In other elements of the Agreement, we repurchased 10,000,000 shares of our common stock from Eurolink International Pty. Ltd. ("Eurolink"), a company affiliated with Mr. Herzog's family, for which we paid Eurolink $125,000, the then fair value of such shares purchased. We also sold Mr. Herzog 250,000 shares of the common stock of ROO which we owned, for which Mr. Herzog paid us $125,000, the then fair value of such shares sold. The purpose of this exchange was to divest Mr. Herzog directly and indirectly of all of his interest in our common stock, as part of a mutual desire for Mr. Herzog's total separation from us, and to provide Mr. Herzog shares of stock in ROO in lieu thereof, in an amount that was approximately equal to the market value of Eurolink's 10,000,000 shares of our common stock.

Consulting Agreement

Effective January 1, 2005, we entered into a consulting agreement with David Landauer and Reuadnal Limited of London, England. Pursuant to that agreement, Reuadnal agreed to provide business and financial services to us, including, but not limited to, assistance with our strategic plan and the introduction of potential investors. Mr. Landauer is an employee of Reuadnal. As consideration for these services, we agreed to pay Reuadnal a consulting fee of $80,000, of which $35,000 was paid upon the effective date of the agreement and the balance of $45,000 was paid at the rate of $5,000 per month over the nine-month term of the agreement. The agreement expired on September 30, 2005. Other

On November 11, 2002 our subsidiary, Avenue Energy entered into a two-year non-exclusive consulting agreement, effective as of October 15, 2002, with Dormley Pty Ltd an entity controlled by Dr. Jaap Poll, to provide Dr. Poll's services on a part-time basis to Avenue Energy as its Director of Exploration. Pursuant to the terms of the Consulting Agreement, Dormley is to be compensated at a rate of $6,800 per month in fees, plus $1,000 per month as reimbursement for its office expenses. The consulting agreement also provides for severance pay upon termination without cause, equal to: (i) six months of fees in the event Avenue Energy ceases to be in the oil and gas exploration and development business or (ii) twelve months of fees for any other reason. This agreement expired in accordance with its terms in October 2004.

                               Avenue Group, Inc.
                            Financial Statement Notes
                        As of December 31, 2005 and 2004

On June 1, 2005, we engaged Mr. Mendel Mochkin as a Vice President. Mr. Mochkin is a brother of Avenue CEO Levi Mochkin. In Mr. Mochkin's first year he will receive an option to purchase 2,400,000 shares of common stock at $0.06 per share. This option vests at the rate of 200,000 shares per month commencing as of June 1, 2005 up until May 1, 2006 and is for a term of five years from the date of the vesting of each block of stock. In Mr. Mochkin's second year he will receive an additional option to purchase 2,400,000 shares at $0.10 per share. This option vests at the rate of 200,000 shares per month commencing June 1, 2006 up until May 1, 2007 and will be for a term of five years from the date of the vesting of each block of stock.


Note 11 Segments

We operate in three segments, including investments in oil and gas and e-commerce. See Note 1 for further description. Through December 31, 2005, Avenue Energy's assets, revenue and expense have been in Turkey. Stampville, which is inactive, operated in the U.S. Avenue Group, the headquarters operation, is in the U.S. IT Tech, which is inactive except for its contribution to headquarters operations, is in Australia. Segment data are:


                                                                                   Ave Group
                                                                                       &
                                                                                    IT Tech
                                               Ave. Energy      Stampville            Aust
                                                Oil & Gas       E-Commerce         Corporate           Consolidated
                                             --------------  --------------     --------------     ----------------
December 31, 2005
Revenue, net                                 $       25,468  $        9,418     $                  $        34,886
Operating income/(loss)                          (2,659,249        (16,682)         (3,349,299)         (6,025,230)
Impairment loss, oil property                     1,563,343                                              1,563,343
Depreciation and amortization                                                           10,725              10,725
Interest expense                                      6,880          15,420             13,666              35,966
Total assets                                        123,632                          2,516,843           2,640,475

December 31, 2004-restated
Revenue, net                                 $       66,865  $       19,212     $                  $        86,077
Impairment loss, oil property                     2,128,126                                              2,128,126
Impairment loss, Langley Park                    10,003,318                                             10,003,318
Operating income/(loss)                          (2,557,608)           (527)        (1,903,958)         (4,462,093)
Depreciation and amortization                           550                             12,973              13,523
Interest expense                                                                       (17,107)            (17,107)
Capital expenditures                              1,036,818                             17,806           1,054,624
Total assets                                      2,682,702           1,262          4,302,601           6,986,565


Note 12  Appointment of New Directors

Effective February 7, 2005, we amended our bylaws to increase the authorized number of directors to four members and our then-current directors, Levi Mochkin and Yam-Hin (Jim) Tan, appointed Norman J. Singer and Uri A. Bar-Ner to fill the vacancies in the Board. In addition, the Board named Mr. Mochkin, who at the time served as our President and Chief Executive Officer, as Chairman of the Board and appointed Mr. Tan as Secretary.

Subsequently, effective February 17, 2005, we amended our Bylaws to increase the authorized number of directors to five members and our Board of Directors elected Shaya Boymelgreen to the Board. In 2003 Mr. Boymelgreen, as Trustee for the Shaya Boymelgreen Trust, acquired 8,666,667 shares of our common stock upon the conversion of convertible promissory notes issued by us in the principal amount of $1,300,000, or a conversion price of $0.15 per share.

                               Avenue Group, Inc.
                            Financial Statement Notes
                        As of December 31, 2005 and 2004

In connection with the appointment of Mr. Singer to our Board, we entered into a Directorship and Consulting Agreement dated February 7, 2005 (the "Singer Agreement") with Mr. Singer, pursuant to which Mr. Singer agreed to serve as one of our directors. As compensation for his services as a director, Mr. Singer receives from us $2,500 per month, payable quarterly in advance, plus an option to purchase up to 1,200,000 shares of our common stock at $0.06 per share. In addition, pursuant to the Singer Agreement, Mr. Singer has agreed to provide consulting services to us on a full-time basis in connection with the promotion and development of our oil and gas exploration operations. As compensation for his consulting services to us, Mr. Singer receives $10,000 per month payable each month in advance and received options to purchase up to 600,000 shares of our common stock at $0.06 per share. The options granted to Mr. Singer for his consulting services vest at the rate of 100,000 shares on the first day of each calendar month commencing on February 1, 2005 and are for a term of five years commencing as of the date each block of shares vests. Effective August 1, 2005, we extended Mr. Singer's consulting arrangement to January 31, 2006. During this period, Mr. Singer received an additional option to purchase 600,000 shares of common stock at the rate of 100,000 shares per month at the asking price for the stock as reported by Nasdaq Bulletin Board on the first day of each month during this period. In 2005 we recorded stock-based compensation expense of $17,000. for Mr. Singer. As of April 2006 Mr. Singer continues to consult for us.

In connection with the appointment of Mr. Bar-Ner to our Board, we entered into a Directorship and Consulting Agreement dated February 7, 2005 (the "DFI Agreement") with Development for Israel, LLC, a New York limited liability company ("DFI"), pursuant to which DFI agreed to make available to us the services of DFI's founder, Mr. Bar-Ner, to serve as one of our directors. As compensation for the services of Mr. Bar-Ner as a director, DFI receives $2,500 per month, payable quarterly in advance, plus 100,000 shares of our common stock per month for each month Mr. Bar-Ner serves as a director during his first year of service as a director. We issued 400,000 of the shares in June 2005 and the remaining 800,000 shares in March 2006. Mr. Bar-Ner continues to serve as a director.


Note 13.   Restatement and Reclassification of Financial Statements

We determined in 2005 that there were errors in our 2004 financial statements, as originally issued. Therefore, we have restated and reclassified the financial statements as explained below. We have prepared the restatement and reclassification in accordance with FASB Statement 154, Accounting Changes and Error Corrections.

A. In accordance with the successful-efforts method of accounting for oil and gas properties, we have reclassified the Turkish oil leases into developed oil and gas properties, undeveloped oil and gas properties, and well in progress. We recorded an impairment loss on oil property of $583,091 on the Karakilise 1 well at December 31, 2004. Because the Karakilise 1 does not have proved reserves, we did not record depreciation, depletion, and amortization on the production of the well.

B. We recorded a long-term liability and an increase to developed oil and gas properties of $56,057 for estimated future dismantlement and abandonment cost on the Karakilise 1 in accordance with FASB Statement 143, Accounting for Asset Retirement Obligations.

C. We adjusted $10,824 from capitalized oil and gas property on the Karakilise 1 to lease operating expense for the Karakilise 1 because we had inadvertently capitalized the expense.

D. We had previously concluded that an appropriate measure of the fair value of our investment in ROO Group, Inc. was 50% of quoted market price of the stock, because we owned a very large block of the stock and the trading of the stock was rather limited. We have now concluded that the best measure of the fair value is 100% of quoted market price. Therefore, to increase the investment in ROO Group from 50% to 100% of the full market value of $.06 per share, we recorded a $1,404,629 increase to investment in ROO Group and corresponding increases of $140,000 to gain on sale of discontinued operations related to the sale of 80,000 shares of ROO Group restricted stock and $1,159,629 to other comprehensive income/unrealized gain on marketable securities.

E. We reclassified $105,000 from other income and $105,000 from other comprehensive income related to termination of license agreement to additional paid-in capital for the value of the registration rights accompanying the 60,000 shares of ROO Group that were acquired in exchange for the release of ROO Group from its registration requirement.

The value we ascribed to the shares of ROO Group received in the various transactions described included the value of the registration rights accompanying those shares. We previously inadvertently did not consider the registration rights when we recognized a $210,000 gain upon receiving the additional 60,000 shares in exchange for releasing ROO Group of the registration requirement. We have now concluded that we should not have recognized the gain. Accordingly, we restated the financial statements to remove the gain, applying the credit instead to additional paid-in capital.

                               Avenue Group, Inc.
                            Financial Statement Notes
                        As of December 31, 2005 and 2004

F. With a December 31, 2004, market value equaling $.269724 per share, we reclassified $816,896 from investment in Langley Park Investment Trust to restricted investment in Langley Park Investment Trust for the 3,028,634 shares of the 6,057,269 shares of Langley required to be held in escrow for two years according to the July 2004 private placement agreement, in order to show the restricted nature of the Langley Park escrow.

G. In the 2004 financial statements as originally issued we did not account for the contingency arrangement under which we may be required to relinquish Langley Park shares held in escrow. That contingency arrangement is a derivative which we need to account for at fair value as a contra to the escrowed shares, with changes in fair value recorded in our operations statement, in accordance with the guidance in FASB Statement 133, paragraphs 17 and 18(a). The value of the contra was $636,963 at December 31, 2004, computed as the value of the portion of the escrowed shares which would have to be returned to Langley if the price of our common stock on the valuation date were the price at the end of the two year escrow period. Accordingly, based on the drop in market price of Avenue Group common stock from $.227 per share at the closing of the private placement to $.05 per share at December 31, 2004, we recorded a $636,963 contra-asset to the restricted escrowed Langley Park stock and a corresponding charge on the operations statement for a derivative loss on the Langley Park escrow for the 3,028,635 shares of Langley held in escrow. The escrow will be in place until October 2006, at which time Avenue Group will be required to return to Langley a percentage of these shares equal to the percentage drop in the market price of Avenue Group common stock.

                               Avenue Group, Inc.
                            Financial Statement Notes
                        As of December 31, 2005 and 2004



Balance Sheet Amounts:

                                                                                          December 31, 2004
                                                                       As Previously
                                                                         Reported              Adjustments        As Restated
                                                                       --------------     -----------------      --------------
   Assets
   Current assets:
   Cash and cash equivalents                                           $      120,114     $                      $     120,114
   Investment in Australian securities                                         84,116                                   84,116
                                                                                9,413                                    9,413
   Prepaid expenses                                                    --------------
          Total current assets                                                213,643                                  213,643

Developed oil and gas property - net                                                              1,166,180 (A,B)    1,166,180
Undeveloped oil and gas property                                            3,213,594            (2,173,410)(A,C)    1,040,184
                                                                                                    469,372 (A,C)      469,372
Well in progress                                                                    .     ------------------     --------------
          Total oil and gas property                                        3,213,594              (537,858)         2,675,736

Furniture, fixtures and equipment - net                                        46,650                                   46,650

Other assets:
   Note receivable                                                            276,000                                  276,000
   Investment in Langley Park - restricted                                                          816,896 (F)        816,896
   Investment in Langley Park - other                                       1,633,645              (816,896)(F)        816,749
   Escrow return contingency - Langley Park                                                        (636,963)(G)       (636,963)
   Investment in ROO Group, Inc.                                            1,365,000             1,404,629 (D)      2,769,629
   Other assets                                                                 8,225                     .              8,225
                                                                       --------------     -----------------      --------------
          Total other assets                                                3,282,870               767,666          4,050,536
                                                                       --------------     -----------------      --------------
          Total assets                                                 $    6,756,757     $         229,808      $   6,986,565
                                                                       ==============     =================      ==============
                Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                    $      326,547     $                      $     326,547
   Notes payable                                                              250,000                                  250,000
                                                                       --------------                            --------------
          Total current liabilities                                           576,547                                  576,547

Oil asset retirement obligation                                                                      56,057 (B)         56,057


Stockholders' equity:

Common stock, par value $0.0002                                                51,297                                   51,297

Additional paid-in capital                                                 30,343,473               210,000 (E)     30,553,473

Deferred compensation                                                        (134,100)                                (134,100)
Accumulated deficit                                                       (25,083,224)           (1,195,878)       (26,279,102)
Accumulated other comprehensive income                                      1,002,764             1,159,629(D)(E)    2,162,393
                                                                       --------------     -----------------      --------------
          Total stockholders' equity                                        6,180,210               173,751          6,353,961
                                                                       --------------     -----------------      --------------
          Total liabilities and stockholders' equity                   $    6,756,757     $         229,808      $   6,986,565
                                                                       ==============     =================      ==============

                               Avenue Group, Inc.
                            Financial Statement Notes
                        As of December 31, 2005 and 2004


Operations Statement Amounts:

                                                                            Year Ended December 31, 2004
                                                                As Previously
                                                                   Reported        Adjustments          As Restated
                                                             --------------------  ------------    ---------------------
Revenue
     Oil sales                                                             66,865                                 66,865
     e-commerce                                                            19,212                                 19,212
                                                             --------------------                  ---------------------
                                                             $             86,077  $               $              86,077

Expense:
     Cost of e-commerce sales                                               4,645                                  4,645
     Oil lease operating expense                                                         10,824 (C)               10,824
     Impairment loss, developed oil property                            1,296,703       564,405 (A)            1,861,108
     Impairment loss, undeveloped oil property                            248,332        18,686 (A)              267,018
     Sales, General and administrative                                  2,404,575             .                2,404,575
                                                             --------------------  ------------    ---------------------
          Total operating expense                                       3,954,255       593,915                4,548,170
                                                             --------------------  ------------    ---------------------
          Income (loss) from operations                                (3,868,178)     (593,915)              (4,462,093)
                                                             --------------------  ------------    ---------------------
Other income (expense):
     Gain on sale of discontinued operations                              584,874       140,000 (D)              724,874
     Income from discontinued operations                                   54,723                                 54,723
     Income from termination of license agreement                         105,000      (105,000)(E)                  ---
     Other income                                                          49,504                                 49,504
     Interest expense                                                     (17,107)                               (17,107)
     Impairment loss on Langley Park                                   (9,366,355)     (636,963)(G)          (10,003,318)
                                                             --------------------  ------------    ---------------------
          Net other (loss)                                             (8,589,361)     (601,963)              (9,191,324)
                                                             --------------------  ------------    ---------------------
          Net income (loss)                                  $        (12,457,539) $ (1,195,878)   $         (13,653,417)
                                                             ====================  ============    =====================

                               Avenue Group, Inc.
                            Financial Statement Notes
                        As of December 31, 2005 and 2004


Stockholders' Equity Statement Amounts:
                          Year Ended December 31, 2004


                                      Common Stock                     Accumulate
                 Common Stock         to be Issued        Additional     Other
              -------------------  ----------------------  Paid-In    Comprehensive
               Shares     Amount    Shares      Amount     Capital    Income (Loss)     Compensation   Deficit         Total
              ----------- -------  ----------  ---------  ----------- -------------     ------------  ------------- ------------
Balance at
Decem. 31,
2003          203,976,171 $40,795   3,906,666  $ 586,000  $17,737,475 $     26,200      $   (16,800)  $(12,625,685) $  5,747,985
Issued
shares
2,000,000
shares to K
& K Plastics    2,000,000     400  (2,000,000)   (300,00)     299,600           --               --            --             --
Issued
shares
1,906,666
shares to
Alore, LTD-
(Kashet Ltd.)  1,906,666      380  (1,906,666)   (286,00)     285,620           --               --            --             --
Granted
6,750,000
options to
Steve Gordon          --       --          --         --    1,012,500           --       (1,012,500)           --             --
375,000
options
vest to
Steve Gordon          --       --          --         --           --           --           56,250            --         56,250
Options vest
to Steve
Gordon                --       --          --         --           --           --          843,750            --        843,750
Options vest
to Daniel
Aharonoff
for services          --       --          --         --           --           --           12,600            --         12,600
Issued
48,458,149
shares to
Langley Park
Investment
Trust         48,458,149    9,692          --         --   10,990,308           --               --            --     11,000,000
Granted
300,000
options to
MacReport.net                  --          --         --           --           --          (18,000)           --        (18,000)
Issued
150,000
shares to
MacReport.net    150,000       30          --         --       17,970           --               --            --        18,000
Options vest
to
MacReport.net                                                                                   600            --           600
Value of
the
registration
rights of
3,000,000
shares of
ROO Group
received for
termination
of
registration
agreement                                                     210,000 (E)                                               210,000
Net loss                       --          --         --           --           --               --    (13,653,417) (13,653,417)
Foreign
currency
translation
gain                           --          --         --           --       15,119               --            --        15,119
Unrealized
gain on
marketable                                                                 961,445
securities            --       --          --         --           --    1,159,629(D)(E)         --            --     2,121,074
              ----------- -------  ----------  ---------  ----------- -------------     ------------  ------------- ------------
Balance at
Decem. 31,
2004          256,490,986 $51,297          --  $      --  $30,553,473 $  2,162,393      $  (134,100)  $(26,279,102) $ 6,353,961
              =========== =======  ==========  =========  =========== =============     ============  ============= ============

                               Avenue Group, Inc.
                            Financial Statement Notes
                        As of December 31, 2005 and 2004

Cash Flow Statement Amounts:
                          Year Ended December 31, 2004


                                                                        As
                                                                    Previously
                                                                     Reported         Adjustments          As Restated
                                                               -------------------  ---------------      --------------
Cash Flow From Operating Activity:
Net loss                                                       $      (12,457,539)  $   (1,195,878)      $ (13,653,417)
Income from discontinued operations                                       (54,723)                             (54,723)
Gain on sale of discontinued operations                                  (584,874)        (140,000)(D)        (724,874)
                                                               -------------------  ---------------      --------------
Loss from continuing operations                                       (13,097,136)      (1,335,878)        (14,433,014)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and Amortization                                              13,523                               13,523

Impairment loss on investment in Langley Park                           9,366,355          636,963  (G)     10,003,318

Impairment loss on oil and gas property                                 1,545,035          583,091  (A)      2,128,126
Non-monetary compensation                                                 895,200                              895,200

Income related to termination of license agreement                       (105,000)         105,000  (E)
Changes in operating assets and liabilities:
Decrease in accounts receivable                                            16,900                                16,900
Decrease (increase) in prepaid expenses                                     3,464                                 3,464
(Decrease) increase in accounts payable                                    (7,678)                               (7,678)

Increase (decrease) in accrued expenses                                    99,565                .               99,565
                                                               -------------------  ---------------      --------------
Net Cash Used In Operating Activity                                    (1,269,772)         (10,824)          (1,280,596)
                                                               -------------------  ---------------      --------------

Cash Flow From Investing Activity:

Investment in oil and gas property                                     (1,047,642)          10,824  (C)      (1,036,818)
Purchases of fixed assets                                                 (17,806)                              (17,806)

Proceeds from sale of Australian marketable securities                     54,920                                54,920
                                                               -------------------  ---------------      --------------
Net Cash Used In Investing Activity                                    (1,010,528)          10,824            (999,704)
                                                               -------------------  ---------------      --------------

Cash Flow From Financing Activity:
Proceeds received (payments made) from notes payable                      213,975                              213,975
Proceeds received from issuance of common stock, net                      300,000                              300,000
                                                               -------------------  ---------------      --------------
Net Cash Provided By Financing Activity                                   513,975                              513,975
                                                               -------------------  ---------------      --------------


Effect of foreign currency translation on cash                             16,314                               16,314
                                                               -------------------  ---------------      --------------

Net Decrease In Cash                                                   (1,750,011)                          (1,750,011)
Cash At Beginning of Year                                               1,870,125                            1,870,125
                                                               -------------------  ---------------      --------------
Cash At End of Year                                            $          120,114   $                    $     120,114
                                                               ===================  ===============      ==============

                              Avenue Group, Inc.
                            Financial Statement Notes
                        As of December 31, 2005 and 2004



Cash Flow Statement Amounts, continued
                          Year Ended December 31, 2004


                                                                         As
                                                                    Previously
                                                                     Reported         Adjustments          As Restated
                                                               -------------------  ---------------      --------------
 Non-Cash Investing and Financing Activity:

 Asset retirement obligation on oil and gas
   property                                                                         $       56,067 (B)          56,067
 Issuance of 48,458,149 shares of common stock for
   investment in Langley Park Investments PLC                  $       11,000,000   $                    $  11,000,000
 Additional paid-in capital for value of
   termination of registration agreement                                            $      210,000 (E)   $     210,000
 Sale of Bickhams Media (a former wholly-owned
   subsidiary) see Note 3                                      $          728,000   $     (140,000)(D)   $     588,000
 Issuance of 150,000 shares of common stock for
   consulting services                                         $           18,000   $                    $      18,000




Comprehensive Income Statement Amounts:
                                                   Year Ended December 31, 2004

                                                                        As
                                                                    Previously
                                                                     Reported         Adjustments          As Restated
                                                               -------------------  ---------------      --------------


Net Loss                                                       $      (12,457,539)  $   (1,195,878)      $  (13,653,417)
Other comprehensive income,  net of tax:
    Unrealized gain (loss) on:
       Marketable securities                                              961,445         1,159,629 (D),(E)   2,121,074
       Foreign currency translation                                        15,119                 -              15,119
                                                               -------------------  ---------------      --------------
Other comprehensive income                                                976,564         1,159,629           2,136,193
                                                               -------------------  ---------------      --------------
Comprehensive loss                                             $      (11,480,975)  $       (36,249)     $  (11,517,224)
                                                               ===================  ===============      ===============


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 13, 2005, Weinberg & Company, P.A. (the "Former Accountant") resigned from its position as the principal independent accountants of Avenue Group, Inc. (the "Registrant"). The decision to change accountants was approved by the Registrant's Board of Directors.

The reports of the Former Accountant on the consolidated financial statements as of and for the years ended December 31, 2004 and 2003 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles; however each year-end report contained a modification paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. During the Registrant's two most recent fiscal years and through July 13, 2005, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of the Former Accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv)(B) of Regulation S-B occurred within the Registrant's two most recent fiscal years nor through July 13, 2005.

The Registrant has provided the Former Accountant with a copy of this disclosure and has requested that the Former Accountant furnish it with a letter addressed to the U.S. Securities and Exchange Commission ("SEC") stating whether it agrees with the above statements, and if not, stating the respects in which it does not agree. A copy of the letter from the Former Accountant addressed to the SEC dated July 18, 2005 is filed as Exhibit 16.1 to the Form 8-K dated July 18, 2005.

On August 15, 2005, the Registrant retained Sherb & Co. to serve as the Registrant's new principal independent accountants. Such action was recommended and approved by the Registrant's Board of Directors.

During the Registrant's two most recent fiscal years and through August 15, 2005: (1) the Registrant did not consult Sherb & Co. regarding either the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on Registrant's financial statements; (2) neither a written report nor oral advice was provided to the Registrant by Sherb & Co. that they concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; and (3) the Registrant did not consult Sherb & Co. regarding any matter that was either the subject of a "disagreement" (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions) or any of the reportable events set forth in Item 304(a)(1)(iv)(B) of Regulation S-B.


ITEM 8A.  CONTROLS AND PROCEDURES

As of December 31, 2005, the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our Chief Executive Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective under Rule 13a-15.
There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

In February 2005 our former chief financial officer resigned. We have concluded that for a period from the time of his resignation until later in 2005 but ending prior to December 31, 2005, our disclosure controls and procedures were not effective under Rule 13a-15. We prepared our 2004 Form 10-KSB during this period. We have concluded that as a result of our ineffective disclosure controls and procedures during this period, certain items in the 2004 financial statements in our 2004 Form 10-KSB were not accounted for under accounting principles generally accepted in the U.S. Accordingly, in this 2005 Form 10-KSB we have restated the 2004 financial statements in conformity with accounting principles generally accepted in the U.S. This restatement is discussed in more detail in Note 13 of the financial statements in this Report.

Our actions to cause our disclosure controls and procedures to be effective under Rule 13a-15 included:
1. The engagement of an experienced consulting CPA to ensure that our detail accounting procedures are performed in accordance with accounting principles generally accepted in the U.S.
2. The engagement of another experienced consulting CPA to ensure that our disclosure controls and procedures are effective under Rule 13a-15, and that our accounting is performed in accordance with accounting principles generally accepted in the U.S., and in compliance with the regulations of the U.S. Securities and Exchange Commission.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The required information is incorporated by reference from the Company's 10K-SB Statement as Amended to be filed with the SEC by May 1, 2006.

ITEM 10. EXECUTIVE COMPENSATION

The required information is incorporated by reference from the Company's 10K-SB Statement as Amended to be filed with the SEC by May 1, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The required information is incorporated by reference from the Company's 10K-SB Statement as Amended to be filed with the SEC by May 1, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The required information is incorporated by reference from the Company's 10K-SB Statement as Amended to be filed with the SEC by May 1, 2006.

ITEM 13. EXHIBITS

The required information is incorporated by reference from the Company's 10K-SB Statement as Amended to be filed with the SEC by May 1, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2005 and December 31, 2004, fees for services provided by the independent registered accountants were:

Audit Fees: Audit fees billed to us in connection with Weinberg & Company, PA's reviews of Form 10-QSB's and audit of our annual financial statements for the year ended December 31, 2004 and opinion reissuance in 2005 included in Form 10-KSB's totaled approximately $39,500 and $56,700, for 2005 and 2004, respectively.

The forms 10-QSB were reviewed by the firm of Sherb & Co. LLP, for the quarters ended June 30 and September 30, 2005. The associated audit fees were $6,500 and $4,000 for June 30 and September 30, 2005, respectively. The fee for the audit of the financial statements for the year end December 31, 2005 is estimated at $71,000.

All Other Fees. The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraph entitled Audit Fees for the year ended December 31, 2004, totaled approximately $10,100.

Tax Fees: The Company did not engage Sherb & Co. LLP or Weinberg & Company, PA, to perform any tax services during the years ended December 31, 2005 and December 31, 2004.

Financial Information Systems Design and Implementation Fees: The Company did not engage Sherb & Co. LLP or Weinberg & Company, PA, to provide advice to the Company regarding financial information systems design and implementation during the years ended December 31, 2005 or 2004.

The Board has considered whether the services provided by Sherb & Co. LLP and Weinberg & Company, PA, are compatible with maintaining the independence of Sherb & Co. LLP and Weinberg & Company, PA, and has concluded that the independence of Sherb & Co. LLP and Weinberg & Company, PA, is maintained and is not compromised by the services provided.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of April 2006.


AVENUE GROUP, INC.   (Registrant)
By /s/  LEVI MOCHKIN
        ---------------------------------
        Levi Mochkin
        Chairman of the Board, President
        and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


SIGNATURE                 TITLE                                       DATE
/s/ LEVI MOCHKIN          Chairman of the Board, President,       April 17, 2006
    ------------          Chief Executive Officer and Director
Levi Mochkin

/s/ NORMAN SINGER         Director                                April 17, 2006
    -------------
Norman Singer

/s/ URI BAR-NER           Director                                April 17, 2006
    -----------
Uri Bar-Ner

/s/ SHAYA BOYMELGREEN     Director                                April 17, 2006
    -----------------
Shaya Boymelgreen