Form 10KSB/A
period 2005-12-31
AVENUE GROUP INC
filed 2006-05-01
CIK 1100006

U. S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON
                                   D.C. 20549


                                  FORM 10-KSB/A

                                 Amendment No.1

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers of Avenue Group

The following table sets out certain information in relation to each person who holds a position of Director and/or executive officer of the Company. The background of each of the individuals identified in the table follows the table.


 Name                     Age   Position(s) Currently Held With the Company

 Levi Mochkin             44    President, Chief Executive Officer and Director
 Norman Singer*           64    Director and Vice President
 Uri Bar Ner*             70    Director
 Shaya Boymelgreen**      55    Director
 Mendel Mochkin** *       32    Vice President


* Messrs. Singer and Bar Ner were elected Directors by the Board on February 7, 2005

** Mr. Boymelgreen was elected as a Director by the Board on February 17, 2005.

*** Mr Mochkin joined the company on June 1, 2005

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

In 1997, Bell, through Mr. Mochkin and his Ledger Group, acted on behalf of one of the Australia's largest gold mining companies, Great Central Mines and carried out two simultaneous market takeover bids on the Australian Stock Exchange, worth a combined total value of AUD $330 million. Great Central Mines was ultimately acquired by Normandy Mining, which in turn was acquired by Newmont Mining in the United States. Mr. Mochkin is the brother of Mendel Mochkin.

NORMAN J. SINGER. Norman J. Singer joined the company's Board of Directors in February 2006. Mr. Singer also oversees the company's worldwide exploration activities. Prior to joining the company, Mr. Singer was a private investor in oil and gas activities and high tech startup companies and a participant in a photo journal project in Papua New Guinea for MSNBC. Prior to this Mr. Singer served from 1970 to 2004 as a director and manager of Pexco Holdings, Inc. Pexco is the U.S. division of a multi national multi billion dollar corporation based in Southeast Asia. During this time he managed all of the companies U.S. and worldwide exploration activities. These activities extended over thirty countries throughout Africa and Asia. Mr. Singer was also the founding partner during this time of Pextech Energy and Anadarko Land & Exploration Company which were exploration companies focused on several Texas and Oklahoma basins. Mr. Singer is a member of the Colorado, New York and American bar associations and of the Society of Exploration Geophysicists. He is a graduate of Colgate University, Columbia School of Law and the Fletcher School of Law and Diplomacy.

URI BAR NER. Mr. Bar Ner has had a long and distinguished career in Israel's Foreign Service. He is a former Ambassador to Turkey, where Avenue has several significant exploration properties. He has held senior diplomatic positions in the United States, Europe and Asia and is a former Deputy Director General of the Israel Ministry of Foreign Affairs. He holds a masters degree in political science from Emory University in Atlanta, Georgia and a bachelors degree from Hebrew University in Jerusalem

SHAYA BOYMELGREEN. Mr. Boymelgreen of Boymelgreen Developers founded his company in 1994 as a full service developer, owner and manager of residential, mixed-use and retail property. Boymelgreen Developers is an established real estate development company with operations located in New York City, Toronto, Miami and Las Vegas with projects in the pipeline worth $6 billion. Under Mr. Boymelgreen's leadership, Boymelgreen Developers is developing more than 5,000,000 square feet of commercial and residential properties in New York City alone.

MENDEL MOCHKIN Prior to joining Avenue Group, Mr Mochkin worked as an independent consultant providing investor relations and capital formation advisory services for companies in the energy and technology sectors and was a Founder and Managing Director of a digital media firm based in New York. Mr Mochkin is the brother of Levi Mochkin.

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

Based on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors the Company believes that during the 2005 fiscal year of its officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements other than Norman Singer failed to file a form 4 in a timely manner Uri Bar-Ner failed to file a form 4 in a timely manner and Mendel Mochkin failed to file a form 3 in a timely manner.

Code of Ethics

We have adopted a corporate code of ethics. A copy of the code of ethics was previously filed. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Directors and Executive Officers of Avenue Energy

The following table sets out certain information in relation to the Directors and/or executive officers of Avenue Energy.


 Name                Age   Position(s) Held

 Norman Singer       64    Director and Vice President
 Levi Mochkin        44    President, Chief Executive Officer and Director

ITEM 10.  EXECUTIVE COMPENSATION.

The following summary compensation table sets forth the compensation paid by the Company to its officers for services rendered in all capacities during the calendar year 2005. Except for Norman Singer and Mendel Mochkin, as described below, no executive officer of the Company received any stock options, stock appreciation rights or other stock or other incentive based compensation during the fiscal year ended December 31, 2005. During the Company's fiscal year ended December 31, 2005 and for each of the two preceding fiscal years executive officers of the Company who received compensation, including salary and bonuses in excess of $100,000 are outlined below.

                                                          SUMMARY COMPENSATION TABLE

                                                                                                         Long-Term Compensation
Name and Principal Position          Year         Salary     Annual Compensation  Other Annual      Stock Option        All Other
                                                                  Bonus(1)       Compensation(2)      Grants(3)      Compensation(4)

Levi Mochkin                         2005      $144,000(1)           -0-               -0-               -0-               -0-
Chairman and                         2004      $144,000(1)           -0-               -0-               -0-               -0-
Chief Executive Officer              2003      $144,000(1)           -0-               -0-               -0-               -0-

Norman Singer                        2005      $137,500(3)           -0-               -0-            2,400,000            -0-
Director and Vice President          2004      -0-                   -0-               -0-               -0-               -0-
                                     2003      -0-                   -0-               -0-               -0-               -0-

Mendel Mochkin                       2005      $ 56,000(5)           -0-               -0-            2,400,000            -0-
Vice President                       2004      -0-                   -0-               -0-               -0-               -0-
                                     2003      -0-                   -0-               -0-               -0-               -0-
Yam-Hin (Jim) Tan *                  2005      $ 36,405(2)           -0-               -0-               -0-               -0-
Former Chief Financial Officer       2004      $ 44,653(2)           -0-               -0-               -0-               -0-
and Director                         2003      $ 54,021(2)           -0-               -0-               -0-               -0-

Jonathan Herzog *                    2005      $ 78,500(2)(4)        -0-               -0-               -0-               -0-
Former Exec. V.P.                    2004      $105,270(2)(4)        -0-               -0-               -0-               -0-
and Director                         2003      $108,750(2)           -0-               -0-               -0-               -0-

* Jonathan Herzog resigned from the Company effective February 7, 2005. Yam-Hin
(Jim) Tan resigned from the Company effective July 11, 2005.

(1)

Effective as of January 1, 2003 we engaged the services of Ledger Holdings Pty Ltd, of which our current President and Chief Executive Officer Levi Mochkin is a Director, on a month to month basis as a consultant to Avenue Group Inc. pursuant to which Mr. Mochkin serves Avenue Group, Inc. as President and Chief Executive Officer. Ledger is compensated at a rate of $10,000 per month in fees, plus $2,000 per month in the form a discretionary expense allowance. Ledger is also reimbursed for various travel and other related expenses conducted on our behalf. From May 1999 until August 2001, Levi Mochkin was our Chief Executive Officer and did not receive any compensation, including salary or bonuses while serving in such capacity. Our Board agreed in February and April of 2000 to compensate Mr. Mochkin in connection with his past services rendered, subject to the Board's satisfaction that such payment would not materially adversely effect our financial condition. These payments, totaling $32,000, were made to Mr. Mochkin in January 2003.

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

(5)

On June 1, 2005, we engaged Mr. Mendel Mochkin as a Vice President. In Mr. Mochkin's first year he will receive an option to purchase 2,400,000 shares of common stock at $0.05 per share. This option vests at the rate of 200,000 shares per month commencing as of June 1, 2005 up until May 1, 2006 and is for a term of five years from the date of the vesting of each block of stock. In Mr. Mochkin's second year he will receive an additional option to purchase 2,400,000 shares at $0.10 per share. This option vests at the rate of 200,000 shares per month commencing June 1, 2006 up until May 1, 2007 and will be for a term of five years from the date of the vesting of each block of stock.

                                      Option Grants and Year-End Value Table

--------------- --------------------- --------------------- ----------------- ------------------
Name             Number of             % of total options    Exercise or base  Expiration date
                 Securities            granted to            price
                 underlying options    employees in fiscal
                                       year
--------------- --------------------- --------------------- ----------------- ------------------
Levi Mochkin     -0-                   -0-                   -0-               -0-
--------------- --------------------- --------------------- ----------------- ------------------
Norman Singer   2,200,000                                   .03-.07            5 years from
                                                                               vesting*
--------------- --------------------- --------------------- ----------------- ------------------
Mendel Mochkin  1,400,000                                   $.05               5 years from
                                                                               vesting
--------------- --------------------- --------------------- ----------------- ------------------

During 2005 none of our Officers or Directors exercised any options to purchase shares of common stock.

* Common Stock valued at $0.06 per share for 1,800,000 shares as of date of grant. In addition, pursuant to the Singer Agreement, an additional 600,000 options for shares of common stock at the rate of 100,000 shares per month at the asking price for the stock as reported by Nasdaq Bulletin Board on the first day of each month during this period.

Except as set forth above and below in the section entitled `Compensation of Directors', no officer or director has received any material cash or non-cash benefit from us in connection with their services on our behalf including stock options, stock appreciation rights or other stock or other incentive based compensation during the fiscal year ended December 31, 2005, nor are there any such stock options, stock appreciation rights or other stock or other incentive based compensation or rights held by any executive officer.

Compensation of Directors

It is our policy to reimburse Directors for reasonable out-of-pocket expenses relating to their activities for us, including travel and lodging expenses incurred.

In connection with the appointment of Mr. Singer to our Board, we entered into a Directorship and Consulting Agreement dated February 7, 2005 (the "Singer Agreement") with Mr. Singer, pursuant to which Mr. Singer agreed to serve as one of our directors. As compensation for his services as a director, Mr. Singer receives from us $2,500 per month, payable quarterly in advance, plus an option to purchase up to 1,200,000 shares of our common stock at $0.06 per share. In addition, pursuant to the Singer Agreement, Mr. Singer has agreed to provide consulting services to us on a full-time basis in connection with the promotion and development of our oil and gas exploration operations. As compensation for his consulting services to us, Mr. Singer receives $10,000 per month payable each month in advance and received options to purchase up to 600,000 shares of our common stock at $0.06 per share. The options granted to Mr. Singer for his consulting services vest at the rate of 100,000 shares on the first day of each calendar month commencing on February 1, 2005 and are for a term of five years commencing as of the date each block of shares vests. Effective August 1, 2005, we extended Mr. Singer's consulting arrangement to January 31, 2006. During this period, Mr. Singer received an additional option to purchase 600,000 shares of common stock at the rate of 100,000 shares per month at the asking price for the stock as reported by Nasdaq Bulletin Board on the first day of each month during this period. In 2005 we recorded stock-based compensation expense of $17,000 for Mr. Singer. As of April 2006 Mr. Singer continues to consult for us.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of April 30, 2006, there were 247,590,986 shares of our Common Stock, which were issued and outstanding. In addition, there are 5,500,000 shares which are subject to outstanding options or agreements and that are exercisable or issuable to our officers, directors and greater than 5% shareholders within 60 days from such date.

The following table sets forth to the best of our knowledge the number of shares beneficially owned as of April 30, 2006 by (i) our executive officers and directors; (ii) each person (including any "group" as that term is defined in Section 13(d)(3) of the Exchange Act) who beneficially owns more than 5% of our common stock, and (iii) all of our directors and officers as a group. Except as noted below each of the persons listed is deemed to have the sole voting right and right to dispose of the shares held by them.

Name of Shareholder               Current Beneficial Ownership    Percent of Class(1)

Levi Mochkin                             70,802,053(2)(3)(4)             28.6%
Fawdon Investments Limited               50,100,000(5)                   16.8%
Instanz Nominees Pty Ltd                 18,500,000(6)                    7.4%
Langley Park Investment Trust PLC        48,458,149(7)                   19.6%
Shaya Boymelgreen                        22,666,667(8)                    9.1%
Mendel Mochkin                            4,566,667(9)                    1.8%
Norman J. Singer                          2,400,000(10)                      *
Uri Bar Ner                               1,200,000(11)                      *
All directors and officers              101,635,387(12)                   40.8%
as a group (5 individuals)


*Represents less than 1% of the outstanding Common Stock

(1)

Based upon 247,590,986 shares outstanding plus in the case of the executive officers and directors and all officers and directors as a group, all shares issuable upon the exercise of stock options held by them or pursuant to existing agreements which were exercisable on April 30, 2006 or within 60 days thereafter. Pursuant to the rules promulgated by the SEC, every person who has or shares the power to vote or to dispose of shares of common stock are deemed to be the "beneficial" owner of all the shares of common stock over which any such sole or shared power exists.

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

(8)

All of these shares are held by Mr. Boymelgreen as Trustee for the Shaya Boymelgreen Trust. Mr. Boymelgreen's beneficial ownership has been derived from the Schedule 13D and Form 3(amended) and Form 4 which he filed with the Securities and Exchange Commission on April 23, 2003, September 15, 2003 and September 19, 2003, respectively.

(9)

Includes 2,400,000 shares issuable to Mr. Mochkin upon the exercise of a stock option at an exercise price of $.5 per share and 2,166,667 shares of restricted common stock.

(10)

All of these shares are subject to options to acquire shares of common stock of the Company at an exercise price of $0.06 per share.

(11)

Includes 1,200,000 shares of restricted shares of common stock issued to Development for Israel, LLC.

(12)

Includes shares that currently may be deemed to be beneficially owned by Messrs. Mochkin, Tan, Singer, Bar Ner, Mochkin and Boymelgreen.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 2, 2003, we entered into a Subscription Agreement with an affiliate, ROO Media Corporation, a company of which we owned a 25% equity interest at the time, pursuant to which we agreed to acquire 75 shares of the common stock of ROO Media for $200,000. The stock was subsequently converted into an aggregate of 80,000[shares of common stock of Virilitec Industries, Inc., approximately 25.4% of the outstanding stock. Virilitec Industries, subsequently changed its name to ROO Group, Inc. and is traded on the NASDAQ Bulletin Board under the symbol "ROOG."

Employment Agreements

The employment agreements with Levi Mochkin, Norman Singer and Mendel Mochkin have been described above.

Stock Options Grants to Employees or Consultants

2000 Amended and Restated Stock Option Plan

In April 2000, Avenue Group's Board of Directors authorized the issuance of up to 8,250,000 shares of common stock in connection with Avenue Group's 2000 Amended and Restated Stock Option Plan. The Option Plan became effective on February 14, 2001 in connection with Avenue Group's effective registration statement on Form SB-2. On December 24, 2002, shareholders approved an amendment to the Option Plan, enabling the Board as it is currently configured without non-employee directors to grant options under the plan and to increase the number of shares authorized for grant from 8,250,000 to 15,000,000. Avenue Group intends to grant options under the Stock Option Plan to officers, directors, employees and consultants of Avenue Group and its subsidiaries. Through December 31, 2004, options to purchase 2,700,000 shares of common stock had been granted under the Option Plan of which no options had been exercised and options to purchase 150,000 shares had expired. The options granted pursuant to the Option Plan are summarized as follows:

On December 10, 2003, the Company granted its then Executive Vice President - Information Technology and former President, Daniel Aharonoff a three-year option to purchase 150,000 shares of common stock at $0.25 per share under the Option Plan. This option was to vest over fifteen months contingent upon Mr. Aharonoff's continued employment with the Company. The option expired in accordance with its terms on November, 2004 as a result of Mr. Aharonoff's resignation as an officer, director and employee of the Company in October, 2004.

In March 2004, we entered into a three year part-time, non-exclusive Employment Agreement with Steven Gordon pursuant to which Mr. Gordon agreed to provide us with financial, capital markets, strategic planning, public relations, investor relations, general business management and corporate financial services in Canada. Mr. Gordon has agreed to perform his services under the Employment Agreement without any cash compensation and as full compensation for therefore, has agreed to accept the grant, as of the date hereof, of non-transferable stock options to purchase up to an aggregate of Six Million Seven Hundred and Fifty Thousand (6,750,000) shares of Common Stock at $.15 per share of which options to purchase Two Million Two Hundred and Fifty Thousand (2,250,000) were pursuant to the Company's Option Plan. The options issued pursuant to the Company's Option Plan were fully vested on the date of grant and the 4,500,000 options that were issued outside of the Plan vested in monthly installments of 375,000 options per month. All options granted to Mr. Gordon were fully vested and exercisable as of February 8, 2005 and all options expire upon the first to occur of either (i) one year from the date of the termination of Mr. Gordon's employment with the Company or (ii) April 26, 2007.

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

In connection with the appointment of Mr. Singer to our Board, we entered into a Directorship and Consulting Agreement dated February 7, 2005 (the "Singer Agreement") with Mr. Singer, pursuant to which Mr. Singer agreed to serve as one of our directors. As compensation for his services as a director, Mr. Singer receives from us $2,500 per month, payable quarterly in advance, plus an option to purchase up to 1,200,000 shares of our common stock at $0.06 per share. In addition, pursuant to the Singer Agreement, Mr. Singer has agreed to provide consulting services to us on a full-time basis in connection with the promotion and development of our oil and gas exploration operations. As compensation for his consulting services to us, Mr. Singer receives $10,000 per month payable each month in advance and received options to purchase up to 600,000 shares of our common stock at $0.06 per share. The options granted to Mr. Singer for his consulting services vest at the rate of 100,000 shares on the first day of each calendar month commencing on February 1, 2005 and are for a term of five years commencing as of the date each block of shares vests. Effective August 1, 2005, we extended Mr. Singer's consulting arrangement to January 31, 2006. During this period, Mr. Singer received an additional option to purchase 600,000 shares of common stock at the rate of 100,000 shares per month at the asking price for the stock as reported by Nasdaq Bulletin Board on the first day of each month during this period. In 2005 we recorded stock-based compensation expense of $17,000 for Mr. Singer. As of April 2006 Mr. Singer continues to consult for us.

On June 1, 2005, we engaged Mr. Mendel Mochkin as a Executive Vice President. Mr. Mochkin is a brother of Avenue CEO Levi Mochkin. In Mr. Mochkin's first year he will receive an option to purchase 2,400,000 shares of common stock at $0.06 per share. This option vests at the rate of 200,000 shares per month commencing as of June 1, 2005 up until May 1, 2006 and is for a term of five years from the date of the vesting of each block of stock. In Mr. Mochkin's second year he will receive an additional option to purchase 2,400,000 shares at $0.10 per share. This option vests at the rate of 200,000 shares per month commencing June 1, 2006 up until May 1, 2007 and will be for a term of five years from the date of the vesting of each block of stock.

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

10.1

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

10.31

Convertible Note in the principal amount of $1.3 million dated September 15, 2003, incorporated by reference to Exhibit 10.1(a) of the Company's Form 10Q-SB dated September 30, 2003. Commission File No. 000-30-543.

10.32

Employment Agreement by and between Avenue Energy, Inc. and Steven Gordon dated March 8, 2004, incorporated by reference to Exhibit 10.33 of the Company's Form 10K-SB dated December 31, 2003. Commission File No. 000-30-543.

10.33

Option Agreement by and between Avenue Energy, Inc. and Steven Gordon dated March 8, 2004, incorporated by reference to Exhibit 10.33(a) of the Company's Form 10K-SB dated December 31, 2003. Commission File No. 000-30-543

10.34

Option Agreement by and between Avenue Energy, Inc. and Steven Gordon dated March 8, 2004, incorporated by reference to Exhibit 10.33(b) of the Company's Form 10K-SB dated December 31, 2003. Commission File No. 000-30-543

10.35

Loan agreement by and between Avenue Group, Inc. and Ledger Technologies Pty, Ltd for an amount up to the sum of $750,000 dated January 23, 2004, incorporated by reference to Exhibit 10.34 of the Company's Form 10K-SB dated December 31, 2003. Commission File No. 000-30-543

10.36

Lease Agreement by and between Gelb Enterprises and Avenue Group, Inc. for the lease of Avenue Group Inc.'s principal executive offices at 17547 Ventura Boulevard, Encino, CA 91316 dated January 16, 2004, commencing on March 1, 2004, incorporated by reference to Exhibit 10.35 of the Company's Form 10K-SB dated December 31, 2003. Commission File No. 000-30-543.

10.37

Form Of Joint Operating Agreement Between Aladdin Middle East Ltd., Ersan Petrol Sanayii A.S. and Avenue Energy, Inc. incorporated by reference to Exhibit 99.2 of the Company's Form 8-K dated January 2, 2004. Commission File No. 000-30543.

10.38

Participation Agreement Between The Sayer Group Consortium and Avenue Energy, Inc. and Middle East Petroleum Services Limited dated January 22, 2004 (supercedes and corrects the Participation Agreement filed as Exhibit 99.3 to the Company's Form 8-K dated January 2, 2004), incorporated by reference to
Exhibit 10.36 of the Company's Form 10K-SB dated December 31, 2003. Commission File No. 000-30-543.

10.38

Separation Agreement dated as of February 1, 2005 by am among the Company and Jonathan Herzog, incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated February 11, 2005. Commission File No. 000-30543.

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

10.41

Employment Agreement by and between Avenue Group, Inc. and Mendel Mochkin dated June 1, 2005 *

10.42

Consulting Agreement dated as of January 1, 2005 by and among the Registrant, Reuadnal Limited and David Landauer, incorporated by reference to Exhibit 10.41 of the Company's Form 10K-SB dated December 31, 2004. Commission File No. 000-30-543.

10.43

Participation Agreement Between The Sayer Group Consortium and JKX Turkey LTD and Avenue Energy, Inc. and Middle East Petroleum Services Limited dated May, 2005, incorporated by reference to Exhibit 10.4 of the Company's Form 10Q-SB dated March 31, 2005. Commission File No. 000-30-543.

14.

Code of Ethics For Principal Executive Officers And Senior Financial Officers, incorporated by reference to Exhibit 14 of the Company's Form 10K-SB dated December 31, 2003. Commission File No. 000-30-543.

21.

List of  Subsidiaries  as of December  31,  2005,  incorporated  by reference to
Exhibit 21 of the Company's Form 10K-SB dated December 31, 2003. Commission File No. 000-30-543.

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

                               AVENUE GROUP, INC.
                                  (Registrant)

 By  /s/ LEVI MOCHKIN
         ---------------------------------------------------
         Levi Mochkin
         Chairman of the Board, President and Chief Executive
         Officer and Principal Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


SIGNATURE                 TITLE                                       DATE

/s/ LEVI MOCHKIN          Chairman of the Board, President,       April 30, 2006
    ------------          Chief Executive Officer and Director
Levi Mochkin

/s/ NORMAN SINGER         Director                                April 30, 2006
    -------------
Norman Singer

/s/ URI BARNER            Director                                April 30, 2006
    -----------
Uri BarNer

/s/ SHAYA BOYMELGREEN     Director                                April 30, 2006
    -----------------
Shaya Boymelgreen