Form 10QSB
period 2006-03-31
AVENUE GROUP INC
filed 2006-05-22
CIK 1100006

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

                For the quarterly period ended March 31, 2006 or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number 000-30-543

                               AVENUE GROUP, INC.

             (Exact name of Registrant as specified in its charter)

                 Delaware                                     90-0200077
---------------------------------------------              -------------------
(State or other jurisdiction of incorporation                (IRS Employer
              or organization)                             Identification No.)

                         405 Lexington Avenue 26th Floor
                            New York, New York 10174
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (888) 612-4188
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.0002 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes |X| No| |

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 247,590,986 shares of common stock outstanding as of May 15, 2006.

Transitional Small Business Disclosure Format (Check one): Yes | | No |x|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes  [   ]  No [ X ]

                                TABLE OF CONTENTS



        Page
PART I
Item 1. Financial Statements                                                  1

Item 2. Management's Discussion and Analysis or Plan of Operation            14

Item 3. Controls and Procedures                                              19

PART II

Item 1.  Legal Proceedings                                                   20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          20

Item 3. Defaults Upon Senior Securities                                      20

Item 4. Submission of Matters to a Vote of Security Holders                  20

Item 5. Other Information                                                    20

Item 6. Exhibits                                                             20

                                     PART I

                              FINANCIAL INFORMATION


                       Avenue Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                                         March 31,
                                                     March 31,              2005
ASSETS:                                                2006             (restated)
                                                -----------------   -----------------
CURRENT ASSETS:
      Cash                                      $        307,174    $         60,715
      Investment in marketable securities                721,754                   -
      Investment in Langley Park - net                   309,528             730,946
      Investment in ROO Group, Inc.                      413,322           1,683,024
      Other current asset                                  3,679              12,838
                                                -----------------   -----------------

          TOTAL CURRENT ASSETS                         1,755,457           2,487,523
                                                -----------------   -----------------

OIL AND GAS PROPERTY
      Developed oil and gas property, net                 77,022             185,328
      Undeveloped oil and gas property                    32,932             176,229
      Well in progress                                         -           2,123,614
                                                -----------------   -----------------

          TOTAL OIL AND GAS PROPERTY                     109,954           2,485,171
                                                -----------------   -----------------

FURNITURE, FIXTURES AND EQUIPMENT, net                     2,732              42,903
                                                -----------------   -----------------

OTHER ASSETS:
      Note receivable Videodome                            4,000             272,000
      Other assets                                         8,108               8,225
                                                -----------------   -----------------

TOTAL ASSETS                                    $      1,880,251    $      5,295,822
                                                =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
       Accounts payable and accrued expenses             526,601             311,940
       Notes payable                                     250,000             250,000
                                                -----------------   -----------------

              TOTAL CURRENT LIABILITES                   776,601             561,940

OIL ASSET RETIREMENT OBLIGATION                           64,657              56,057

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value,
    25,000,000 shares authorized, none
    issued, and outstanding                                    -                   -
   Common stock, $.0002 par value,
    500,000,000 shares authorized,
    247,590,986 shares issued and outstanding             49,518              49,298
   Additional paid - in capital                       33,035,751          30,448,471
   Accumulated other comprehensive income (loss)        (248,849)            995,675
   Deferred compensation                                       -             (26,900)
   Accumulated deficit                               (31,797,427)        (26,788,719)
                                                -----------------   -----------------

TOTAL STOCKHOLDERS' EQUITY                             1,038,993           4,677,825
                                                -----------------   -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $      1,880,251    $      5,295,822
                                                =================   =================


                  See notes to unaudited financial statements
                                        1

                       Avenue Group, Inc. and Subsidiaries
                        Consolidated Operations Statement

                                   (Unaudited)

                                                          Three months ended March 31,
                                                   ------------------------------------------
                                                           2006                    2005
                                                                               (restated)
Revenue
       Oil sales                                              7,638                    9,345
       e-commerce sales                                           -                    5,898
                                                   -----------------       ------------------
                                                              7,638                   15,243
                                                   -----------------       ------------------

Expense
       Cost of e-commerce sales                                   -                    1,050
       Oil lease operating expense                           37,635                   24,866
       Impairment loss, developed oil property               10,200                  237,584
       Expired oil leases                                         -                    3,245
       Sales, general and administrative                    406,687                  471,737
                                                   -----------------       ------------------

            Total operating expense                         454,522                  738,482
                                                   -----------------       ------------------

            (Loss) from operations                         (446,884)                (723,239)

Other income (expense):
       Gain on sale of marketable securities                948,189                  159,560
       Gain on change in market value of Langley
        Park escrow contingency                              14,287                   61,302
       Interest expense-net                                  (8,687)                  (7,239)
                                                   -----------------       ------------------
            Total other income (expense)                    953,789                  213,623
                                                   -----------------       ------------------

Net income (loss)                                          $506,905                ($509,616)
                                                   =================       ==================

Basic  income (loss) per common share                        $ 0.00                   $ 0.00
                                                   =================       ==================

Fully diluted income (loss) per common share                 $ 0.00                   $ 0.00
                                                   =================       ==================

Weighted average number of common shares
 outstanding -
Basic                                                   246,906,542              247,758,931
                                                   =================       ==================

Fully diluted                                           249,413,684              247,758,931
                                                   =================       ==================


                   See notes to unaudited financial statements

                       Avenue Group, Inc. and Subsidiaries
                        Consolidated Cash Flow Statement
                                   (Unaudited)

                                                            Three months ended March 31,
                                                         -----------------------------------
                                                              2006               2005
                                                                                (Restated)
Cash Flow From Operating Activities:
Net income (loss)                                        $       506,905    $      (509,616)
Adjustments to reconcile net loss to net cash used
in operating activities:
     Depreciation                                                    366                  -
     Expired oil leases                                                -              3,246
     Impairment loss on developed oil property                    10,200            237,584
     Gain on decrease in escrow contingency Langley              (14,287)           (61,302)
     Gain on sale of Australian securities                             -            (38,778)
     Gain on sale of Langley Park securities                                        (19,756)
     Gain on sale of ROO Group securities                       (948,189)          (100,719)
     Stock based compensation                                     58,500                  -
     Amortization of deferred compensation                         1,000            125,000
     Changes in operating assets and liabilities:
        Decrease(increase) in other current assets                53,503             (3,425)
        Increase(decrease) in accounts payable and
         accrued liabilities                                      27,709            (14,609)
        Increase in accretion of oil asset retirement
         obligation                                                1,720                  -
                                                         ----------------   ----------------

Net Cash Used In Operating Activities                           (302,573)          (382,375)
                                                         ----------------   ----------------

Cash Flow From Investing Activities:
Investment in oil and gas property                                     -            (47,019)
Purchase of  marketable securities                              (710,448)                 -
Proceeds from sale of Langley park securities                          -            289,632
Proceeds from sale of ROO Group securities                     1,058,449            125,000
Proceeds from sale of Australian marketable securities                 -             75,478
                                                         ----------------   ----------------

Net Cash Provided by (Used in) Investing Activities              348,001            443,091
                                                         ----------------   ----------------

Cash Flow From Financing Activities:
Proceeds of notes receivable                                           -              4,000
Purchases of treasury stock                                            -           (125,000)
                                                         ----------------   ----------------

Net Cash Provided By Financing Activities                              -           (121,000)
                                                         ----------------   ----------------

Effect of foreign currency translation on cash                        28                885
                                                         ----------------   ----------------

Net Increase (Decrease) In Cash                                   45,456            (59,399)
Cash At Beginning of period                                      261,718            120,114
                                                         ----------------   ----------------
Cash At End of period                                    $       307,174    $        60,715
                                                         ================   ================

                   See notes to unaudited financial statements

                       Avenue Group, Inc. and Subsidiaries
                Consolidated Comprehensive Gain (Loss) Statement
                                   (Unaudited)

                                              Three months ended March 31,
                                      ------------------------------------------
                                            2006                    2005
                                                                 (restated)

 Net Income (Loss)                    $        506,905       $         (509,616)
 Other comprehensive income (loss),
        net of tax:
 Unrealized gain (loss) on:
        marketable securities               (1,324,911)              (1,143,345)
        foreign translation                    (31,147)                 (23,373)
                                      -----------------      -------------------
 Other comprehensive gain (loss)            (1,356,058)              (1,166,718)
                                      -----------------      -------------------

  Comprehensive Income (loss)         $       (849,153)      $       (1,676,334)
                                      =================      ===================


                   See notes to unaudited financial statements
                                        4

                               Avenue Group, Inc.
                            Financial Statement Notes
                                 March 31, 2006
                                   (Unaudited)


Note 1 Organization, Operations, Significant Accounting Policies and Restatement of Opening Balances

Organization and Operations

Avenue Group, Inc. was incorporated in Delaware on February 2, 1999. We conduct business in one segment: oil and gas exploration and development. We have two wholly-owned subsidiaries, Avenue Energy, Inc., and I.T. Technology Pty. Ltd., which is currently inactive. We own a 50.1% equity interest in Stampville.com, Inc., which is currently inactive.

We are dependent on the proceeds of the sale of our marketable securities, debt or equity financing to finance our operations. We plan to rely on debt or equity financing to fund our operations in the near term. We cannot assure that we will be successful in raising sufficient capital to fund our operations and our further development.

Restatement of 2005 Financial Statements

We have determined that there were errors in our 2005 interim financial statements, as originally issued. Therefore, we have restated and reclassified the financial statements as explained in Note 7.

Basis of Presentation

These financial statements are consolidated, unaudited and include, in our opinion, all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation. The financial statements should be read in conjunction with our audited financial statements and the related notes included in our December 31, 2005 Form 10-K. The financial statements are interim financial statements prepared in accordance with accounting principles generally accepted in the United States and are stated in U.S. dollars. We have reclassified certain data in the financial statements of the prior periods to conform to the current period presentation.

Stock-Based Compensation

Effective January 1, 2006, we account for stock-based compensation based on the fair value of the options at the grant date as provided by FASB Statement 123(R), Stock-Based Compensation. We record compensation expense for all share-based awards granted, and for awards modified, repurchased or cancelled. We will recognize compensation expense for outstanding awards for which the requisite service had not been rendered as of January 1, 2006, over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement 123, adjusted for expected forfeitures. We have adopted Statement 123(R) using a modified prospective application. Prior to January 1, 2006 we recognized employee compensation expense for our stock options plan using the intrinsic value method of accounting. Under the terms of the intrinsic value method, compensation expense was the excess, if any, of the quoted market price of the stock at the grant date, over the amount an employee must pay to acquire the stock.

The pro forma effect on net loss and loss per share of using the intrinsic-value method compared to the fair value method were:

                                      Quarter ended March 31, 2005 (restated)
                                      ---------------------------------------
Net loss as reported                                  $ (509,615)
Pro forma net loss                                    $ (560,477)

Loss per share as reported                            $    (0.00)
Pro forma loss per share                              $    (0.00)

The fair value of options granted under our stock options plans during the quarter ended March 31, 2005 were estimated on the date of grant, using the Black-Scholes pricing model with the following assumptions:


                                                             Quarter Ended March 31, 2005
                                                             ----------------------------
Weighted average of expected risk-free interest rates                    3%
Expected years from vest date to exercise date                        0.49
Expected stock volatility                                               89%
Expected dividend yield                                                  0%

Accumulated Other Comprehensive Income

The components of Other Comprehensive Income are:

                                                                 Unrealized Gain         Foreign
                                                              (Loss) on Marketable       Currency
                                                                    Securities           Translation
                                                              --------------------       ------------
Balance December 31, 2005                                     $         1,150,072        $   (42,863)
Net Gain (Loss) for the quarter ended March 31, 2006                   (1,324,911)           (31,147)
                                                              --------------------       ------------
Balance, March 31, 2006                                       $          (174,839)       $   (74,010)
                                                              ====================       ============


Note 2  Investments in Marketable Securities

In the quarter ended March 31, 2005, we sold all of our holdings in Australian securities, 1,073,766 shares, for $75,478, with a $38,778 gain, included in Other Income.

2006 Investments Activity


Langley Park-tradable                                                             Unrealized
                                                                                 Gain (loss)     Realized      Market
                                                          Shares        Cost        - net          Gain        Value
                                                       ----------    ----------   ----------     ---------    ---------
Balance, December 31, 2005                               728,635     $ 196,495    $ (30,362)                  $166,133
No activity                                                    -             -            -             -     =========
                                                       ----------    ----------   ----------     =========
Balance, March 31, 2006 Langley -tradable                728,635     $ 196,495    $ (34,870)                  $161,625
                                                       ==========    ==========   ==========                  =========
Langley Park-restricted (escrow)

Balance, December 31, 2005                             3,028,634     $ 816,896    $(128,518)                  $688,378
No activity                                                    -             -            -             -
                                                       ----------    ----------   ----------     =========
Balance, March 31, 2006 Langley - restricted           3,028,634     $ 816,896    $(145,086)                  $671,810
                                                       ==========    ==========   ==========                  =========
Less escrow contingency at March 31, 2006                                                                     (523,907)
                                                                                                              ---------
Adjusted Balance, March 31, 2006  Langley- restricted                                                         $147,903
                                                                                                              =========
Total Langley Park
March 31, 2006                                         3,757,269                                              $309,528
                                                       =========                                              =========


ROO Group                                                                         Unrealized
                                                                                 Gain (loss)     Realized        Market
                                                          Shares          Cost          - net        Gain         Value
                                                        ----------    ----------   ----------     ---------    ---------
Balance, December 31, 2005                               563,210     $ 600,300    $1,258,293            -     $1,858,593
Sold, during quarter ended March 31, 2006               (423,101)     (110,261)    1,335,010    $ 948,189
                                                        ---------    ----------   -----------   ==========
Balance, March 31, 2006                                  140,109     $ 490,039    $  (76,718)   $ 948,189     $  413,322
                                                        =========    ==========   ===========   =========     ===========


Other Marketable Securities

During the three months ended March 31, 2006, the Company used the proceeds from the sale of Roo stock to invest in Evergreen Money Market Fund. The fund is stated at $1 a share. The balance at March 31, 2006 was 721,349 shares with a fair market value of $721,349.


Note 3  Oil and Gas Operations

In the quarter ended March 2005 we paid $25,000 to extend the Gercus lease in Turkey for one year. After December 31, 2005, we allowed our interest in this lease to expire. Otherwise, our oil and gas operations did not change significantly in the quarter ended March 31, 2006.

Asset Retirement Obligations                        Quarter Ended March 31,
                                                     2006              2005
                                                  ----------        -----------
                                                                    (restated)

Beginning asset retirement obligation             $  62,937         $   56,057
Accretion                                             1,720              1,720
                                                  ----------        -----------
Total asset retirement obligation                 $  64,657         $   57,777
                                                  ==========        ===========

Note 4  Other Fixed Assets

Other fixed assets at March 31 include:
                                                     2006               2005
                                                  ----------        -----------
Office and computer equipment                     $  21,565         $  166,340
Less: accumulated depreciation                      (18,833)          (123,437)
                                                  ----------        -----------
Fixed assets, net                                 $   2,732         $   42,903
                                                  ==========        ===========

Depreciation expense for the quarters ended March 31, 2006, and 2005, was $366 and $0, respectively.


Note 5  Notes And Loans Payable

On August 1, 2000, we borrowed $150,000 from Instanz Nominees Pty. Ltd. ("Instanz"), a related party at that time. The loan bears interest at the rate of ten percent (10%) per annum. In November, 2002, we repaid $100,000 of this note from the proceeds of a private placement, leaving a balance payable of principal and interest of $124,009 and $120,725 at March 31, 2006 and December 31, 2005, respectively. Upon mutual agreement of the parties, we will repay this loan and accrued interest payable, only after we have received additional financing and at that time upon the mutual agreement of Instanz and us.

In June and July 2004, we borrowed $200,000 for working capital purposes from the holder of a 50,000,000 share stock option. The loan bears interest at the rate of nine percent (9%) per annum; the balance of principal and interest as of March 31, 2006 and December 31, 2005 was $231,971 and $227,471, respectively. In April 2006 we paid off this loan.


Note 6

Stock Options

In connection with the appointment of Mr. Norman Singer to our Board, we entered into a Directorship and Consulting Agreement dated February 7, 2005 (the "Singer Agreement") with Mr. Singer, pursuant to which Mr. Singer agreed to serve as one of our directors. As partial compensation for his services as a director, Mr. Singer received from us an option to purchase up to 1,200,000 shares of our common stock at $0.06 per share. In addition, pursuant to the Singer Agreement, Mr. Singer has agreed to provide consulting services to us on a full-time basis in connection with the promotion and development of our oil and gas exploration operations. As partial compensation for his consulting services to us, Mr. Singer received options to purchase up to 600,000 shares of our common stock at $0.06 per share. The options granted to Mr. Singer for his consulting services vested at the rate of 100,000 shares on the first day of each calendar month commencing on February 1, 2005 and are for a term of five years commencing as of the date each block of shares vests. Effective August 1, 2005, we extended Mr. Singer's consulting arrangement to January 31, 2006. During this period, Mr. Singer received an additional option to purchase 600,000 shares of common stock at the rate of 100,000 shares per month at the asking price for the stock as reported by Nasdaq Bulletin Board on the first day of each month during this period. Mr. Singer continues to consult for us, and his contract extends on a month-to-month basis.

In connection with the appointment of Mr. Uri A. Bar-Ner to our Board, we entered into a Directorship and Consulting Agreement dated February 7, 2005 (the "DFI Agreement") with Development for Israel, LLC, a New York limited liability company ("DFI"), pursuant to which DFI agreed to make available to us the services of DFI's founder, Mr. Bar-Ner, to serve as one of our directors. As partial compensation for the services of Mr. Bar-Ner as a director, DFI receives 100,000 shares of our common stock per month for each month Mr. Bar-Ner serves as a director during his first year of service as a director. We issued 400,000 of the shares in June 2005 and the remaining 700,000 shares in March 2006. Mr. Bar-Ner continues to serve as a director, and his contract extends on a month-to-month basis.

On June 1, 2005, we engaged Mr. Mendel Mochkin as a Vice President. Mr. Mochkin is a brother of Avenue CEO Levi Mochkin. In Mr. Mochkin's first year he receives an option to purchase 2,400,000 shares of common stock at $0.06 per share. This option vests at the rate of 200,000 shares per month commencing as of June 1, 2005 up until May 1, 2006 and is for a term of five years from the date of the vesting of each block of stock. In Mr. Mochkin's second year he will receive an additional option to purchase 2,400,000 shares at $0.10 per share. This option vests at the rate of 200,000 shares per month commencing June 1, 2006 up until May 1, 2007 and will be for a term of five years from the date of the vesting of each block of stock.

In the quarter ended March 2006 we recorded stock-based compensation expense of $59,500 for the above directors and officer.


Note 7  Restatement and Reclassification of Financial Statements

We determined that there were errors in our March 31, 2005, financial statements, as originally issued. Therefore, we have restated and reclassified the financial statements as explained below. We have prepared the restatement and reclassification in accordance with FASB Statement 154, Accounting Changes and Error Corrections. In our 2005 Form 10-K we restated our 2004 financial statements in a similar manner.

A. In accordance with the successful-efforts method of accounting for oil and gas property, we have reclassified the Turkish oil leases into developed oil and gas property, undeveloped oil and gas property, and well in progress. Because the Karakilise 1 does not have proved reserves, we did not record depreciation, depletion, and amortization on the production of the well. We evaluate our oil and gas property for impairment at the end of each quarter.

B. We recorded a long-term liability and an increase to developed oil and gas property of $56,057 for estimated future dismantlement and abandonment cost on the Karakilise 1 in accordance with FASB Statement 143, Accounting for Asset Retirement Obligations.

C. We adjusted $10,824 from capitalized oil and gas property on the Karakilise 1 to lease operating expense at December 31, 2004, for the Karakilise 1 because we had inadvertently capitalized the expense.

D. We had previously concluded that an appropriate measure of the fair value of our investment in ROO Group, Inc. was 50% of quoted market price of the stock, because we owned a very large block of the stock and the trading of the stock was rather limited. We have now concluded that the best measure of the fair value is 100% of quoted market price. Therefore, we increased the investment in ROO Group from 50% to 100% of the full market value.

E. We charged the accumulated deficit $105,000, charged accumulated other comprehensive income $105,000 and credited additional paid-in capital $210,000 for the December 31, 2004 adjustment related to termination of the license agreement for the value of the registration rights accompanying the 60,000 shares of ROO Group that were acquired in exchange for the release of ROO Group from its registration requirement.

The value we ascribed to the shares of ROO Group received in the various transactions described included the value of the registration rights accompanying those shares. We previously inadvertently did not consider the registration rights when we recognized a $210,000 gain upon receiving the additional 60,000 shares in exchange for releasing ROO Group of the registration requirement. We have now concluded that we should not have recognized the gain. Accordingly, we restated the December 31, 2004, financial statements to remove the gain, applying the credit instead to additional paid-in capital.

F. With a December 31, 2004 market value equaling $.269724 per share, we reclassified at December 31, 2004, $816,896 from investment in Langley Park Investment Trust to restricted investment in Langley Park Investment Trust for the 3,028,634 shares of the 6,057,269 shares of Langley required to be held in escrow for two years according to the July 2004 private placement agreement, in order to show the restricted nature of the Langley Park escrow.

G. In the 2004 and March 2005 financial statements as originally issued we did not account for the contingency arrangement under which we may be required to relinquish Langley Park shares held in escrow. That contingency arrangement is a derivative which we account for at fair value as a contra to the escrowed shares, with changes in fair value recorded in our operations statement each period. We compute the value of the contra as the value of the portion of the escrowed shares which would have to be returned to Langley if the price of our common stock on the valuation date were the price at the end of the two year escrow period. The escrow will be in place until October 2006, at which time Avenue Group will be required to return to Langley a percentage of these shares equal to the percentage drop in the market price of Avenue Group common stock.

H. We charged accumulated other comprehensive income and credited gain on sale of marketable securities by $47,416 to properly state the sale of our Australian securities.

I. We reclassified $24,866 to lease operating expense which we had previously charged to sales, general and administrative expense.

J. At March 31, 2005, we recorded an adjustment a $237,584 impairment loss on our oil and gas property.

K. As originally filed, we inadvertently recorded an $871,000 charge to additional paid-in capital and credit to accumulated deficit at March 31, 2005. This entry was part of the consolidation process and a carryover from prior to the sale of our interest in VideoDome. The adjustment reverses this entry.

L. As originally filed, we understated the gain on the sale of 250,000 shares of ROO Group stock by $55,456 because we measured the cost of the shares sold incorrectly.

M. We paid part of an officer's compensation by transferring marketable securities to the officer. As originally filed we recorded compensation expense at the market value of the shares transferred and credited the cost of the securities at the same value. We should have recorded a $40,875 gain on the disposition of the securities.

N. We adjusted the March 31, 2005, financial statements to properly classify $2,018 of brokerage fees as cost of marketable securities rather than general and administrative expense.

O. We reclassified compensation related to amortization of deferred compensation from selling, general, administrative to compensation with options.

Balance Sheet Amounts:
March 31, 2005


                                                          As Previously                                             As
                                                            Reported        Adjustments                          Restated
                                                          ---------------   --------------                    --------------
  Assets
  Current assets:
    Cash and cash equivalents                             $       60,715    $           -                     $      60,715
    Investment in Langley Park - net                           1,354,336         (623,390) F,G                      730,946
    Investment in ROO Group, Inc.                                841,512          841,512  D,L,M                  1,683,024
    Other current assets                                          12,838                -                            12,838
                                                          ---------------   --------------                    --------------
           Total current assets                                2,269,401          218,122                         2,487,523
                                                          ---------------   --------------                    --------------
 Developed oil and gas property - net                                             185,328  A,B,J                    185,328
 Undeveloped oil and gas property                              3,260,613       (3,084,384) A,C                      176,229
 Well in progress                                                      -        2,123,614  A,C,J                  2,123,614
                                                          ---------------   --------------                    --------------
           Total oil and gas property                          3,260,613         (775,442)                        2,485,171
                                                          ---------------   --------------                    --------------
 Furniture, fixtures and equipment - net                          42,903                                             42,903
                                                          ---------------                                     --------------
 Other assets:
    Note receivable                                              272,000                                            272,000
    Other assets                                                   8,225                -                             8,225
                                                          ---------------   --------------                    --------------
           Total other assets                                    280,225                -                           280,225
                                                          ---------------   --------------                    --------------
           Total assets                                   $    5,853,142    $    (557,320)                    $   5,295,822
                                                          ===============   ==============                    ==============
                 Liabilities and Stockholders' Equity

 Current liabilities:
    Accounts payable and accrued liabilities              $      311,940    $           -                     $     311,940
    Notes payable                                                250,000                -                           250,000
                                                          ---------------   --------------                    --------------
           Total current liabilities                             561,940                                            561,940
                                                          ---------------                                     --------------
 Oil asset retirement obligation                                       -           56,057   B                        56,057
                                                          ---------------   --------------                    --------------
 Stockholders' equity:

 Common stock, par value $0.0002                                  49,298                                             49,298
 Additional paid-in capital                                   29,367,471        1,081,000   E,K                  30,448,471
 Deferred compensation                                           (26,900)                                           (26,900)
 Accumulated deficit                                         (24,697,330)      (2,091,389)  A,B,C,D,E,G,K       (26,788,719)
 Accumulated other comprehensive income                          598,663          397,012   D,E,H                   995,675
                                                          ---------------   --------------                    --------------
      Total stockholders' equity                               5,291,202         (613,377)                        4,677,825
                                                          ---------------   --------------                    --------------
      Total liabilities and stockholders' equity          $    5,853,142    $    (557,320)                    $   5,295,822
                                                          ===============   ==============                    ==============

 Operations Statement Amounts:
 Quarter Ended March 31, 2005


                                                          As Previously                                              As
                                                            Reported         Adjustments                         Restated
                                                          ---------------   --------------                    --------------
 Revenue
      Oil sales                                           $        9,345    $           -                     $       9,345
      e-commerce                                                   5,898                                              5,898
                                                          ---------------                                     --------------
                                                                  15,243                                             15,243
 Expense:
      Cost of e-commerce sales                                     1,050                                              1,050
      Oil lease operating expense                                                  24,866   I                        24,866
      Impairment loss, developed oil property                                     237,584   J                       237,584
      Expired oil leases                                           3,245                -                             3,245
       Sock based compensation                                                    125,000   O                       125,000
      Sales, general and administrative expense                  498,622         (151,885)  I,N                     346,737
                                                          ---------------   --------------                    --------------
           Total operating expense                               502,917          235,565                           738,482
                                                          ---------------   --------------                    --------------
           Income (loss) from operations                        (487,674)        (235,565)                         (723,239)

 Other income (expense):
      Gain on sale of marketable securities                        9,807          149,753   H,L,M,N                 159,560
      Interest expense                                            (7,239)                                            (7,239)
      Gain on market value of Langley Park escrow                      -           61,302   G                        61,302
                                                          ---------------   --------------                    --------------
           Net other (loss)                                        2,568          211,055                           213,623
                                                          ---------------   --------------                    --------------
           Net income (loss)                              $     (485,106)   $     (24,510)                    $    (509,616)
                                                          ===============   ==============                    ==============

 Cash Flow Statement Amounts:
 Quarter Ended March 31, 2005


                                                           As Previously                                             As
                                                              Reported       Adjustments                         Restated
                                                          ---------------   --------------                    --------------
 Cash Flow From Operating Activity:
 Net loss                                                 $     (485,106)   $     (24,510)                    $    (509,616)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Gain on decrease on escrow contingency Langley                      -          (61,302)  G                       (61,302)
   Impairment loss on oil and gas property                             -          237,584   J                       237,584
   Depreciation                                                    3,246                -                             3,246
    Stock based compensation                                       2,219           (2,219)  N                             -
   Loss (gain) on Australian securities sale                       8,638          (47,416)  H                       (38,778)
   Gain on sale of Langley Park securities                       (13,950)          (5,806)  G                       (19,756)
   Gain on sale of Roo Group securities                           (4,388)         (96,331)  L, M                   (100,719)
   Amortization of deferred compensation                         125,000                                            125,000
 Changes in operating assets and liabilities:
   Decrease(increase) in accounts receivable                      (3,425)              -                             (3,425)
   (Decrease) in accounts payable and accrued liabilities        (14,609)              -                            (14,609)
                                                          ---------------   --------------                    --------------
 Net Cash Used In Operating Activity                            (382,375)              -                           (382,375)
                                                          ---------------   --------------                    --------------
 Cash Flow From Investing Activity:
   Investment in oil and gas property                            (47,019)              -                            (47,019)
   Proceeds from sale of Australian marketable securities         75,478               -                             75,478
   Proceeds from sale of Langley Park securities                 289,632               -                            289,632
   Proceeds from sale of Roo Group securities                    125,000               -                            125,000
                                                          ---------------   --------------                    --------------
 Net Cash Used In Investing Activity                             443,091               -                            443,091
                                                          ---------------   --------------                    --------------
 Cash Flow From Financing Activity:
   Purchases of treasury stock                                  (125,000)              -                           (125,000)
   Note receivable--VideoDome                                      4,000               -                              4,000
                                                          ---------------   --------------                    --------------
 Net Cash Provided By Financing Activity                        (121,000)              -                           (121,000)
                                                          ---------------   --------------                    --------------
 Effect of foreign currency translation on cash                      885               -                                885
                                                          ---------------   --------------                    --------------
 Net Decrease In Cash                                            (59,399)              -                            (59,399)
 Cash At Beginning of Year                                       120,114               -                            120,114
                                                          ---------------   --------------                    --------------
 Cash At End of Year                                      $       60,715               -                      $      60,715
                                                          ===============   ==============                    ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as expressly indicated to the contrary, references to the "Company," "we," "us," or "our" contained in this references in this document include Avenue Group, Inc. and/or our wholly owned subsidiaries.

CAUTIONARY SAFE HARBOR STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain information contained in this Form 10-QSB are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 (the "Act"), which became law in December, 1995. In order to obtain the benefits of the "safe harbor" provisions of the Act for any such forward-looking statements, the Company wishes to caution investors and prospective investors about significant factors which, among others, have in some cases affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10-QSB contains forward-looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control, including general economic and business conditions; effects of war or terrorists acts on the capital markets or the Company's activities, including oil and gas exploration and production, competition and ability to gain market acceptance of products; success of its operating and investment initiatives; including its investment in oil and gas exploration and drilling initiatives, operating costs; fluctuation in oil and gas prices, advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; its ability to obtain financing for its ongoing operations or proposed initiatives, including its participation in licenses and leases in Turkey; availability, terms and deployment of capital; availability of qualified personnel; labor and employment benefit costs; changes in, or failure to comply with, various government regulations; slower than anticipated completion of research and volatility in the trading price of its securities, and other risks listed from time to time in reports filed with the Securities and Exchange Commission, which factors are incorporated herein by reference. This Form 10-QSB is not an offer to sell or a solicitation of an offer to buy any securities of the Company. Any such solicitation or offer may only be made through a prospectus which has been approved by the Securities and Exchange Commission and in the states in which such solicitation or offer has been approved.

OVERVIEW

The Company was incorporated in Delaware on February 2, 1999. On January 21, 2003 we changed our name from "I.T. Technology, Inc." to the "Avenue Group, Inc." to better reflect our broader strategic focus. We are engaged in oil and gas exploration and development through our wholly-owned operating subsidiary, Avenue Energy, Inc. We also own approximately 4% of the outstanding common stock of Langley Park Investment Trust (LPI.L), and 50.1% of the common stock of Stampville.com, Inc., an inactive business. We have a wholly-owned Australian subsidiary, I.T. Technology Pty. Ltd.

We have limited sales and will require significant additional capital in the near term to support our operations and to implement our business strategies. During the quarter ended March 31, 2006, our activities were principally devoted to capital raising activities, and through our wholly-owned subsidiary Avenue Energy, reassessing our oil and gas activities in the Republic of Turkey, and the pursuit to acquire oil and gas exploration and production properties in the US.

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

On April 17, 2003, we exercised the Karakilise option. Spudding of the Karakilise-1 well occurred in late June 2003. This well went into a production test phase in September 2003.

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

Karakilise-2

In October 2004, Avenue Energy and the Sayer Group finalized a series of amendments to existing agreements, whereby Avenue reduced its existing and ongoing obligations to fund activities at the Karakilise license and its participation interests at this license from 50% to 15%. These reduced obligations include the infrastructure improvements and operational costs at the Karakilies-2 well, as well as the additional drilling and operating costs with respect to the Karakilise-2 well.

The Karakilise-2 well was planned to drill to a total depth of 8,320 feet to test potential hydrocarbons in the Mardin formation and to provide further geological information related to the Karakilise-1 well located about 570 meters away. The Karakilise-2 well was spudded in November 2004 and drilling was suspended a few weeks later at approximately 2,200 feet due to mechanical problems. Subsequently, the Sayer Group completed a transaction with JKX to complete the well. Pursuant to this arrangement, JKX received 30% of our 15% interest in the Karakilise-2 well, or 4.5%, plus the remaining Karakilise lease, leaving Avenue Energy with a 10.5% interest in this well. In exchange, JKX reimbursed Avenue Energy for 4.5% of the drilling cost to the completion point of this well.

The well recommenced drilling on June 8, 2005, with AME as Operator. On July 21, 2005, he KK-2 reached its total depth. Four drill stem tests had been taken in the Mardin formation which had been encountered 8,053 ft. Quantities of oil were recovered in the second DST but the results of the other three tests plus the mudlogs taken over the same interval did not indicate, in the judgment of our geologists, sufficient quantities of hydrocarbons to justify participating in an attempt to run casing and complete the well. Consequently, on July 25, 2005, we notified AME that we elected not to participate in the completion of the Karakilise-2 well. The KK-2 well was completed by the other parties and subsequently abandoned. Even though we did not participate in the completion of the KK-2 well, we have preserved our rights to participate with a 10.5% working interest in all further drilling activity that might be initiated in the Karakilise leases.

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

As part of the our October 2004 amendments, Avenue Energy elected to relinquish its options to acquire participation interests in certain licenses and leases with the Sayer Group in Turkey, including the Khata leases. The parties also agreed that they may now apply for new licenses in Turkey independently of each other. As a result of these amendments Avenue Energy has substantially reduced its ongoing monthly expenditures for representation fees, license fees, and ongoing administrative costs in Turkey and all previous disagreements were resolved.

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

Oil Sales Quantities and Prices

Quarter                Oil Sales                   Average
Ended                    In US$        Barrels    US$ Price
---------------      ------------      -------   ----------
March 2006           $      7,638         155    $    49.19
                     ============      =======   ==========
December 2005        $      2,156          51         42.39
September 2005              8,327         174         47.80
June 2005                   5,640         146         38.69
March 2005                  9,345         282         33.13
                     ------------      -------   ----------
Full year 2005       $     25,468         653    $    39.01
                     ------------      -------   ----------
Full year 2004       $     66,865       2,561    $    26.11
                     ============      =======   ==========

Other Operations and Activities

ROO

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

On September 10, 2004, we entered into an agreement with ROO Group for the sale of all our shares in our wholly-owned subsidiary, Bickhams Media, Inc., which holds 50% of the outstanding shares of VideoDome, in exchange for $300,000, and 80,000 shares of ROO Group's restricted common stock valued at $280,000, and ROO Group's assumption of an existing $288,000 promissory note of VideoDome. In addition, pursuant to the aforementioned agreement, ROO Group issued an additional 60,000 shares of its restricted common stock to us, in exchange for our termination of certain registration rights with respect to ROO Group shares we owned. As of March 31, 2006, we have collected all but $4,000 of the $288,000 VideoDome promissory note.

In November 2004 we assigned 16,790 shares of the common stock of ROO Group to one of our executive officers in lieu of compensation owed to him in the amount of $45,250. In February 2005 we transferred 250,000 shares of ROO Group common stock to a former officer in connection with severance arrangements.

In the first quarter of 2006, we sold 423,101 shares of ROO Group for $1,058,450. As of May 18, 2006, we own 140,109 shares of ROO Group.

Loan repayment

In June and July 2004, we borrowed $200,000 for working capital purposes from Fawdon Investments, Ltd. The loan bore interest at the rate of nine percent
(9%) per annum; the balance of principal and interest as of March 31, 2006 and December 31, 2005 was $231,971 and $227,471, respectively. In April 2006 we paid off this loan.

We have incurred losses since inception, and management anticipates incurring substantial additional losses as we pursue our operational strategies.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

During the three months ended March 31, 2006, our activities were principally devoted to capital raising activities, oil and gas activities in the Republic of Turkey arising out of the Farmin Agreement between Avenue Energy and the Sayer Group Consortium, through our wholly-owned subsidiary Avenue Energy. We generated $7,638 in total net revenues in the quarter ended March 31, 2006, versus $15,243 in the quarter ended March 31, 2005. The change in revenue is primarily due to the discontinuance of our e-commerce business in 2005.

Net income for the quarter ended March 31, 2006 was $506,905 compared to a net loss of $509,616 (as restated) for the quarter ended March 31, 2005. Total operating expense for the quarter ended March 31, 2006 decreased by $283,960 from $738,482 in the previous year to $454,522. This is predominantly a result of a reduction of impairment loss on oil property of $237,584.

Liquidity and Capital Resources

We have generated operating losses from inception and continue to incur losses. We had net income of $506,905 but a negative cash flow from operations of $302,573 for the three months ended March 31, 2006, and working capital of $978,856 and an accumulated deficit of $31,797,427 as of March 31, 2006. As of March 31, 2006, we had cash of $307,174.


To date, we have been dependent on the proceeds of private placements of our debt and equity securities and other financings in order to implement our operations. All of our working capital during the quarter ended March 31, 2006 was generated through the sale of our shares of Roo Group. In the quarter ended March 31, 2006, we sold 423,101 shares of ROO Group for $1,058,450. If we are unable to continue to generate cash through the sale of either our shares of Roo Group or our shares of Langley, our ability to operate may be materially and adversely affected.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

 Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2006.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

Exhibit 31.1 - Certification of President and Chief Executive Officer - Levi Mochkin, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

Exhibit 32.1 - Certification of Chief Executive Officer, Levi Mochkin Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 10.1 - Employment Agreement.

*Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 21, 2006

                                            AVENUE GROUP, INC.

                                       By:    /s/ Levi Mochkin
                                              ----------------------------------
                                       Name:  Levi Mochkin
                                       Title: President and Chief Executive
                                              Officer (Principal Executive
                                              Officer and Principal Financial
                                              Officer)