Form 10QSB
period 2006-06-30
AVENUE GROUP INC
filed 2006-08-14
CIK 1100006

United States Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

 Quarterly Report Pursuant To Section 13 Or 15(D)Of The Securities Exchange Act Of 1934

                                   (Mark One)
 [X] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange
     Act Of 1934

                     For the quarter ended June 30, 2006 or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number 000-30-543

                               Avenue Group, Inc.
             (Exact name of Registrant as specified in its charter)

              Delaware                                     90-0200077
     (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                   Identification No.)

                         405 Lexington Avenue 26th Floor
                            New York, New York            10174
               (Address of principal executive offices) (Zip Code)

                                 (888) 612-4188
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.0002 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes |X| No| |

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 247,590,986 shares of common stock outstanding as of August 9, 2006.

Transitional Small Business Disclosure Format (Check one): Yes | | No |x|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes  [   ]  No [ X ]

                                Table of Contents


                                                                          Page
PART I
Item 1. Financial Statements                                                 1

Item 2. Management's Discussion and Analysis or Plan of Operation           16

Item 3. Controls and Procedures                                             21

PART II

Item 1.  Legal Proceedings                                                  22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         22

Item 3. Defaults Upon Senior Securities                                     22

Item 4. Submission of Matters to a Vote of Security Holders                 22

Item 5. Other Information                                                   22

Item 6. Exhibits                                                            23

PART I

FINANCIAL INFORMATION

                       Avenue Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                                    June 30,
                                                                June 30,              2005
ASSETS:                                                           2006             (restated)
                                                           -----------------   -----------------
CURRENT ASSETS:
      Cash                                                 $        497,427    $        153,989
      Investment in marketable securities                             1,489                   -
      Investment in Langley Park - net                              246,050             367,253
      Investment in ROO Group, Inc.                                 449,750           1,009,815
      Other current assets                                           44,585               9,603
                                                           -----------------   -----------------

          TOTAL CURRENT ASSETS                                    1,239,301           1,540,660
                                                           -----------------   -----------------

OIL AND GAS PROPERTY, (Successful efforts method), at cost
      Developed oil and gas property, net                            66,825             107,622
      Undeveloped oil and gas property                               32,932             176,229
                                                           -----------------   -----------------

          TOTAL OIL AND GAS PROPERTY                                 99,757             283,851
                                                           -----------------   -----------------

FURNITURE, FIXTURES AND EQUIPMENT, net                                2,366              39,304
                                                           -----------------   -----------------

OTHER ASSETS:
      Note receivable Videodome                                       4,000             268,000
      Other assets                                                    8,108               8,108
                                                           -----------------   -----------------

TOTAL ASSETS                                               $      1,353,532    $      2,139,923
                                                           =================   =================


LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
          Accounts payable and accrued expenses            $        607,786    $        529,596
          Notes payable                                              50,000             250,000
                                                           -----------------   -----------------

              TOTAL CURRENT LIABILITES                              657,786             779,596

OIL ASSET RETIREMENT OBLIGATION                                      66,377              56,057

STOCKHOLDERS' EQUITY:
      Preferred stock, $.001 par value, 25,000,000 shares
          authorized, none issued, and outstanding                        -                   -
      Common stock, $.0002 par value, 500,000,000 shares
          authorized, 247,590,986 and 248,641,262 shares,
          respectively, issued and outstanding                       49,518              49,378
      Additional paid - in capital                               33,051,751          32,974,391
      Accumulated other comprehensive income (loss)                (226,878)            163,319
      Deferred compensation                                               -             (16,400)
      Accumulated deficit                                       (32,245,022)        (31,866,418)
                                                           -----------------   -----------------

TOTAL STOCKHOLDERS' EQUITY                                          629,369           1,304,270
                                                           -----------------   -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $      1,353,532    $      2,139,923
                                                           =================   =================


                  See notes to unaudited financial statements

                       Avenue Group, Inc. and Subsidiaries
                        Consolidated Operations Statement
                                   (Unaudited)

                                                              Three months ended June 30,      Six months ended June 30,
                                                            --------------------------------  -----------------------------
                                                                 2006             2005           2006            2005
                                                                               (restated)                     (restated)
Revenues:
     Oil sales                                              $        8,802    $       5,640   $   16,440     $      14,985
     e-commerce sales                                                    -            2,452            -             8,350
                                                            ---------------   --------------  -----------    --------------
                                                                     8,802            8,092       16,440            23,335
                                                            ---------------   --------------  -----------    --------------

Expenses:
     Cost of e-commerce sales                                            -                -            -             1,050
     Oil lease operating expense                                    33,872           90,159       71,507           115,025
     Impairment loss, developed oil property                        10,200        1,305,359       20,400         1,542,943
     Expired oil leases                                                  -            3,216            -             6,461
     Loss on sale of oil lease                                           -          721,046            -           721,046
     Stock based compensation                                       16,000        2,500,000       75,500         2,500,000
     Sales, general and administrative                             347,273          516,407      694,460           988,144
                                                            ---------------   --------------  -----------    --------------

          Total operating expenses                                 407,345        5,136,187      861,867         5,874,669
                                                            ---------------   --------------  -----------    --------------

          (Loss) from operations                                  (398,543)      (5,128,095)    (845,427)       (5,851,334)

Other income (expense)
     Gain (loss) on sale of marketable securities                        -           (6,514)     948,189           153,046
     Gain (loss) on change in market value of Langley
      Park escrow contingency                                      (48,963)          64,209      (34,676)          125,511
     Interest expense-net                                              (87)          (7,300)      (8,774)          (14,539)
                                                            ---------------   --------------  -----------    --------------
          Total other income (expense)                             (49,050)          50,395      904,739           264,018
                                                            ---------------   --------------  -----------    --------------

Net income (loss)                                           $     (447,593)   $  (5,077,700)  $   59,312     $  (5,587,316)
                                                            ===============   ==============  ===========    ==============

Basic  income (loss) per common share                       $         0.00    $        0.02   $     0.00     $        0.02
                                                            ===============   ==============  ===========    ==============

Fully diluted income (loss) per common share                                                  $     0.00
                                                                                              ===========

Weighted average number of common shares outstanding -
     Basic                                                     247,590,986      248,641,262   247,250,655      248,641,262
                                                            ===============   ==============  ===========    ==============
     Fully diluted                                                                            247,348,023
                                                                                              ===========


                   See notes to unaudited financial statements

                       Avenue Group, Inc. and Subsidiaries
                        Consolidated Cash Flow Statement
                                   (Unaudited)

                                                               Six months ended June 30,
                                                            -------------------------------
                                                             2006             2005
Cash Flow From Operating Activities:                                       (restated)
Net income (loss)                                           $     59,312      $ (5,587,316)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation                                                    732             6,461
     Impairment loss on developed oil property                    20,397         1,542,944
     Loss on sale of oil lease                                         -           721,045
     Gain (loss) on increase in escrow contingency Langley        34,676          (125,511)
     Gain on sale of Australian securities                             -           (38,778)
     Gain on sale of Langley Park securities                           -           (13,442)
     Gain on sale of ROO Group securities                       (948,189)         (100,719)
     Stock based compensation                                     74,500         2,526,000
     Amortization of deferred compensation                         1,000           135,700
     Changes in operating assets and liabilities:                      -                 -
        Decrease (increase) in other current assets               12,597              (190)
        Increase in other assets                                       -               117
        Increase (decrease) in accounts payable and
        accrued liabilities                                      108,894           355,945
        Increase in accretion of oil asset retirement
        obligation                                                 3,440                 -
                                                            -------------   ---------------
Net Cash Used In Operating Activities                           (632,641)         (577,744)
                                                            -------------   ---------------

Cash Flow From Investing Activities:
Investment in oil and gas property                                     -           (25,000)
Sale of  marketable securities                                     9,817                 -
Proceeds from sale of Langley park securities                          -           552,794
Proceeds from sale of ROO Group securities                     1,058,449           125,000
Proceeds from sale of Australian marketable securities                 -            75,477
                                                            -------------   ---------------
Net Cash Provided by (Used in) Investing Activities            1,068,266           728,271
                                                            -------------   ---------------

Cash Flow From Financing Activities:
Proceeds of notes receivable                                           -             8,000
Payment of notes payable                                        (200,000)                -
Purchases of treasury stock                                            -          (125,000)
                                                            -------------   ---------------
Net Cash Provided By Financing Activities                       (200,000)         (117,000)
                                                            -------------------------------

Effect of foreign currency translation on cash                        84               348
                                                            -------------   ---------------

Net increase (decrease) in cash                                  235,709            33,875
Cash at beginning of period                                     261,718            120,114

Cash at end of period                                       $    497,427    $      153,989
                                                            =============   ===============


                   See notes to unaudited financial statements

                               Avenue Group, Inc.
                            Financial Statement Notes
                                  June 30, 2006
                                   (Unaudited)


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

Restatement of 2005 Financial Statements

We have determined that there were errors in our 2005 interim financial statements, as originally issued. Therefore, we have restated and reclassified the financial statements as explained in Note 9.

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

The pro forma effect on net loss and loss per share of using the intrinsic-value method compared to the fair value method were:

                                      Six months ended June 30, 2005 (restated)

Net loss as reported                            $ (2,132,481)
Pro forma net loss                              $ (2,193,639)

Loss per share as reported                      $      (0.00)
Pro forma loss per share                        $      (0.00)

The fair value of options granted under our stock options plans during the quarter ended June 30, 2005 were estimated on the date of grant, using the Black-Scholes pricing model with the following assumptions:

                         Six Months Ended June 30, 2006

Weighted average of expected risk-free interest rates    3-5%
Expected years from vest date to exercise date        0.49 - 5
Expected stock volatility                              89-136%
Expected dividend yield                                     0%

Accumulated Other Comprehensive Income

The components of Other Comprehensive Income are:

                                                              Unrealized Gain             Foreign
                                                         (Loss) on Marketable            Currency
                                                                   Securities         Translation             Total
                                                         ---------------------        ------------         ---------------
Balance December 31, 2005                                $          1,150,072         $   (42,863)         $    1,107,209
Net (Loss) for the Six months ended June 30, 2006                  (1,248,347)            (85,740)             (1,334,087)
                                                         ---------------------        ------------         ---------------
Balance, June 30, 2006                                   $            (98,275)        $  (128,603)         $     (226,878)
                                                         =====================        ============         ===============

Note 2  Investments in Marketable Securities

In the six months ended June 30, 2005, we sold all of our holdings in Australian securities, 1,073,766 shares, for $75,478, with a $38,778 gain, included in Other Income.
2006 Investments Activity

Langley Park-tradable                                              Unrealized
                                                                   Gain(loss)          Realized           Market
                                    Shares              Cost            - net              Gain            Value
                                 ----------        ---------       -----------         ---------      -----------
Balance, December 31, 2005         728,635         $ 196,495       $  (30,362)                          $168,810
No activity                              -                 -               -                  -
                                 ----------        ---------       -----------         =========      -----------
Balance, June 30, 2006-tradable    728,635         $ 196,495       $  (37,685)                          $161,625
                                 ----------        ---------       -----------                        -----------
Langley Park-restricted (escrow)

Balance, December 31, 2005       3,028,634         $ 816,896       $ (128,518)                          $688,378
No activity                              -                 -                -                 -
                                 ----------        ---------       -----------         =========      -----------
Balance, June 30, 2006
      -restricted                3,028,634         $ 816,896       $ (156,787)                          $660,109
                                 ----------        =========       ===========
Less escrow contingency
     at June 30, 2006                                                                                   (572,870)
                                                                                                      -----------
Adjusted Balance, June 30, 2006
      Langley- restricted                                                                             $   87,239
                                                                                                      -----------
Total Langley Park
     June 30, 2006               3,757,269                                                            $  246,049
                                 ==========                                                           ===========

ROO Group
                                                                   Unrealized
                                                                   Gain(loss)          Realized           Market
                                    Shares              Cost            - net              Gain            Value
                                 ----------        ---------       -----------         ---------      -----------
Balance, December 31, 2005         563,210         $ 600,300       $1,258,293                 -       $1,858,593
Sold, during six months
    ended June 30, 2006           (423,210)         (110,261)       1,335,010         $ 948,189
                                 ----------        ---------       -----------         ---------
Balance, June 30, 2006             140,000         $ 490,039       $  (76,718)        $ 948,189       $  413,322
                                 ==========        =========       ===========         =========      ===========

Other Marketable Securities

During the six months ended June 30, 2006, the Company used the proceeds from the sale of Roo stock to invest in Evergreen Money Market Fund. The fund is stated at $1 a share. The balance at June 30, 2006 was 1,489 shares with a fair market value of $1,489.


Note 3  Oil and Gas Operations

In the six months ended June 30, 2005 we paid $25,000 to extend the Gercus lease in Turkey for one year. As of June 30, 2006, we allowed our interest in this lease to expire. As of May 30, 2006 we allowed our 50% interest in the North Rubai license to expire. Otherwise, our oil and gas operations did not change significantly in the quarter ended June 30, 2006.


Asset Retirement Obligations                      Three Months Ended June 30,          Six Months Ended June 30,
                                                        2006          2005               2006            2005
                                                  ---------------------------         --------------------------
                                                                   (restated)                          (restated)
Beginning asset retirement obligation              $  64,657       $   57,777         $  62,937       $   56,057
Accretion                                              1,720            1,720             3,440            3,440
                                                   ---------       ----------         ---------       ----------
Total asset retirement obligation                  $  66,377       $   59,497         $  66,377       $   59,497
                                                   =========       ==========         =========       ==========

Note 4  Other Fixed Assets

Other fixed assets at June 30 include:
                                                      2006              2005
                                                   ----------      -------------
Office and computer equipment                      $  21,565       $    166,340
Less: accumulated depreciation                       (19,199)          (127,036)
                                                   ----------      -------------
Fixed assets, net                                  $   2,366       $     39,304
                                                   ==========      =============
Depreciation expense for the six months ended June 30, 2006, and 2005, was $732 and $6,461, respectively.


Note 5  Notes And Loans Payable

On August 1, 2000, we borrowed $150,000 from Instanz Nominees Pty. Ltd. ("Instanz"), a related party at that time. The loan bears interest at the rate of ten percent (10%) per annum. In November, 2002, we repaid $100,000 of this note from the proceeds of a private placement, leaving a balance payable of principal and interest of $126,909 and $120,725 at June 30, 2006 and December 31, 2005, respectively. Upon mutual agreement of the parties, we will repay this loan and accrued interest payable, only after we have received additional financing and at that time upon the mutual agreement of Instanz and us.

In June and July 2004, we borrowed $200,000 for working capital purposes from the holder of a 50,000,000 share stock option. The loan bears interest at the rate of nine percent (9%) per annum; the balance of principal and interest as of March 31, 2006 and December 31, 2005 was $231,971 and $227,471, respectively. On April 4, 2006 we paid off this loan.


Note 6   Stock Options

In connection with the appointment of Mr. Norman Singer to our Board, we entered into a Directorship and Consulting Agreement dated February 7, 2005 (the "Singer Agreement") with Mr. Singer, pursuant to which Mr. Singer agreed to serve as one of our directors. As partial compensation for his services as a director, Mr. Singer received from us an option to purchase up to 1,200,000 shares of our common stock at $0.06 per share. In addition, pursuant to the Singer Agreement, Mr. Singer has agreed to provide consulting services to us on a full-time basis in connection with the promotion and development of our oil and gas exploration operations. As partial compensation for his consulting services to us, Mr. Singer received options to purchase up to 600,000 shares of our common stock at $0.06 per share. The options granted to Mr. Singer for his consulting services vested at the rate of 100,000 shares on the first day of each calendar month commencing on February 1, 2005 and are for a term of five years commencing as of the date each block of shares vests. Effective August 1, 2005, we extended Mr. Singer's consulting arrangement to January 31, 2006. During this period, Mr. Singer received an additional option to purchase 600,000 shares of common stock at the rate of 100,000 shares per month at the asking price for the stock as reported by Nasdaq Bulletin Board on the first day of each month during this period. From February 1st up to May 31th Mr. Singer continued to consult for us, with his contract extending on a month-to-month basis.

Effective June 1 2006, the Company and Mr. Singer revised the terms of the agreement. The new terms of Mr. Singer's consulting arrangement effective June 1, 2006 are as follows: Mr. Singer will consult to the Company and hold such executive positions as requested by the CEO of the Company on the basis of $125/hour for his oil and gas activity. In the case of pure work as a legal advisor, Mr. Singer will charge his minimum legal fees of $350/hour. If Mr. Singer's combined legal and geological fees reach $9000 in any one month, Mr. Singer will be obligated to provide such services for the remainder of the month at no additional cost. Further, Mr. Singer will effective June 1, 2006 and for every month thereafter while in service to the Company, receive 100,000 shares of the Company's stock as a stock grant.

In addition to the cash and stock consideration described above, Mr. Singer and the Company also agreed that effective June 1, 2006, Mr. Singer's compensation as a Director of the Corporation shall be $5000 per month and 100,000 shares of stock to be awarded as a stock grant both to be awarded on the first day of the month for each month Mr. Singer shall serve as a Director of the Company, and

In further recognition of Mr. Singer's services, the Corporation shall grant Mr. Singer a one time bonus stock grant of 400,000 shares common stock.

In connection with the appointment of Mr. Uri A. Bar-Ner to our Board, we entered into a Directorship and Consulting Agreement dated February 7, 2005 (the "DFI Agreement") with Development for Israel, LLC, a New York limited liability company ("DFI"), pursuant to which DFI agreed to make available to us the services of DFI's founder, Mr. Bar-Ner, to serve as one of our directors. As partial compensation for the services of Mr. Bar-Ner as a director, DFI receives 100,000 shares of our common stock per month for each month Mr. Bar-Ner serves as a director during his first year of service as a director. We issued 400,000 of the shares in June 2005 and the remaining 700,000 shares in March 2006. From February 1st up to May 31th Mr. Bar-Ner continued to consult for us, with his contract extending on a month-to-month basis.

Effective June 1 2006, the Company and Mr. Bar-Ner revised the terms of the agreement. The new terms of Mr. Bar-Ner's consulting arrangement Effective June 1, 2006 are as follows; Mr. Bar Ner shall receive as partial compensation for his services as a Director stock grants in the amount of 1,600,000 shares of company common stock for the time period commencing June 1, 2006 and continuing through January 31, 2007. Said shares shall be issued and delivered at a rate of 200,000 shares per month. and effective June 1, 2006, Ambassador Bar Ner shall receive as partial compensation for his services as a Director the sum of $40,000 for the time period commencing June 1, 2006 and continuing to January 31, 2007, such compensation shall paid at the rate of $5000 per month.

In further recognition of Ambassador Bar Ner's services, the Corporation shall grant a one time incentive payment of $20,000 and a one time stock grant of 800,000 shares.

On June 1, 2005, we engaged Mr. Mendel Mochkin as a Vice President. Mr. Mochkin is a brother of Avenue CEO Levi Mochkin. In Mr. Mochkin's first year he receives an option to purchase 2,400,000 shares of common stock at $0.05 per share. This option vests at the rate of 200,000 shares per month commencing as of June 1, 2005 up until May 1, 2006 and is for a term of five years from the date of the vesting of each block of stock. In Mr. Mochkin's second year he will receive an additional option to purchase 2,400,000 shares at $0.10 per share. This option vests at the rate of 200,000 shares per month commencing June 1, 2006 up until May 1, 2007 and will be for a term of five years from the date of the vesting of each block of stock.

In the six months ended June 2006 we recorded stock-based compensation expense of $74,500 for the above directors and officer.

Note 7  Income Tax

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

The difference between the recorded income tax benefit and the computed tax benefit using a 34% Federal tax rate is:
                                                       Six months ended:
                                                     2006             2005
                                                 ------------    -------------
Expected income tax (benefit)                    $    20,200     $ (1,900,000)
Permanent difference                                       -          850,000
Increase (decrease)in valuation allowance            (20,200)       1,050,000
                                                 ------------    -------------
                                                 $         -     $          -
                                                 ============    =============

Note 8   Segment Information

In 2006, we operated only in the oil and gas business. As such we have only one segment and all of our operations as shown in the financial statements relate to such business.

In 2005, we operated in two segments, namely investments in oil and gas and e-commerce. Through December 31, 2005, Avenue Energy's assets, revenue and expense have been in Turkey. Stampville, which was inactive, operated in the U.S. Avenue Group, the headquarters operation, is in the U.S. IT Technology Inc PTY, which is inactive except for its contribution to headquarters operations, is in Australia. Segment data are:


                                      Oil & Gas               E-Commerce         Corporate        Consolidated
                                 --------------------         ------------     --------------   ------------------
June 30, 2005

Revenue, net                     $            14,985          $     8,350                       $          23,335

Operating(loss)                  $       (2,368,098)          $    (1,161)     $  (2,761,029)   $      (5,130,288)

Depreciation & amortization      $               197                           $       6,264    $           6,461

Interest (expense) income, net                                $   (15,420)     $         881    $         (14,539)

Total assets                     $           285,015          $       101      $   1,068,416    $       1,353,532



Note 9  Restatement and Reclassification of Financial Statements

We determined that there were errors in our June 30, 2005, financial statements, as originally issued. Therefore, we have restated and reclassified the financial statements as explained below. We have prepared the restatement and reclassification in accordance with FASB Statement 154, Accounting Changes and Error Corrections. In our 2005 Form 10-K we restated our 2004 financial statements in a similar manner.

A. We recorded $7,054 operating expense which we previously had not recorded until September 30, 2005.

B. With a December 31, 2004, market value equaling $.269724 per share, we reclassified at December 31, 2004, $816,896 from investment in Langley Park Investment Trust to restricted investment in Langley Park Investment Trust for the 3,028,634 shares of the 6,057,269 shares of Langley required to be held in escrow for two years according to the July 2004 private placement agreement, in order to show the restricted nature of the Langley Park escrow.

In the 2004 and June 2005 financial statements as originally issued we did not account for the contingency arrangement under which we may be required to relinquish Langley Park shares held in escrow. That contingency arrangement is a derivative which we account for at fair value as a contra to the escrowed shares, with changes in fair value recorded in our operations statement each period. The change in fair value resulted in $64,209 and $125,511 credits to operations for the quarter and six months ended June 30, 2005, respectively. We compute the value of the contra as the value of the portion of the escrowed shares which would have to be returned to Langley if the price of our common stock on the valuation date were the price at the end of the two year escrow period. The escrow will be in place until October 2006, at which time Avenue Group will be required to return to Langley a percentage of these shares equal to the percentage drop in the market price of Avenue Group common stock.

C. We had previously concluded that an appropriate measure of the fair value of our investment in ROO Group, Inc. was 50% of quoted market price of the stock, because we owned a very large block of the stock and the trading of the stock was rather limited. We have now concluded that the best measure of the fair value is 100% of quoted market price. Therefore, in the December 31, 2004, restatement we increased the investment in ROO Group from 50% to 100% of the full market value by recording a $1,404,629 increase to investment in ROO Group and corresponding increases of $140,000 to gain on sale of discontinued operations related to the sale of 80,000 shares of ROO Group restricted stock and $1,159,629 to other comprehensive income/unrealized gain on marketable securities. The repricing of the ROO stock also resulted in $657,839 and $338,214 reductions of the investment and charges to Other Comprehensive Income at March 31, 2005, and June 30, 2005, respectively.

D. We paid part of an officer's compensation by transferring shares of ROO Group stock to the officer. As originally filed we recorded compensation expense at the market value of the shares transferred and credited the cost of the securities at the same value. We should have recorded a $40,875 gain on the disposition of the securities.

E. In accordance with the successful-efforts method of accounting for oil and gas property, we have reclassified the Turkish oil leases into developed oil and gas property, undeveloped oil and gas property, and well in progress. In the restatement of our 2004 financial statements, we recorded an impairment loss on oil property of $583,091 on the Karakilise 1 well at December 31, 2004. Because the Karakilise 1 does not have proved reserves, we did not record depreciation, depletion, and amortization on the production of the well. We evaluate our oil and gas property for impairment at the end of each quarter.

F. We recorded a $1,067,775 impairment of the Karakilise 2 well in Turkey which we previously had not recorded until September 30, 2005.

G. We recorded other impairments to our Turkish oil property of $155,411 which we previously had not recorded until September 30, 2005.

H. In the restatement of our 2004 financial statements we adjusted $10,824 from capitalized oil and gas property on the Karakilise 1 to lease operating expense at December 31, 2004, because we had inadvertently capitalized the expense.

I. We reclassified $83,597 of interest payable from notes payable to accounts payable.

J. At June 30, 2005, we did not properly record $3,440 of accretion to our oil asset retirement obligation.

K. We recorded a long-term liability and an increase to developed oil and gas property of $56,057 for estimated future dismantlement and abandonment cost on the Karakilise 1 in accordance with FASB Statement 143, Accounting for Asset Retirement Obligations.

L. At December 31, 2004, we charged the accumulated deficit $105,000, charged accumulated other comprehensive income $105,000 and credited additional paid-in capital $210,000 related to termination of the license agreement for the value of the registration rights accompanying the 60,000 shares of ROO Group that were acquired in exchange for the release of ROO Group from its registration requirement.

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

M. In April 2005 we extended for three years to April 30, 2008, the expiration date of the option granted to Fawdon Investments, Ltd. to purchase 50,000,000 shares of common stock at a $0.04 exercise price. We charged operations $2,500,000 in connection with this extension. We initially did not record this expense until the quarter ended December 31, 2005.

N. As originally filed, we inadvertently recorded an $871,000 charge to additional paid-in capital and credit to accumulated deficit at March 31, 2005. This entry was part of the consolidation process and a carryover from prior to the sale of our interest in VideoDome. The adjustment reverses this entry.

O. In the restatement of our March 31, 2005, financial statements, we recorded an adjustment to charge accumulated other comprehensive income and credit gain on sale of marketable securities by $47,416 to properly state the sale of our Australian securities.

P. For the quarter and six months ended June 30, 2005, we reclassified $$90,159 and $115,025 to lease operating expense which we had previously charged to sales, general and administrative expense for charges from our Turkish lease operator.

Q. For the quarter and six months ended June 30, 2005, we reclassified $3,216 and $6,461 to expired oil leases which we had previously charged to sales, general and administrative expense.

R. In our operations statement for the quarter ended June 2005 we had included an impairment of our oil property which included $159,879 attributable to the quarter ended March 2005. In this restatement we have properly applied the $159,879 to the March quarter rather than the June quarter.

S. Rounding adjustment.

T. We miscalculated by $885 the effect of foreign currency translation on cash, with the error offset in depreciation.

U. As originally filed, we understated the gain on the sale of 250,000 shares of ROO Group stock by $55,456 because we measured the cost of the shares sold incorrectly.

V. We corrected the amount we collected on the sale of Australian securities by $108.

W. In our June 30, 2005, Form 10-Q we erred by $537 in calculating the change in Other Comprehensive Income of foreign currency translation.

Balance Sheet Amounts:                                  June 30, 2005

                                        As Previously                          As
                                           Reported      Adjustments        Restated
                                         ------------   -------------       -----------
  Assets
  Current assets:
    Cash and cash equivalents             $  161,043       $ (7,054) A      $  153,989
    Investment in Langley Park - net         235,300        131,953  B         367,253
    Investment in ROO Group, Inc.            504,908        504,907  C,D     1,009,815
    Other current assets                       9,603              -              9,603
                                          -----------   ------------        -----------
           Total current assets              910,854        629,806          1,540,660
                                          -----------   ------------        -----------
 Developed oil and gas property - net                       107,622  E         107,622
 Undeveloped oil and gas property          2,044,895     (1,868,666) E,F,G     176,229
                                          -----------   ------------        -----------
           Total oil and gas property      2,044,895     (1,761,044)           283,851
                                          -----------   ------------        -----------
 Furniture, fixtures and equipment - net      39,304              -             39,304
                                          -----------   ------------        -----------
 Other assets:
    Note receivable                          268,000                           268,000
    Other assets                               8,108              -              8,108
                                          -----------   ------------        -----------
           Total other assets                276,108              -            276,108
                                          -----------   ------------        -----------
           Total assets                   $ 3,271,161   $(1,131,238)        $2,139,923
                                          ===========   ============        ===========

  Liabilities and Stockholders' Equity

 Current liabilities:
    Accounts payable                      $  445,999         80,157  I,J    $  526,156
    Notes payable                            333,597        (83,597) I         250,000
                                          -----------   ------------        -----------
           Total current liabilities         779,596         (3,440)           776,156
                                          -----------   ------------        -----------
 Oil asset retirement obligation                   -         59,497  J,K        59,497
                                          -----------   ------------        -----------
 Stockholders' equity:

 Common stock, par value $0.0002              49,378                            49,378
 Additional paid-in capital               29,393,391      3,581,000  L,M,   32,974,391
 Deferred compensation                       (16,400)                          (16,400)
 Bnvestment in Langley Park -
  restricted stock                          (692,800)       692,800  B               -
 Accumulated deficit                     (26,344,706)   (5,521,712)  B,C,E (31,866,418)
 Accumulated other comprehensive income      102,702         60,617  C,D,K     163,319
                                          -----------   ------------        -----------
    Total stockholders' equity             2,491,565     (1,187,295)         1,304,270
                                          -----------   ------------        -----------
    Total liabilities and stockholders'
    equity                                $3,271,161    $(1,131,238)        $2,139,923
                                          ===========   ============        ===========


 Operations Statement Amounts:

                                                         Quarter Ended June 30, 2005             Six Months Ended June 30, 2005

                                         As Previously                        As      As Previously                         As
                                            Reported   Adjustments         Restated      Reported     Adjustments        Restated
                                         ------------- ------------      -----------  -------------  ------------      ------------
 Revenue
   Oil sales                             $     5,640   $         -       $     5,640  $     14,985   $         -       $    14,985
   e-commerce                                  2,452             -             2,452         8,350             -             8,350
                                         ------------  ------------      -----------  -------------  ------------      ------------
        Total revenue                          8,092                           8,092        23,335                          23,335

 Expense:
   Cost of e-commerce sales                        -             -                 -         1,050             -             1,050
   Oil lease operating expense                     -        90,159  P         90,159             -       115,025  P        115,025
   Impairment loss, developed oil
   property                                  319,757       985,602  F,R    1,305,359       319,757     1,223,186  F,G    1,542,943
   Expired oil leases                              -         3,216  Q          3,216             -         6,461  Q          6,461
   Compensation with option                        -     2,500,000  M      2,500,000             -     2,500,000  M      2,500,000
   Sales, general and administrative
   expense                                   602,727       (86,320) A,P,Q    516,407     1,104,594      (116,450) A,P,Q    988,144
                                         ------------  ------------      -----------  -------------  ------------      ------------
        Total operating expense              922,484     3,492,657         4,415,141     1,425,401     3,728,222         5,153,623
                                         ------------  ------------      -----------  -------------  ------------      ------------
        Income (loss) from operations       (914,392)   (3,492,657)       (4,407,049)   (1,402,066)   (3,728,222)       (5,130,288)

 Other income (expense):
   Gain on sale of marketable securities      (4,637)       (1,877) C         (6,514)        5,170       147,876  C,O      153,046
   Interest expense                           (7,300)            -            (7,300)      (14,539)            -           (14,539)
   Loss on sale of lease in oil well'       (721,046)            -          (721,046)     (721,046)            -          (721,046)
   Gain on market value of Langley Park
   escrow                                          -        64,209  B         64,209             -       125,511  B        125,511
                                         ------------  ------------      -----------  -------------  ------------      ------------
        Net other (loss)                    (732,983)       62,332          (670,651)     (730,415)      273,387          (457,028)
                                         ------------  ------------      -----------  -------------  ------------      ------------
        Net income (loss)                $(1,647,375)  $(3,430,325)      $(5,077,700) $ (2,132,481)  $(3,454,835)      $(5,587,316)
                                         ============  ============      ===========  =============  ============      ============


 Cash Flow Statement Amounts:                                         Six Months Ended June 30, 2005

                                                           As Previously                               As
                                                              Reported         Adjustments          Restated
                                                           -------------      -------------       -------------
 Cash Flow From Operating Activity:
 Net loss                                                  $ (2,132,481)      $ (3,454,835)       $ (5,587,316)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Loss (gain) on sale of lease of oil well                     721,046                 (1) S          721,045
   Depreciation and amortization                                  7,346               (885) T            6,461
   (Gain) loss on decrease on escrow contingency Langley              -           (125,511) B         (125,511)
   Impairment loss on oil and gas property                      319,757          1,223,187  F, G     1,542,944
   Expired oil leases                                                 -                  -                   -
   Nonmonetary compensation                                      26,000          2,500,000  M        2,526,000
   Loss (gain) on Australian securities sale                      8,531            (47,309) O, V       (38,778)
   (Gain) loss on sale of Langley Park securities                (9,313)            (4,129) B          (13,442)
   (Gain) loss on sale of Roo Group securities                   (4,388)           (96,331) D, U      (100,719)
   Amortization of deferred compensation                        135,700                  -             135,700
 Changes in operating assets and liabilities:
   Decrease(increase) in accounts receivable                          -                  -                   -
   Decrease(increase) in other current assets                      (190)                 -                (190)
   Decrease(increase) in other assets                               117                  -                 117
   (Decrease) increase in accounts payable and
          accrued expense                                       163,511            192,434  E, I       355,945
   (Decrease) increase in notes payable                          14,538            (14,538) I                -
                                                           -------------                          -------------
 Net Cash Used In Operating Activity                           (749,826)                              (577,744)

 Cash Flow From Investing Activity:
   Investment in oil and gas property                           152,896           (177,896) E          (25,000)
   Proceeds from sale of Australian marketable securities        75,585               (108) V           75,477
   Proceeds from sale of Langley Park securities                554,813             (2,019) B          552,794
   Proceeds from sale of Roo Group securities                   125,000                  -             125,000
                                                           -------------                          -------------
 Net Cash Used In Investing Activity                            908,294           (180,023)            728,271
                                                           -------------      -------------       -------------
 Cash Flow From Financing Activity:
   Purchases of treasury stock                                 (125,000)                 -            (125,000)
   Note receivable--VideoDome                                     8,000                  -               8,000
                                                           -------------      -------------       -------------
 Net Cash Provided By Financing Activity                       (117,000)                 -             (117,000)
                                                           -------------      -------------       -------------
 Effect of foreign currency translation on cash                    (539)               887   T              348
                                                           -------------      -------------        -------------
 Net Decrease In Cash                                            40,929           (187,077)              33,875
 Cash At Beginning of Period                                    120,114                  -              120,114
                                                           -------------      -------------        -------------
 Cash At End of Period                                     $    161,043       $   (187,077)        $    153,989
                                                           =============      =============        =============


Comprehensive Income Statement Amounts:                              Six Months Ended June 30, 2005
                                                           As Previously                                As
                                                              Reported        Adjustments            Restated
                                                           -------------      -------------        -------------
 Net Loss                                                  $ (2,132,481)      $ (3,454,835)        $ (5,587,316)
 Other comprehensive income net of tax:
     Unrealized gain (loss) on:
        Marketable securities                                  (899,525)        (1,099,012) B,C,N    (1,998,537)
        Foreign currency translation                                  -               (537) W              (537)
                                                           -------------      -------------        -------------
 Other comprehensive income                                    (899,525)        (1,099,549)          (1,999,074)
                                                           -------------      -------------        -------------
 Comprehensive loss                                        $ (3,032,006)      $ (4,554,384)        $ (7,586,390)
                                                           =============      =============        =============

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

OVERVIEW

The Company was incorporated in Delaware on February 2, 1999. On January 21, 2003 we changed our name from "I.T. Technology, Inc." to the "Avenue Group, Inc." to better reflect our broader strategic focus. We are engaged in oil and gas exploration and development through our wholly-owned operating subsidiary, Avenue Energy, Inc. (`Avenue Energy'). We also own approximately 4% of the outstanding common stock of Langley Park Investment Trust (LPI.L), and 50.1% of the common stock of Stampville.com, Inc., an inactive business.
We have a wholly-owned Australian subsidiary, I.T. Technology Pty. Ltd.

We have limited sales and will require significant additional capital in the near term to support our operations and to implement our business strategies. During the six months ended June 30, 2006, our activities were principally devoted to capital raising activities, and through our wholly-owned subsidiary Avenue Energy, reassessing our oil and gas activities in the Republic of Turkey, and the pursuit to acquire oil and gas exploration and production properties in the US.

As part of our shift to a broader strategic focus, during the second half of 2002 we began to consider acquisitions of and investments in oil and gas exploration and production entities. Avenue Energy, Inc. was formed to pursue his line of business.

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

Karakilise-1

The Karakilise-1 has produced good quality light crude (32.5 API). As of June 30, 2006, approximately 42,476 barrels of oil had been produced from this well. The Sayer Group sells the Karakilise crude on behalf of the joint venture to the refinery at a price which reflects world parity in the month preceding the sale, plus transportation costs to the refinery gate, adjusted for crude quality. Due to the limited amount of geological information available at the present time, there has been no determination made as to any reserve estimates at Karakilise. This will likely require the drilling of additional wells under the license. Karakilise-1 is still not producing at the earlier anticipated rates. Monitoring of the reservoir behavior has indicated that a barrier probably exists at reservoir level near the well bore, which significantly impedes the flow of oil in the reservoir towards the well bore. This barrier is likely to be a small fault cutting through and sealing, the producing reservoir. The oil flow may also be restricted due to the well's only partial intersection of the oil column as the well did not intersect an oil/water contact. This implies that the actual oil column is likely to be thicker than the well intersection.

The operator, AME will monitor the Karakilise-1 well at its recent production rate of approximately 20 BOPD with an equivalent amount of formation water until more information is available on reservoir behavior and the thickness of the oil pay in the field.

Karakilise-2

In October 2004, Avenue Energy and the Sayer Group finalized a series of amendments to existing agreements, whereby Avenue reduced its existing and ongoing obligations to fund activities at the Karakilise license and its participation interests at this license from 50% to 15%. These reduced obligations include the infrastructure improvements and operational costs at the Karakilise-2 well, as well as the additional drilling and operating costs with respect to the Karakilise-2 well.

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

We currently have a participation interest of 10.5% in the Karakilise Licenses (other than the KK-2 well). Avenue will require additional capital to preserve these licenses and to participate in the proposed drilling programs at these licenses during the next 12 months.

In the quarter ended March 2005 we paid $25,000 to extend the Gercus lease for one year. As of June 30, 2006 we allowed our interest in this lease to expire.

Avenue and AME held a 50% interest in the North Rubai License, which is located close to the tri-nation boundary point of Turkey, Iraq and Syria. By the terms of the leases, an initial well had to be drilled by May 30th 2006. After evaluation of the geophysical and geological data supporting this prospect, Avenue elected not to participate in any attempt to extend the lease or drill an initial well and surrendered its interest in the license.

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

Oil Sales Quantities and Prices

Quarter                              Oil Sales                         Average
Ended                                  In US$           Barrels        US$ Price
                                   ------------         --------       --------
June 30, 2006                      $      8,802              143       $  61.70
March 31, 2006                            7,638              155          49.28
                                   ------------         --------       --------
Six months ended June 30, 2006     $     16,440              298       $  55.17
                                   ============         ========       ========
December 31, 2005                  $      2,156               51       $  42.27
September 30, 2005                        8,327              174          47.86
June 30, 2005                             5,640              146          38.63
March 31, 2005                            9,345              282          33.14
                                   ------------         --------       --------
Full year 2005                     $     25,468              653       $  39.00
                                   ============         ========       ========
Full year 2004                     $     66,865            2,561       $  26.11
                                   ============         ========       ========
Other Operations and Activities

Appalachia

On June 22, 2006 we announced that our wholly owned subsidiary, Avenue Energy, Inc.(Avenue Energy) signed an agreement with Oil & Gas Management, Inc, ("OGM") to participate in the drilling of up to 15 gross wells in the Appalachian Basin.

The Appalachian basin covers over 185,000 square miles across seven states (from Western New York through Georgia and Alabama) and is the US's oldest producing region with production in excess of 46 tcf of gas from over 400,000 wells. In 2003, the National Petroleum Council estimated the basin still contained another 9 tcf of proved gas reserves and an additional 68 tcf of unproved gas reserves.

OGM, located in Mt. Pleasant, Pennsylvania, holds lease interests in over 50,000 acres in Pennsylvania, West Virginia and Maryland. The company operates over 200 wells and associated gathering lines, compressor stations and dehydration facilities.

Pursuant to the agreement, OGM will drill and operate up to 15 new wells whose well depths will range from 3000 to 5500 feet. Avenue Energy in most cases will hold a 75% working interest and OGM will participate with a 25% working interest. Drilling is expected to commence in September. Each well costs approximately $250,000 and generally takes ten to fourteen days to drill and complete. The success rate in this part of the Basin historically has been in excess of 90% with initial production in the range of 50 to 90 mcfgd. Ultimate recoverable reserves have averaged 250 million cubic feet of gas per well.

We are currently finalizing financing for this project and expects to announce the details shortly.

Going forward, we plan to seek other low risk drilling opportunities in Appalachia and similar basins in the US.

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

On September 10, 2004, we entered into an agreement with ROO Group for the sale of all our shares in our wholly-owned subsidiary, Bickhams Media, Inc., which holds 50% of the outstanding shares of VideoDome, in exchange for $300,000, and 80,000 shares of ROO Group's restricted common stock valued at $280,000, and ROO Group's assumption of an existing $288,000 promissory note of VideoDome. In addition, pursuant to the aforementioned agreement, ROO Group issued an additional 60,000 shares of its restricted common stock to us, in exchange for our termination of certain registration rights with respect to ROO Group shares we owned. As of June 30, 2006, we have collected all but $4,000 of the $288,000 VideoDome promissory note.

In November 2004 we assigned 16,790 shares of the common stock of ROO Group to one of our executive officers in lieu of compensation owed to him in the amount of $45,250. In February 2005 we transferred 250,000 shares of ROO Group common stock to a former officer in connection with severance arrangements.

In the first quarter of 2006, we sold 423,210 shares of ROO Group for $1,058,450. As of June 30, 2006, we own 140,000 shares of ROO Group.

Loan repayment

In June and July 2004, we borrowed $200,000 for working capital purposes from Fawdon Investments, Ltd. The loan bore interest at the rate of nine percent (9%) per annum; the balance of principal and interest as of March 31, 2006 and December 31, 2005 was $231,971 and $227,471, respectively. On April 4, 2006 we paid off this loan.

We have incurred losses since inception, and management anticipates incurring substantial additional losses as we pursue our operational strategies. Going forward, we plan to seek low risk drilling opportunities in Appalachia and similar basins in the US, which we expect will generate income.

RESULTS OF OPERATIONS

Six months ended June 30, 2006 compared to six months ended June 30, 2005

During the six months ended June 30 2006, our activities were principally devoted to capital raising activities, oil and gas activities in the Republic of Turkey arising out of the Farmin Agreement between Avenue Energy and the Sayer Group Consortium, through our wholly-owned subsidiary Avenue Energy. During the six months ended June 30, 2006, we generated net revenues of $16,440 versus $23,335 for the corresponding period in 2005. The change in revenue is primarily due to the the reduction of our interest in the Karakilise license from 15% to 10.5% and the discontinuance of our e-commerce business in 2005.

Operating expenses for the six months ended June 30, 2006 decreased by $4,291,756 from $5,153,623 for the six months ended June 30, 2005 to $861,867.
This is predominantly a result of a reduction of impairment loss on oil property of $1,522,543 and the reduction of compensation with stock and option of $2,424,500. Net income for the six months ended June 30, 2006 increased by $5,646,628 to $59,312 compared to a net loss of $5,587,316 (as restated) for the six months ended June 30, 2006. The increase was due to a decrease in operating expense of $4,291,756 as described above, and an increase in other income of $1,361,767, primarily due to an increase of $795,143 in gain on sale of marketable securities.

Liquidity and Capital Resources

We have generated operating losses from inception and continue to incur losses. For the six month ended June 30, 2006, we had net income of $59,312 but a negative cash flow from operations of $632,641, and at June 30, 2006 we had working capital of $581,515 and an accumulated deficit of $32,245,022. As of June 30, 2006, we had cash of $497,427.

To date, we have been dependent on the proceeds of private placements of our debt and equity securities and other financings in order to implement our operations. All of our working capital during the six months ended June 30, 2006 was generated through the sale of our shares of Roo Group. In the six months ended June 30, 2006, we sold 423,101 shares of ROO Group for $1,058,450. If we are unable to continue to generate cash through the sale of either our shares of Roo Group or our shares of Langley, our ability to operate may be materially and adversely affected.

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

In February 2005 our former chief financial officer resigned. We have concluded that for a period from the time of his resignation until later in 2005 but ending prior to December 31, 2005, our disclosure controls and procedures were not effective under Rule 13a-15. We prepared our 2004 Form 10-KSB and our 2005 Form 10-QSB's during this period. We have concluded that as a result of our ineffective disclosure controls and procedures during this period, certain items in our 2005 financial statements and in the Form 10-QSB for the second quarter of 2005 were not accounted for under accounting principles generally accepted in the U.S. Accordingly, in this 2006 Form 10-QSB we have restated the financial statements for the Form 10-QSB for the second quarter of 2005, in conformity with accounting principles generally accepted in the U.S. This restatement is discussed in more detail in Note 9 of the financial statements in this Report.

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

None


Item 3. DEFAULTS UPON SENIOR SECURITIES

None


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2006.


Item 5. OTHER INFORMATION

Effective June 1 2006, the Company amended the Directorship and Consulting Agreement, dated February 7, 2005, between the Company and Norman Singer, who is a director of our Company (the "Singer Agreement"). Pursuant to such Singer Agreement, Mr. Singer had agreed to serve as director and also to provide certain consulting services to the Company. The terms of the Singer Agreement have been previously disclosed by the Company on its Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2005. The June 1, 2006 amendment to the Singer Agreement amended the terms regarding the compensation to be paid to Mr. Singer in consideration for his services thereunder.

With respect to his engagement as a director, the Company agreed to pay to Mr. Singer a total of $5000 per month as compensation for his services as a director, effective as of June 1, 2006. As additional compensation, the Company agreed to issue to Mr. Singer 100,000 shares of the Company's common stock on June 1, 2006 and on the first day of each subsequent month thereafter while he continues to serve as a Director of the Company.

With respect to his engagement as a consultant, the Company agreed to pay to Mr. Singer $125 per hour for his consulting services on the Company's oil and gas activities and $350 per hour for legal services. Mr. Singer agreed that if his combined legal and other consulting fees reach $9,000 in any one month, he will be obligated to provide such services for the remainder of the month at no additional cost. As additional compensation for his services thereunder, the Company agreed to grant to Mr. Singer 100,000 shares of the Company's common stock on June 1, 2006 and on the first day of each subsequent month thereafter while he continues to provide services to the Company.
In further recognition of Mr. Singer's services, the Company granted to Mr. Singer a one time bonus stock grant of 800,000 shares of common stock on June 1, 2006.

Effective June 1 2006, the Company amended the Directorship and Consulting Agreement, dated February 7, 2005, between the Company and Development for Israel, LLC ("DFI"), whose principal is Uri Bar-Ner, a director of our Company (the "DFI Agreement"). Pursuant to such DFI Agreement, Mr. Bar-Ner had agreed to serve as director and also to provide certain consulting services to the Company. The terms of the DFI Agreement have been previously disclosed by the Company on its Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2005. The June 1, 2006 amendment to the DFI Agreement amended the terms regarding the compensation to be paid to DFI in consideration for the services of Mr. Bar-Ner thereunder.

With respect to Mr. Bar-Ner's engagement as a director, the Company agreed to pay to DFI a total of $5000 per month as compensation for Mr. Bar-Ner's services as a director, effective as of June 1, 2006. As additional compensation, the Company agreed to issue to DFI an aggregate of 1,600,000 shares of the Company's common stock, which shares shall vest over the period commencing June 1, 2006 and continuing through January 31, 2007, at the rate of 200,000 shares per month. In further recognition of Mr. Bar Ner's services, on June 1, 2006, the Company paid to DFI $20,000 and authorized an issuance of a stock grant to DFI for 800,000 shares.

For all the terms and conditions of the amendment to the Singer Agreement and the amendment to the DFI Agreement, reference is made to such amendments annexed hereto as Exhibits 10.1 through 10.2. All statements made herein concerning the foregoing amendments are qualified by references to said exhibits.


Item 6. EXHIBITS

Exhibit 10.2 - Bar-Ner Revised Compensation Letter*

Exhibit 10.3 - Singer Revised Compensation Letter*

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

Dated: August 14, 2006

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