Form 10QSB
period 2006-09-30
AVENUE GROUP INC
filed 2006-11-17
CIK 1100006

United States Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

 Quarterly Report Pursuant To Section 13 Or 15(D)Of The Securities Exchange Act Of 1934

                                   (Mark One)
 [X] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange
     Act Of 1934

                     For the quarter ended September 30, 2006 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes |X| No| |

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 247,590,986 shares of common stock outstanding as of November 10, 2006.

Transitional Small Business Disclosure Format (Check one): Yes | | No |x|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes  [   ]  No [ X ]

                                Table of Contents


                                                                            Page
PART I
Item 1. Financial Statements                                                 1

Item 2. Management's Discussion and Analysis or Plan of Operation           17

Item 3. Controls and Procedures                                             23

PART II

Item 1. Legal Proceedings                                                   24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         24

Item 3. Defaults Upon Senior Securities                                     25

Item 4. Submission of Matters to a Vote of Security Holders                 25

Item 5. Other Information                                                   25

Item 6. Exhibits                                                            25

PART I

FINANCIAL INFORMATION

                       Avenue Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                       September 30,       September 30,
                                                            2006                2005
ASSETS:                                                                      (restated)
                                                      -----------------   -----------------
CURRENT ASSETS:
      Cash                                            $        256,983    $         36,516
      Investment in marketable securities                        1,504                   -
      Investment in Langley Park                               203,392             315,156
      Investment in ROO Group, Inc.                            336,260           1,346,418
      Other current assets                                      31,586              13,288
                                                      -----------------   -----------------

          TOTAL CURRENT ASSETS                                 829,725           1,711,378
                                                      -----------------   -----------------

OIL AND GAS PROPERTY, (Successful efforts
 method), at cost
      Developed oil and gas property, net                            -              97,422
      Undeveloped oil and gas property                               -             176,229
                                                      -----------------   -----------------

          TOTAL OIL AND GAS PROPERTY                                 -             273,651
                                                      -----------------   -----------------

FURNITURE, FIXTURES AND EQUIPMENT, net                           2,252              35,601
                                                      -----------------   -----------------

OTHER ASSETS:
      Note receivable Videodome                                  4,000             244,000
      Other assets                                               8,108               8,108
                                                      -----------------   -----------------

TOTAL ASSETS                                          $        844,085    $      2,272,738
                                                      =================   =================


LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
          Accounts payable and accrued expenses       $        443,200    $        554,062
          Notes payable                                         50,000             250,000
                                                      -----------------   -----------------

              TOTAL CURRENT LIABILITIES                        493,200             804,062

OIL ASSET RETIREMENT OBLIGATION                                      -              56,057

STOCKHOLDERS' EQUITY:
      Preferred stock, $.001 par value, 25,000,000
         shares authorized, none issued, and
         outstanding                                                 -                   -
      Common stock, $.0002 par value, 500,000,000
         shares authorized, 247,590,986 and
         248,641,262 shares, respectively, issued
         and outstanding                                        49,518              49,378
      Additional paid - in capital                          33,067,751          32,974,391
      Accumulated other comprehensive income (loss)           (402,930)            718,952
      Deferred compensation                                          -              (7,900)
      Accumulated deficit                                  (32,363,454)        (32,322,202)
                                                      -----------------   -----------------

TOTAL STOCKHOLDERS' EQUITY                                     350,885           1,412,619
                                                      -----------------   -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $        844,085    $      2,272,738
                                                      =================   =================

                  See notes to unaudited financial statements

                       Avenue Group, Inc. and Subsidiaries
                        Consolidated Operations Statement
                                   (Unaudited)

                                                              Three months ended September 30, Nine months ended September 30,
                                                              -------------------------------  ----------------------------
                                                                  2006             2005           2006           2005

                                                                                 (restated)                   (restated)
Revenues:
     Oil sales                                                $      44,928   $        8,327   $   61,368    $      23,312
     e-commerce sales                                                     -            1,068            -            9,418
                                                              --------------  ---------------  -----------   --------------
                                                                     44,928            9,395       61,368           32,730
                                                              --------------  ---------------  -----------   --------------

Expenses:
     Cost of e-commerce sales                                             -                -            -            1,050
     Oil lease operating expense                                     31,498           48,264      103,005          163,289
     Impairment loss, developed oil property                         10,200           10,200       30,600        1,553,143
     Expired oil leases                                                   -            3,194            -            9,655
     Loss on sale of oil lease                                            -                -            -          721,046
     General and administrative                                     286,998          216,205    1,056,958        3,704,349
     Gain on settlement of oil leases                              (146,261)               -     (146,261)               -
                                                              --------------  ---------------  -----------   --------------


         Total operating expenses                                   182,435          277,863    1,044,302        6,152,532
                                                              --------------  ---------------  -----------   --------------

         (Loss) from operations                                    (137,507)        (268,468)    (982,934)      (6,119,802)

Other income (expense):
     Gain (loss) on sale of marketable securities                    (1,078)          21,166      947,111          174,212
     Gain (loss) on change in market value of
          Langley Park escrow contingency                            19,906         (201,182)     (14,770)         (75,671)
     Interest income                                                  5,388                -       11,780                -
     Interest expense                                                (5,141)          (7,299)     (20,307)         (21,838)
                                                              --------------  ---------------  -----------   --------------
         Total other income (expense)                                19,075         (187,315)     923,814           76,703
                                                              --------------  ---------------  -----------   --------------

Net income (loss)                                             $    (118,432)  $     (455,783)  $  (59,120)   $  (6,043,099)
                                                              ==============  ===============  ===========   ==============

Basic  and fully diluted income (loss) per common share       $        0.00   $         0.00   $     0.00    $       (0.02)
                                                              ==============  ===============  ===========   ==============
Weighted average number of common shares outstanding -
     Basic and Fully diluted                                    247,590,986      246,890,986   247,365,345     248,051,426
                                                              ==============  ===============  ===========   ==============

                   See notes to unaudited financial statements

                       Avenue Group, Inc. and Subsidiaries
                Consolidated Comprehensive Gain (Loss) Statement
                                   (Unaudited)

                                          Three months ended September 30,      Nine months ended September 30,
                                       ---------------------------------------------------------------------------
                                              2006               2005                 2006                2005
                                                              (restated)                               (restated)

 Net Income (Loss)                     $     (118,432)    $      (455,783)     $      (59,120)     $   (6,043,099)
 Other comprehensive income (loss),
       net of tax related effects:
 Unrealized gain (loss) on:
       marketable securities                  (83,875)            221,320          (1,332,222)         (1,512,213)
       foreign currency translation           (92,177)            332,316            (177,917)             68,775
                                       ---------------    ----------------     ---------------     ---------------
 Other comprehensive gain (loss)             (176,052)            553,636          (1,510,139)         (1,443,438)
                                       ---------------    ----------------     ---------------     ---------------

  Comprehensive Income (loss)          $     (294,484)    $        97,853      $   (1,569,259)     $   (7,486,537)
                                       ===============    ================     ===============     ===============


                   See notes to unaudited financial statements

                       Avenue Group, Inc. and Subsidiaries
                        Consolidated Cash Flow Statements
                                   (Unaudited)

                                                            Nine months ended September 30,
                                                            -------------------------------
                                                                2006             2005
Cash Flow From Operating Activities:                                          (restated)
Net income (loss)                                              $ (59,120)     $ (6,043,100)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation                                                    846            11,049
     Impairment loss on developed oil property                    30,600         1,553,144
     Gain on settlement of oil leases                           (146,261)
     Loss on sale of oil lease                                         -           721,045
     Gain on increase in escrow contingency Langley               14,770            75,671
     Gain on sale of Australian securities                             -           (38,885)
     Gain on sale of Langley Park securities                           -           (34,608)
     Gain on sale of ROO Group securities                       (947,111)         (100,719)
     Stock based compensation                                     90,500         2,526,000
     Amortization of deferred compensation                         1,000           144,200
     Changes in operating assets and liabilities:
        (Increase) decrease in other current assets               25,596            (3,875)
        Decrease in other assets                                       -               117
        Increase in accounts payable and accrued
        liabilities                                              162,026           380,411
        Increase in accretion of oil asset retirement
        obligation                                                 5,160                 -
                                                            -------------   ---------------
Net Cash Used In Operating Activities                           (821,994)         (809,550)
                                                            -------------   ---------------

Cash Flow From Investing Activities:
Investment in oil and gas property                               (50,000)          (25,000)
Sale of  marketable securities                                     9,802                 -
Proceeds from sale of Langley Park securities                          -           641,379
Proceeds from sale of ROO Group Inc. securities                1,057,371           125,000
Proceeds from sale of Australian marketable securities                 -            75,585
                                                            -------------   ---------------
Net Cash Provided by Investing Activities                      1,017,173           816,964
                                                            -------------   ---------------

Cash Flow From Financing Activities:
Proceeds of notes receivable                                           -            32,000
Payment of notes payable                                        (200,000)                -
Purchases of treasury stock                                            -          (125,000)
                                                            -------------   ---------------
Net Cash Used in Financing Activities                           (200,000)          (93,000)
                                                            -------------   ---------------

Effect of foreign currency translation on cash                        86             1,988
                                                            -------------   ---------------

Net (decrease) in cash                                            (4,735)          (83,598)
Cash at beginning of period                                      261,718           120,114
                                                            -------------   ---------------

Cash at end of period                                       $    256,983    $       36,516
                                                            =============   ===============


                   See notes to unaudited financial statements

                       Avenue Group, Inc. and Subsidiaries
                            Financial Statement Notes
                               September 30, 2006
                                   (Unaudited)


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

We are dependent on the proceeds of the sale of our marketable securities, debt or equity financing to finance our operations until such time, if ever, that we successfully discover and develop, or acquire, profitable oil and gas production. We plan to rely on debt or equity financing to fund our operations in the near term. We cannot assure that we will be successful in raising sufficient capital to fund our operations and our further development.

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

Stock-Based Compensation

Effective January 1, 2006, we account for share-based payments using the fair value of the options at the grant date as provided by FASB Statement 123(R), Share-Based Payment. We record compensation expense for all share-based awards granted, and for awards modified, repurchased or cancelled. We will recognize compensation expense for outstanding awards for which the requisite service had not been rendered as of January 1, 2006, over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement 123, adjusted for expected forfeitures. We have adopted Statement 123(R) using a modified prospective application. Prior to January 1, 2006 we recognized employee compensation expense for our stock options plan using the intrinsic value method of accounting. Under the terms of the intrinsic value method, compensation expense was the excess, if any, of the quoted market price of the stock at the grant date, over the amount an employee must pay to acquire the stock.

The pro forma effect on net loss and loss per share of using the intrinsic-value method compared to the fair value method were:

                             Nine months ended September 30, 2005 (restated)

Net loss as reported                   $ (6,043,099)
Pro forma net loss                     $ (6,133,749)

Loss per share as reported             $      (0.02)
Pro forma loss per share               $      (0.02)

The fair value of options granted under our stock options plans during the quarter ended September 30, 2005 were estimated on the date of grant, using the Black-Scholes pricing model with the following assumptions:

                         Nine Months Ended September 30, 2005

Weighted average of expected risk-free interest rates       3-5%
Expected years from vest date to exercise date         0.49 - 5
Expected stock volatility                                89-136%
Expected dividend yield                                       0%

Accumulated Other Comprehensive Income

The components of Other Comprehensive Income are:

                                                              Unrealized Gain             Foreign
                                                         (Loss) on Marketable            Currency
                                                                   Securities         Translation               Total
                                                         ---------------------        ------------         ---------------
Balance December 31, 2005                                $          1,150,072         $   (42,863)         $    1,107,209
Net (Loss) for the Nine months ended September 30, 2006            (1,332,222)           (177,917)             (1,510,139)
                                                         ---------------------        ------------         ---------------
Balance, September 30, 2006                              $           (182,150)        $  (220,780)         $     (402,930)
                                                         =====================        ============         ===============

Note 2  Investments in Marketable Securities

In the nine months ended September 30, 2005, we sold all of our holdings in Australian securities, 1,073,766 shares, for $75,585, with a $38,778 gain, included in Other Income.

2006 Investments Activity

Langley Park-tradable                                                      Unrealized
                                                                           Gain(loss)          Realized           Market
                                            Shares              Cost            - net              Gain            Value
                                         ----------        ---------       -----------         ---------      -----------
Balance, December 31, 2005                 728,635         $ 196,495       $  (30,362)                          $166,133)
Decline in market value                                        -              (19,455)             -             (19,455)
                                         ----------        ---------       -----------         =========      -----------
Balance, September 30,
2006-tradable                              728,635         $ 196,495       $  (49,817)                          $146,678
                                         ----------        ---------       -----------                        -----------
Langley Park-restricted (escrow)

Balance, December 31, 2005               3,028,634         $ 816,896       $ (128,518)                          $688,378
Decline in market value                                      -                (78,700)              -            (78,700)
                                         ----------        ---------       -----------         =========      -----------
Balance, September 30, 2006
      -restricted                        3,028,634         $ 816,896       $ (207,218)                          $609,678
                                         ----------        =========       ===========
Less escrow contingency
     at September 30, 2006                                                                                      (552,964)
                                                                                                              -----------
Adjusted Balance, September 30, 2006
      Langley- restricted                                                                                     $  56,714
                                                                                                              -----------
Total Langley Park
     September 30, 2006                   3,757,269                                                           $   203,392
                                         ==========                                                           ===========

ROO Group
                                                                            Unrealized
                                                                            Gain(loss)          Realized           Market
                                            Shares              Cost             - net              Gain            Value
                                         ----------        ---------       -----------         ---------      -----------
Balance, December 31, 2005                 563,210         $ 600,300       $1,258,293                 -       $1,858,593
Sold, during nine months
 ended September 30, 2006                 (423,101)         (110,260)               -          $ 947,111        (110,260)
Decrease in market value                         -                 -       (1,412,073)                 -      (1,412,073)
                                         ----------        ---------       -----------         ---------      -----------
Balance, September 30, 2006                140,109         $ 490,040       $ (153,780)         $ 947,111      $  336,260
                                         ==========        =========       ===========         =========      ===========

Other Marketable Securities

During the nine months ended September 30, 2006, the Company used the proceeds from the sale of Roo stock to invest in Evergreen Money Market Fund. The fund is stated at $1 a share. The balance at September 30, 2006 was 1,504 shares with a fair market value of $1,504.

FASB 157 - Fair Value Measurements

In September 2005, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. We believe this Statement will have no impact on our financial statements once adopted.


Note 3 Oil and Gas Operations

In the quarter ended June 30, 2005 we paid $25,000 to extend the Gercus license in Turkey for one year. As of September 30, 2006, we allowed our interest in this license to expire. As of May 30, 2006 we allowed our 50% interest in the North Rubai licenses in Turkey to expire.

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

Avenue and AME held varying interests in the Karakilise licenses. On September 21, 2006, we relinquished our interest in these licenses pursuant to an Indemnification and Release Agreement entered into between Avenue Energy and AME, the operator of the licenses. Pursuant to such agreement, both Avenue Energy and AME agreed to terminate Avenue Energy's previous agreement, effective as of the date of the pevious agreement. AME released Avenue Energy from its obligation to make any payments to Aladdin under the previous agreement. In consideration for the release, Avenue Energy paid $50,000 to AME and transferred to AME the Subsidiary's 10.5% percentage interest in the Karakilise leases. Though Avenue Energy relinquished its rights to the Karakilise lease, it still retained its right to receive $379,999 in back cost from JKX's future production revenue from the Karakilise lease. As of September 30, 2006 $37,986 was paid with $342,013 the remaining balance.


In October, 2006 we entered into an agreement to drill 10 wells in West Virginia. See subsequent events for further details.


Asset Retirement Obligations                    Three Months Ended September 30,    Nine Months Ended September 30,
                                                        2006          2005               2006            2005
                                                  ---------------------------         --------------------------
                                                                   (restated)                         (restated)
Beginning asset retirement obligation              $  66,377       $   59,497         $  62,937       $   56,057
Accretion                                              1,720            1,720             5,160            5,160
                                                   ---------       ----------         ---------       ----------
Total asset retirement obligation                  $  68,097       $   61,217         $  68,097       $   61,217
Termination of lease                                 (68,097)      ==========           (68,097)      ==========
                                                   ---------                          ---------
                                                           -                                  -
                                                   =========                          =========

Note 4  Other Fixed Assets

Other fixed assets at September 30 include:
                                                      2006              2005
                                                   ----------      -------------
Office and computer equipment                      $  21,565       $    166,340
Less: accumulated depreciation                       (19,313)          (130,739)
                                                   ----------      -------------
Fixed assets, net                                  $   2,252       $     35,601
                                                   ==========      =============

Depreciation expense for the nine months ended September 30, 2006, and 2005, was $846 and $11,049, respectively.


Note 5  Notes And Loans Payable

On August 1, 2000, we borrowed $150,000 from Instanz Nominees Pty. Ltd. ("Instanz"), a related party at that time. The loan bears interest at the rate of ten percent (10%) per annum. In November 2002, we repaid $100,000 of this note from the proceeds of a private placement, leaving a balance payable of principal and interest of $129,809 and $120,725 at September 30, 2006 and December 31, 2005, respectively. Upon mutual agreement of the parties, we will repay this loan and accrued interest payable, only after we have received additional financing and at that time upon the mutual agreement of Instanz and us.

In June and July 2004, we borrowed $200,000 for working capital purposes from the holder of a 50,000,000 share stock option. The loan bears interest at the rate of nine percent (9%) per annum; the balance of principal and interest as of March 31, 2006 and December 31, 2005 was $231,971 and $227,471, respectively. On April 4, 2006 we paid off this loan.


Note 6   Stock Options

In connection with the appointment of Mr. Norman Singer to our Board, we entered into a Directorship and Consulting Agreement dated February 7, 2005 (the "Singer Agreement") with Mr. Singer, pursuant to which Mr. Singer agreed to serve as one of our directors. As partial compensation for his services as a director, Mr. Singer received from us an option to purchase up to 1,200,000 shares of our common stock at $0.06 per share. In addition, pursuant to the Singer Agreement, Mr. Singer has agreed to provide consulting services to us on a full-time basis in connection with the promotion and development of our oil and gas exploration operations. As partial compensation for his consulting services to us, Mr. Singer received options to purchase up to 600,000 shares of our common stock at $0.06 per share. The options granted to Mr. Singer for his consulting services vested at the rate of 100,000 shares on the first day of each calendar month commencing on February 1, 2005 and are for a term of five years commencing as of the date each block of shares vests. Effective August 1, 2005, we extended Mr. Singer's consulting arrangement to January 31, 2006. During this period, Mr. Singer received an additional option to purchase 600,000 shares of common stock at the rate of 100,000 shares per month at the asking price for the stock as reported by Nasdaq Bulletin Board on the first day of each month during this period. From February 1st up to May 31st Mr. Singer continued to consult for us, with his contract extending on a month-to-month basis.

Effective June 1, 2006, we and Mr. Singer revised the terms of the agreement. The new terms of Mr. Singer's consulting arrangement, effective June 1, 2006, are: Mr. Singer will consult to us and hold such executive positions as requested by our CEO on the basis of $125/hour for his oil and gas activity. In the case of pure work as a legal advisor, Mr. Singer will charge his minimum legal fees of $350/hour. If Mr. Singer's combined legal and geological fees reach $9000 in any one month, Mr. Singer will be obligated to provide such services for the remainder of the month at no additional cost. Further, effective June 1, 2006 and for every month thereafter while in service to us, Mr. Singer will , receive 100,000 shares of our stock as a stock grant.

In addition to the cash and stock consideration described above, we and Mr. Singer also agreed that effective June 1, 2006, Mr. Singer's compensation as our Director will be $5000 per month and 100,000 shares of stock to be awarded as a stock grant, both to be awarded on the first day of the month for each month Mr. Singer shall serve as a Director of the Company.

In further recognition of Mr. Singer's services, we granted Mr. Singer a one time bonus stock grant of 400,000 shares common stock.

In connection with the appointment of Mr. Uri A. Bar-Ner to our Board, we entered into a Directorship and Consulting Agreement dated February 7, 2005 (the "DFI Agreement") with Development for Israel, LLC, a New York limited liability company ("DFI"), pursuant to which DFI agreed to make available to us the services of DFI's founder, Mr. Bar-Ner, to serve as one of our directors. As partial compensation for the services of Mr. Bar-Ner as a director, DFI receives 100,000 shares of our common stock per month for each month Mr. Bar-Ner serves as a director during his first year of service as a director. We issued 400,000 of the shares in June 2005 and the remaining 700,000 shares in March 2006. From February 1st up to May 31st Mr. Bar-Ner continued to consult for us, with his contract extending on a month-to-month basis.

Effective June 1 2006, we and Mr. Bar-Ner revised the terms of the agreement. The new terms of Mr. Bar-Ner's consulting arrangement effective June 1, 2006 are: Mr. Bar-Ner will receive, as partial compensation for his services as a Director, stock grants of 1,600,000 shares of common stock for the time period commencing June 1, 2006 and continuing through January 31, 2007. The shares will be issued and delivered at a rate of 200,000 shares per month. Effective June 1, 2006, Mr. Bar-Ner will receive as partial compensation for his services as a Director $40,000 commencing June 1, 2006, continuing to January 31, 2007. The compensation will be $5000 per month.

In further recognition of Mr. Bar Ner's services, we granted a one time incentive payment of $20,000 and a one time stock grant of 800,000 shares.

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

In the nine months ended September 2006 we recorded stock-based compensation expense of $90,500 for the above directors and officer.

Note 7  Income Tax

At December 31, 2005, we had federal net operating loss carryforwards amounting to $18,053,000, which expire in 2021 through 2025. We have recorded a full valuation allowance against deferred tax assets (approximately $6,138,000 using a Federal tax rate of 34%) resulting from the net operating loss carryforwards, because we do not consider the realization of such deferred tax assets to be more likely than not.

The difference between the recorded income tax benefit and the computed tax benefit using a 34% Federal tax rate is:
                                                       Nine months ended:
                                                     2006             2005
                                                 ------------    -------------
Expected income tax (benefit)                    $   (20,100)     $(1,900,000)
Permanent difference                                       -          850,000
Increase (decrease)in valuation allowance             20,100        1,050,000
                                                 ------------    -------------
                                                 $         -     $          -
                                                 ============    =============

Note 8   Segment Information

In 2006, we operate only in the oil and gas business. As such we have only one segment and all of our operations as shown in the financial statements relate to that business.

In 2005, we operated in two segments, oil and gas operations and e-commerce. Through September 2006, our oil and gas assets, revenue and expense have been in Turkey. Stampville, which was inactive, operated in the U.S. Avenue Group, the headquarters operation, is in the U.S. IT Technology Inc PTY, which is inactive except for its contribution to headquarters operations, is in Australia. Segment data are:


                                      Oil & Gas               E-Commerce         Corporate        Consolidated
                                 --------------------         ------------     --------------   ------------------
September 30, 2005

Revenue, net                     $            23,312          $     9,418      $           -    $          32,730

Operating(loss)                  $       (2,434,978)          $    (1,262)     $  (3,683,562)   $      (6,119,802)

Depreciation & amortization      $            26,660                  -        $      144,200   $         170,860

Interest (expense) income, net                     -          $   (15,420)     $      (6,418)   $         (21,838)

Total assets                     $           273,651          $       -        $   1,999,087    $       2,272,738



Note 9   Subsequent Events

On Oct 18, 2006 Avenue Group, Inc. through its wholly owned subsidiary Avenue Energy, Inc. signed an agreement with Drilling Appalachian Corporation, ("DAC") to participate in drilling up to 10 gross wells in the Appalachian Basin.

DAC, located in Alma, West Virginia, holds lease interests in over 30,000 acres in Doddrige and Wetzel counties, West Virginia. The company operates over 160 producing oil and gas wells and associated gathering lines.

Pursuant to the agreement, DAC will drill and operate up to 10 new wells with well depths ranging from 3000 to 5500 feet. Avenue in most cases will hold an 80% working interest DAC will participate with a 20% working interest. Drilling is expected to commence shortly. Well costs will average between $250,000 to $298,000 per well and generally take ten to fourteen days to drill and complete. The success rate in this part of the Appalachian Basin has historically been in excess of 90% with initial production in the range of 40 to 100 mcfgd. Ultimate recoverable reserves have averaged 200 million cubic feet of gas per well.

The drilling program with DAC contemplates drilling and completing 2 wells in November and December of 2006 and approximately 8 wells in March through May of 2007.


In order to finance the obligations of the drilling program with DAC, Avenue formed Avenue Appalachia 2006 LP (2006 LP) for its West Virginia Drilling program.

The general terms of the partnership call for Avenue Group's oil and gas subsidiary, Avenue Energy, to be the general partner of the 2006 LP and to receive a 10% partnership share with its share rising to 20% after payout of capital invested.

The limited partners of the 2006 LP are expected to contribute $2.1 million for the drilling of 10 gross wells. Avenue has received a $1.5 million commitment from a private family trust. Other contributions to complete the program are being finalized.

On October 23, 2006, DAC informed us that it spudded the first well in the program. Drilling and completing this well took approximately 17 days.

Note 10  Restatement and Reclassification of Financial Statements

We determined that there were errors in our September 30, 2005, financial statements, as originally issued. Therefore, we have restated and reclassified the financial statements as explained below. We have prepared the restatement and reclassification in accordance with FASB Statement 154, Accounting Changes and Error Corrections. In our 2005 Form 10-K and our March 31 and June 30, 2006, Forms 10-Q, we restated our 2004 financial statements in a similar manner.

A. We recorded $6,763 operating expense which we previously had not recorded until December 31, 2005.

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

In the 2004 and September 2005 financial statements as originally issued we did not account for the contingency arrangement under which we may be required to relinquish Langley Park shares held in escrow. That contingency arrangement is a derivative which we account for at fair value as a contra to the escrowed shares, with changes in fair value recorded in our operations statement each period. The change in fair value resulted in $201,182 and $75,671 charges to operations for the quarter and nine months ended September 30, 2005, respectively. We compute the value of the contra as the value of the portion of the escrowed shares which would have to be returned to Langley if the price of our common stock on the valuation date were the price at the end of the two year escrow period. The escrow was in place until October 2006, when we returned to Langley the portion of these shares we were obligated to return under the contract.

C. We had previously concluded that an appropriate measure of the fair value of our investment in ROO Group, Inc. was 50% of quoted market price of the stock, because we owned a very large block of the stock and the trading of the stock was rather limited. We have now concluded that the best measure of the fair value is 100% of quoted market price. Therefore, in the December 31, 2004, restatement we increased the investment in ROO Group from 50% to 100% of the full market value by recording a $1,404,629 increase to investment in ROO Group and corresponding increases of $140,000 to gain on sale of discontinued operations related to the sale of 80,000 shares of ROO Group restricted stock and $1,159,629 to other comprehensive income/unrealized gain on marketable securities. Adjusting the gain on the sale of the Australian securities, the ROO Group securities, and the Langley Park securities resulted in a $147,507 decrease to Accumulated Other Comprehensive Income at September 30, 2005.

D. We paid part of an officer's compensation by transferring shares of ROO Group stock to the officer. As originally filed we recorded compensation expense at the market value of the shares transferred and credited the cost of the securities at the same value. We should have recorded a $40,875 gain on the disposition of the securities.

F. We originally had recorded a $1,057,575 impairment of the Karakilise 2 well in Turkey in the September 2005 quarter. We restated the impairment to properly record it in the June 2005 quarter.

G. We reclassified $165,611 to impairments to our Turkish oil property that previously had been classified as oil lease operating expense at September 30, 2005. On the original cash flow statement this amount had been classified erroneously as depreciation.

I. We reclassified $90,897 of interest payable from notes payable to accounts payable. This reclassification resulted in a change on the cashflow statement of $21,838.

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

O. In the restatement of our March 31, 2005, financial statements, we recorded an adjustment to charge accumulated other comprehensive income and credit gain on foreign currency translation by $47,416 to properly state the sale of our Australian securities.

P. For the quarter and nine months ended September 30, 2005, we reclassified $27,653 and $163,289 to lease operating expense which we had previously charged to general and administrative expense for charges from our Turkish lease operator.

Q. For the quarter and nine months ended September 30, 2005, we reclassified $3,194 and $9,655 to expired oil leases which we had previously charged to sales, general and administrative expense.

S. Rounding adjustment.

T. In the September 2005 cash flow statement we reclassified a $25,000 expenditure to investment in oil property.

U. As originally filed, we understated the gain on the sale of 250,000 shares of ROO Group stock by $55,456 because we measured the cost of the shares sold incorrectly.



Balance Sheet Amounts:                                        September 30, 2005
                                               As Previously                                  As
                                                 Reported        Adjustments               Restated
                                              --------------    -------------             -----------
 Assets
 Current assets:
   Cash and cash equivalents                  $      43,279           (6,763)      A      $    36,516
   Investment in Langley Park - net                 390,828          (75,672)      B          315,156
   Investment in ROO Group, Inc.                  1,346,419               (1)      S        1,346,418
   Investment in Australian marketable
   securities
   Other current assets                              13,288                -                   13,288
                                                                -------------             -----------
          Total current assets                    1,793,814          (82,436)               1,711,378
                                                                -------------             -----------
Developed oil and gas property - net                 97,422                -                   97,422
Undeveloped oil and gas property                    176,229                -                  176,229
                                                                -------------             -----------
          Total oil and gas property                273,651                -                  273,651
                                                                -------------             -----------
Furniture, fixtures and equipment - net              35,601                -                   35,601
                                                                -------------             -----------
Other assets:
   Note receivable                                  244,000                -                  244,000
   Other assets                                       8,108                -                    8,108
                                                                -------------             -----------
          Total other assets                        252,108                -                  252,108
                                                                -------------             -----------
          Total assets                        $   2,355,174     $    (82,436)             $ 2,272,738

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                           $     463,166           90,896      I, S    $   554,062
   Notes payable                                    340,897          (90,897)      I          250,000
                                                                -------------             -----------
          Total current liabilities                 804,063               (1)                 804,062
                                                                -------------             -----------
Oil asset retirement obligation                      56,057                -                   56,057
                                                                -------------             -----------
Stockholders' equity:

Common stock, par value $0.0002                      49,378                -                   49,378
Additional paid-in capital                       29,498,391        3,476,000     L,M,N     32,974,391
Deferred compensation                                (7,900)               -                   (7,900)
Accumulated deficit                             (29,018,294)      (3,303,908)     L, N    (32,322,202)
Accumulated other comprehensive income              973,479         (254,527) B,C,D,L,O,U     718,952
                                                                -------------             -----------
     Total stockholders' equity                   1,495,054          (82,435)               1,412,619
                                                                -------------             -----------
     Total liabilities and stockholders'
     equity                                   $   2,355,174     $    (82,436)             $ 2,272,738



Operations Statement Amounts:                                 Quarter Ended September 30, 2005
                                                As Previously                                    As
                                                  Reported       Adjustments                 Restated
                                              --------------    -------------             -----------
Revenue
     Oil sales                                $       8,327     $          -              $     8,327
     e-commerce                                       1,068                -                    1,068
                                                                                          -----------
          Total revenues                              9,395                -                    9,395

Expense:
     Cost of e-commerce sales                             -                -                        -
     Oil lease operating expense                     20,611           27,653       P           48,264
     Impairment loss, developed oil
     property                                     1,067,775       (1,057,575)      F           10,200
     Expired oil leases                                   -            3,194       Q            3,194
     Loss on sale of lease in oil well                    -                -                        -
     Compensation with option                             -                -                        -
     General and administrative expense             267,954          (51,749)     P,Q         216,205
                                                                -------------             -----------
          Total operating expense                 1,356,340       (1,078,477)                 277,863
                                                                -------------             -----------
          Income (loss) from operations          (1,346,945)       1,078,477                 (268,468)

Other income (expense):
     Gain (loss) on sale of marketable
     securities                                      21,535             (369)      C           21,166
     Interest expense                                (7,300)               1       S           (7,299)
     Loss on market value of Langley
     Park escrow                                          -         (201,182)      B         (201,182)
                                              --------------    -------------             -----------
          Net other income (loss)                    14,235         (201,550)                (187,315)
                                                                -------------             -----------
          Net income (loss)                   $  (1,332,710)    $    876,927              $  (455,783)


Operations Statement Amounts:                                 Nine Months Ended September 30, 2005
                                              As Previously                                    As
                                                Reported          Adjustments              Restated
                                              --------------    -------------             ------------
Revenue
     Oil sales                                $      23,312     $          -              $    23,312
     e-commerce                                       9,418                -                    9,418
                                              --------------                              -----------=
          Total revenues                             32,730                -                   32,730

Expense:
     Cost of e-commerce sales                         1,050                -                    1,050
     Oil lease operating expense                    165,611           (2,322)     G, P        163,289
     Impairment loss, developed oil
     property                                     1,387,532          165,611       G        1,553,143
     Expired oil leases                                                9,655       Q            9,655
     Loss on sale of lease in oil well              721,046                -                  721,046
     Compensation with option                                      2,500,000       M        2,500,000
     General and administrative expense           1,372,548         (168,199)    A,P,Q      1,204,349
                                              --------------    -------------             ------------
          Total operating expense                 3,647,787        2,504,745                6,152,532
                                              --------------                              ------------
          Income (loss) from operations          (3,615,057)      (2,504,745)              (6,119,802)

Other income (expense):
     Gain (loss) on sale of marketable
     securities                                      26,705          147,507     C,D,O        174,212
     Interest expense                               (21,839)               1       S          (21,838)
     Loss on market value of Langley
     Park escrow                                          -          (75,671)      B          (75,671)
                                                                -------------
          Net other income (loss)                     4,866           71,837                   76,703
                                              --------------                              ------------
          Net income (loss)                   $  (3,610,191)    $ (2,432,908)             $(6,043,099)



Cash Flow Statement Amounts:                                  Nine Months Ended September 30, 2005
                                              As Previously                                      As
                                                Reported         Adjustments                 Restated
                                              --------------    -------------             ------------
Cash Flow From Operating Activity:
Net loss                                      $  (3,610,191)    $ (2,432,909)             $(6,043,100)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  (Gain) loss on sale of lease of oil
   well                                             721,046               (1)      S          721,045
  Depreciation and amortization                     176,660         (165,611)      G           11,049
  (Gain) loss on decrease on escrow
   contingency Langley                                    -           75,671       B           75,671
  Impairment loss on oil and gas
  property                                        1,387,532          165,612      G, S      1,553,144
  Nonmonetary compensation                           26,000        2,500,000       M        2,526,000
  (Gain) loss on sale of Australian
  securities                                          8,531          (47,416)      O          (38,885)
  (Gain) loss on sale of Langley Park
  securities                                        (30,848)          (3,760)      B          (34,608)
  (Gain) loss on sale of Roo Group
  securities                                         (4,388)         (96,331)     D, U       (100,719)
  Amortization of deferred compensation             144,200                -                  144,200
Changes in operating assets and
  liabilities:
  Decrease(increase) in other current
  assets                                             (3,875)               -                   (3,875)
  Decrease(increase) in other assets                    117                -                      117
  (Decrease) increase in accounts
  payable and accrued expense                       333,574           46,837      I, T        380,411
  (Decrease) increase in notes payable               21,838          (21,838)      I                -
                                                                -------------             -----------
Net Cash Used In Operating Activity                (829,804)          20,254                 (809,550)
                                              --------------                              ------------
Cash Flow From Investing Activity:
  Investment in oil and gas property                      -          (25,000)      T          (25,000)
  Proceeds from sale of Australian
  marketable securities                              75,585                -                   75,585
  Proceeds from sale of Langley Park
  securities                                        643,397           (2,018)      B          641,379
  Proceeds from sale of Roo Group
  securities                                        125,000                -                  125,000
                                                                -------------             -----------
Net Cash Used In Investing Activity                 843,982          (27,018)                 816,964
                                                                -------------             -----------
Cash Flow From Financing Activity:
  Purchases of treasury stock                      (125,000)               -                 (125,000)
  Note receivable--VideoDome                         32,000                -                   32,000
                                                                -------------             -----------
Net Cash Provided By Financing Activity             (93,000)               -                  (93,000)
                                              --------------    -------------             ------------
Effect of foreign currency translation
on cash                                               1,987                1       S            1,988

Net Decrease In Cash                                (76,835)         (13,527)                 (83,598)
Cash At Beginning of Period                         120,114                -                  120,114
                                                                -------------             -----------
Cash At End of Period                         $      43,279     $     (6,763)             $    36,516


Comprehensive Income Statement Amounts:                       Nine Months Ended September 30, 2005
                                              As Previously                                      As
                                                Reported         Adjustments                 Restated

Net Loss                                      $  (3,610,191)    $ (2,432,908)             $(6,043,099)
Other comprehensive income net of tax:
    Unrealized gain (loss) on:
       Marketable securities                       (751,243)        (760,970)      B, C    (1,512,213)
       Foreign currency translation                      -            68,775     B, C, O       68,775
                                              --------------                              ------------
Other comprehensive loss                           (751,243)        (692,195)              (1,443,438)
                                              --------------    -------------             ------------
Comprehensive loss                            $  (4,361,434)    $ (3,125,103)             $(7,486,537)

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

OVERVIEW

We were incorporated in Delaware on February 2, 1999. On January 21, 2003 we changed our name from "I.T. Technology, Inc." to the "Avenue Group, Inc." to better reflect our broader strategic focus. We are engaged in oil and gas exploration and development through our wholly-owned operating subsidiary, Avenue Energy, Inc. (`Avenue Energy'). We also own approximately 50.1% of the common stock of Stampville.com, Inc., an inactive business. We have a wholly-owned Australian subsidiary, I.T. Technology Pty. Ltd.

We have limited sales and will require significant additional capital in the near term to support our operations and to implement our business strategies. During the nine months ended September 30, 2006, our activities were principally devoted to capital raising activities, and through our wholly-owned subsidiary Avenue Energy, reassessing our oil and gas activities in the Republic of Turkey, and the pursuit to acquire oil and gas exploration and production property in the US.

Operations in Turkey

As part of our shift to a broader strategic focus, during the second half of 2002 we began to consider acquisitions of and investments in oil and gas exploration and production entities. Avenue Energy, Inc. was formed to pursue his line of business. As discussed below, commencing in 2002, we acquired interests in various leases in Southeast Turkey; however, by September 21, 2006, we had relinquished all such interests, and we no longer have any interests in leases in Southeast Turkey.

In 2002 we entered into a Farmin and Participation Agreement with Sayer Group Consortium and Middle East Petroleum Services Limited. By the terms of the agreement we paid $250,000 and acquired an option that ultimately allowed us to participate in and acquire a 45% working interest in up to 31 exploration licenses and 2 production leases held by the members of the Sayer Group in Turkey, as well as the option to participate with a 45% interest in oil and gas properties or rights acquired by the Sayer Group in the future, so long as we continued to be an active right holder in an exploration or production lease with the Sayer Group.

In the quarter ended June 30, 2005 we paid $25,000 to extend the Gercus license in Turkey for one year. As of June 30, 2006, we allowed our interest in this license to expire. As of May 30, 2006 we allowed our 50% interest in the North Rubai licenses in Turkey to expire.

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

Avenue and AME held varying interests in the Karakilise licenses. On September 21, 2006, we relinquished our interest in these licenses pursuant to an Indemnification and Release Agreement entered into between Avenue Energy and AME, the operator of the licenses. Pursuant to such agreement, both Avenue Energy and AME agreed to terminate Avenue Energy's previous agreement, effective as of the date of the pevious agreement. AME released Avenue Energy from its obligation to make any payments to Aladdin under the previous agreement. In consideration for the release, Avenue Energy paid $50,000 to AME and transferred to AME the Subsidiary's 10.5% percentage interest in the Karakilise leases. Though Avenue Energy relinquished its rights to the Karakilise lease, it still retained its right to receive $379,999 in back cost from JKX's future production revenue from the Karakilise lease. As of September 30, 2006 $37,986 was paid with $342,013 the remaining balance.

Oil Sales Quantities and Prices

Quarter                              Oil Sales                         Average
Ended                                  In US$           Barrels        US$ Price
                                   ------------         --------       --------
September 30, 2006                 $      6,941              112       $  61.97
June 30, 2006                             8,802              143          61.70
March 31, 2006                            7,638              155          49.28
                                   ------------         --------       --------
Nine months ended
September 30, 2006                 $     23,381              410       $  57.03
                                   ============         ========       ========
December 31, 2005                  $      2,156               51       $  42.27
September 30, 2005                        8,327              174          47.86
June 30, 2005                             5,640              146          38.63
March 31, 2005                            9,345              282          33.14
                                   ------------         --------       --------
Full year 2005                     $     25,468              653       $  39.00
                                   ============         ========       ========
Full year 2004                     $     66,865            2,561       $  26.11

U.S. Operations
---------------

Appalachia
--------------

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

On October 18, 2006 Avenue Energy signed an agreement with Drilling Appalachian Corporation, ("DAC") to participate in the drilling of up to 10 gross wells in the Appalachian Basin. DAC, located in Alma, West Virginia, holds lease interests in over 30,000 acres in Doddrige and Wetzel counties, West Virginia. DAC operates over 160 producing oil and gas wells and associated gathering lines.

Pursuant to the agreement, DAC will drill and operate up to 10 new wells with well depths ranging from 3000 to 5500 feet. Avenue in most cases will hold an 80% working interest and DAC will participate with a 20% working interest. Well cost will average from $250,000 to $298,000 per well and generally take ten to fourteen days to drill and complete. The success rate in this part of the Appalachian Basin has historically been in excess of 90% with initial production in the range of 40 to 100 mcfgd. Ultimate recoverable reserves have averaged 200 million cubic feet of gas per well. The drilling program with DAC contemplates drilling and completing 2 wells in November and December of 2006 and approximately 8 wells in March through May of 2007.

In order to finance the obligations of the drilling program with DAC, Avenue formed Avenue Appalachia 2006 LP (the "2006 LP") for its West Virginia Drilling program. The general terms of the partnership call for Avenue Energy to act as the general partner of the 2006 LP receiving a 10% partnership share with its share rising to 20% after payout of capital invested. The limited partners of the 2006 LP are expected to contribute $2.1 million for the drilling of 10 gross wells. Avenue has received a $1.5 million commitment from a private family trust other contributions to complete the program are in the process of being finalized.

On October 23rd 2006, DAC informed us that it spudded the first well in the program. Drilling and completing this well took approximately 17 days.

On June 22, 2006, we entered into an agreement with Oil & Gas Management, Inc, ("OGM") to participate in the drilling of up to 15 gross wells in the Appalachian Basin. This agreement was terminated by mutual agreement prior to any wells being drilled.

Going forward, our strategy is to acquire a portfolio of oil and gas assets that include low risk oil and gas reserves internationally and the generation of low risk drilling opportunities in Appalachia and similar basins in the US

ROO
-------
On April 30, 2002, we reached an agreement with our then President and Chief Executive Officer, Mr. Robert Petty, pursuant to which Mr. Petty resigned from all positions with us to pursue the further development of ROO Group, Inc., a company owned and controlled by him (formerly ROO Media Corporation). ROO Group is a provider of digital media systems and technology. Pursuant to this agreement, we exercised an existing option to acquire a 25% equity interest in ROO Group and certain stock options previously granted to Mr. Petty and his affiliates became vested. In connection with the agreement, we recorded an $8,500 investment in ROO Group. Subsequently, in November, 2003, we made a further investment of $200,000 in ROO Group, enabling it to merge with the publicly traded Virilitec Industries, Inc. As a result, we owned 800,000 shares (approximately 25%) of common stock in the newly merged entity. ROO Group is operated independently and we exercise no managerial or operational control over ROO, nor do we intend to do so in the future. In October 2005 ROO Group reverse-split its stock fifty to one. We state ROO Group shares in this report post-split.

On September 10, 2004, we entered into an agreement with ROO Group for the sale of all our shares in our wholly-owned subsidiary, Bickhams Media, Inc., which holds 50% of the outstanding shares of VideoDome, in exchange for $300,000, and 80,000 shares of ROO Group's restricted common stock valued at $280,000, and ROO Group's assumption of an existing $288,000 promissory note of VideoDome. In addition, pursuant to the aforementioned agreement, ROO Group issued an additional 60,000 shares of its restricted common stock to us, in exchange for our termination of certain registration rights with respect to ROO Group shares we owned. As of September 30, 2006, we have collected all but $4,000 of the $288,000 VideoDome promissory note.

In November 2004 we assigned 16,790 shares of the common stock of ROO Group to one of our executive officers in lieu of compensation owed to him in the amount of $45,250. In February 2005 we transferred 250,000 shares of ROO Group common stock to a former officer in connection with severance arrangements.

In the first 2006 quarter, we sold 423,210 shares of ROO Group for $1,058,450. As of September 30, 2006, we own 140,000 shares of ROO Group.

Loan repayment
--------------------

In June and July 2004, we borrowed $200,000 for working capital purposes from Fawdon Investments, Ltd. The loan bore interest at the rate of nine percent (9%) per annum; the balance of principal and interest as of March 31, 2006 and December 31, 2005 was $231,971 and $227,471, respectively. On April 4, 2006 we paid off this loan.

We have incurred losses since inception, and management anticipates incurring substantial additional losses as we pursue our operational strategies. Going forward, we plan to seek low risk drilling opportunities in Appalachia and similar basins in the US, which we believe will generate income.

RESULTS OF OPERATIONS

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

During the nine months ended September 30 2006, our activity was principally devoted to capital formation, and oil and gas activity in the Republic of Turkey arising out of the Farmin Agreement between Avenue Energy and the Sayer Group Consortium. During the period, we generated net revenue of $61,368 versus $32,730 for the corresponding 2005 period. The change in revenue is primarily due to the reduction of our interest in the Karakilise license from 15% to 10.5%, the termination of our lease in Turkey and the discontinuance of our e-commerce business in 2005, offset by an increase in revenue we received from our agreement with JKX.

Operating expense for the nine months ended September 30 2006 decreased by $4,961,969 from $6,152,532 for the 2005 period to $1,190,563. This is predominantly a result of a reduction of impairment loss on oil property of $1,522,543 and the reduction of stock based compensation and option of $2,424,500.

Net loss for the nine months ended September 30 2006 decreased by $5,983,979 to $59,120 compared to a net loss of $6,043,099 (as restated) for the2005 period. The decrease was due to a decrease in operating expense of $4,961,969 as described above, and an increase in other income of $772,899, primarily due to an increase of $795,143 in gain on sale of marketable securities.

Liquidity and Capital Resources
---------------------------------------

We have generated operating losses from inception and continue to incur losses. For the nine months ended September 30, 2006, we had a net loss of $59,120 and a negative cash flow from operations of $821,994. At September 30, 2006, we had working capital of $336,525, an accumulated deficit of $32,363,454 and cash of $256,983.

To date, we have been dependent on the proceeds of private placements of our debt and equity securities and other financings in order to implement our operations. All of our working capital during the nine months ended September 30, 2006 was generated through the sale of our shares of Roo Group. In the period we sold 423,101 shares of ROO Group for $1,057,371. If we are unable to continue to generate cash through operations or through the sale of either our shares of Roo Group or our shares of Langley, our ability to operate may be materially and adversely affected.

We plan to rely on the proceeds from new debt or equity financing and the sale of securities to finance ongoing operations. During 2006, we intend to continue to seek additional capital in order to meet our working capital requirements. We can not assure that we will be successful in achieving such financing or raise sufficient capital to fund our operations and further development. We can not assurethat any such financing will be available to us on commercially reasonable terms, if at all. If we are not successful in sourcing significant additional capital in the near future, we will be required to significantly curtail or cease ongoing operations and consider alternatives that would have a material adverse affect on our business, results of operations and financial condition. In such event we may need to relinquish most, if not all of our ongoing oil and gas rights and licenses.


ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------------------

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to us is recorded, processed, summarized, and reported in a timely manner. We made no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

In February 2005 our former chief financial officer resigned. We have concluded that for a period from the time of his resignation until later in 2005 but ending prior to December 31, 2005, our disclosure controls and procedures were not effective under Rule 13a-15. We prepared our 2004 Form 10-KSB and our 2005 Form 10-QSB's during this period. We have concluded that as a result of our ineffective disclosure controls and procedures during this period, certain items in our 2005 financial statements and in the Form 10-QSB for the third quarter of 2005 were not accounted for under accounting principles generally accepted in the U.S. Accordingly, in this Form 10-QSB we have restated the financial statements for the September 2005 Form 10-QSB, in conformity with accounting principles generally accepted in the U.S. This restatement is discussed in more detail in Note 9 of the financial statements in this Report.

Our actions to cause our disclosure controls and procedures to be effective under Rule 13a-15 included:

1. The engagement of an experienced consulting CPA to ensure that our detail accounting procedures are performed in accordance with accounting principles generally accepted in the U.S. 2. The engagement of another experienced consulting CPA to ensure that our disclosure controls and procedures are effective under Rule 13a-15, and that our accounting is performed in accordance with accounting principles generally accepted in the U.S., and in compliance with the regulations of the U.S. Securities and Exchange

Changes in Internal Controls over Financial Reporting
-----------------------------------------------------------------

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which we a party or in which any director, officer or affiliate, any owner of record or beneficially of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of security holders during the quarter ended September 30, 2006.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit 31.1 - Certification of President and Chief Executive Officer, Levi Mochkin, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

Exhibit 32.1 - Certification of Chief Executive Officer, Levi Mochkin, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2006

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