Form 10KSB
period 2006-12-31
AVENUE GROUP INC
filed 2007-04-16
CIK 1100006

2

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2006

                        Commission File Number 000-30543

                               Avenue Group, Inc.

                 Delaware                                   98-0200077
                 State of Incorporation                     IRS ID No.

             405 Lexington Avenue, 26th Floor, New York, N.Y. 10174

                     Issuer's Telephone No.: (888) 612-4188

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    Common Stock, par value $.0002 per share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

Issuer's revenue for its most recent fiscal year was $61,368.

The aggregate market value of voting and non-voting common equity held by non-affiliates based on the last sale price on the over-the-counter market of the Registrant's common stock as of March 26, 2007, was approximately $1,400,000. There were approximately 93,000,000 outstanding shares of common stock held by non affiliates and 247,590,986 total outstanding shares of common stock as of March 26 , 2007

Except as expressly indicated to the contrary, references to "we," "us," or "our" contained in this Annual Report include Avenue Group, Inc. and/or our wholly owned subsidiaries.

                                     PART I

Item 1: Business

We were incorporated in Delaware on February 2, 1999 under the name I.T. Technology Inc. In January 2003, we changed our corporate name to Avenue Group, Inc. We are engaged in oil and gas exploration and development through our wholly-owned operating subsidiary, Avenue Energy, Inc. Avenue Energy owns 100% of Avenue Appalachia, Inc. ("AAI") Avenue Appalachia, Inc. has a 10% General Partner Interest and a 31.8% Limited Partner interest in Avenue Appalachia 2006 LP ("2006 LP").

From inception until November 2002, our primary business was in the technology sector via our investments in VideoDome Inc and Stampville.com Inc. VideoDome has since been sold to ROO Group Inc. (OTCBB:RGRP) (`ROO') and Stampville.com Inc operations are inactive.

During 2002, we determined to broaden our strategic focus and pursue a broader range of potential growth and investment strategies. As part of our shift to a broader strategic focus, in November 2002 we began to pursue acquisitions of and investments in oil and gas exploration and production property.

Our strategy is to acquire a portfolio of oil and gas assets. This includes the generation and acquisition of low risk drilling opportunities in Appalachia and similar basins in the US and to acquire entry-level high impact oil and gas reserves abroad.

Our business activities during 2006 were principally devoted to our oil and gas operations in the West Virginia area of the Appalachian Basin and our oil and gas operations in the Republic of Turkey, which we divested in September 2006.

The principal executive offices of the Company are located at 405 Lexington Avenue 26th Floor New York, NY 10174 and the telephone number is 888-612-4188 (facsimile 347-952-3683). The Company's web site is located at www.avenuegroupinc.com.

As of March 31, 2007, the Company employed 2 full-time employees, including 2 officers, and 3 part-time employees and/or consultants, including 1 director.

Risk Factors that May Affect Future Results

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you may lose all or part of your investment in our company.

We have a limited operating history upon which to evaluate our business prospects.

Until January 2007, only one of our oil and gas properties, the Karakilise-1 well, had generated any oil production revenue and that revenue had been utilized entirely to cover part of the cost of operating the well and infra-structure improvements at the Karakilise well. In September of 2006 we relinquished ownership of our interest in the Karakilise well to the operator in Turkey. We commenced U.S. oil and gas operations in 2006. We have limited revenues and have never operated profitably and we do not expect to operate profitably in the foreseeable future.

Our ability to generate operating profits will be contingent on the successful exploration and drilling of wells in which we have an interest.

We intend to concentrate most of our financial resources for the foreseeable future in the acquisition of rights and interests in oil and gas exploration and production, as well as the ongoing working capital requirements of our businesses and operations. We cannot assure that our oil and gas property will result in any successful wells being drilled and, if successful, the actual amount and timing of revenue we will receive with from the production. We will need significant additional capital in the near future to fund the further exploration activities and the further development of our oil and gas leases in Appalachia, our limited partner interest in the 2006 LP and elsewhere. Our failure to acquire this capital may also cause the loss of some or all of our limited partner interest in the 2006 LP, as well as the curtailment of our corporate activities which would have a material adverse effect on our business, operations and prospects.

We require additional financing to fully implement our plan of operations.

We have limited resources and we are dependent on debt or equity financing to finance our operations and for the acquisition of additional oil and gas properties. We may issue preferred stock with rights, preferences and privileges senior to those of our common stockholders, or if we issue additional equity securities or convertible debt securities, our existing stockholders may experience significant dilution.

We do not have "independent directors" that can provide meaningful oversight of our business.

Our Board of Directors consists of two members, one of whom is a member of management and the other of whom is a consultant to our company. We do not have an audit committee to oversee our financial reports and controls. In the existing corporate and regulatory environment, it has become increasingly difficult for small public companies such as ours to attract qualified independent outside directors. Consequently, we cannot state when, if ever, we will be able to add additional qualified outside directors to our Board of Directors. In addition, NASDAQ and the national securities exchanges require that a company wishing to be eligible for trading have one or more independent directors on its Board to serve on an audit committee.

The loss of the services of Levi Mochkin, our CEO, would harm our business.

Our business is directed by Levi Mochkin, our CEO. We would be seriously affected if Levi Mochkin was unable or unavailable to perform for any reason. We do not have key man or other insurance to protect against the death or disability of our Levi Mochkin.

We face significant competition from established and potential competitors in our business.

We face intense competition from a number of parties, many of whom have far greater resources and are devoting more time and resources to the exploration and exploitation of oil and gas. There is competition within the industry and also with other industries in supplying the energy and fuel needs of industry and individual customers. Avenue Energy competes with other firms in the sale or purchase of various goods or services in many national and international markets.

Industry, economic facts and market forces may adversely affect our oil and gas exploration and development, operations and earnings.

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

We have not established any proved reserves.

We have not yet discovered or acquired any proved oil and gas reserves . At such time, if ever, that we discover or acquire proved reserves, we cannot assure that we will realize the amounts estimated to be obtainable. Likewise, until such time, if ever, that we acquire additional leases we are unable to estimate any future revenue attributable to any reserves associated with the property subject to such licenses or leases. As a result, our actual revenue, if any, may be substantially different from any future estimates that we use in calculating reserve values. Many other factors over which we have little or no control might lower or preclude recovery from any property which is subject to a lease or an interest in a lease owned by us. These factors include acts of God, income tax laws, oil, gas and mineral prices, and the development of alternative energy sources. In addition, we cannot assure that we will be successful in finding new reserves or, if found, that production in quantities large enough to make the operation profitable will be possible.

Our oil and gas exploration and development operations and earnings depend on discovery or acquisition of economically recoverable oil and gas reserves.

Our success will in the near term depend on our ability to discover or acquire oil and gas reserves that are economically recoverable. We cannot assure that our wells will ever generate sufficient revenue to provide us with cash for our other activities or that the other wells which we may develop in Appalachia or elsewhere will result in the discovery of oil and gas at such locations or, if found, that the extraction of oil and gas from these locations will be commercially feasible. No proven reserves have been determined at any of the oil and gas licenses or leases where we hold interests. Unless we successfully explore, develop or acquire properties containing economically extractable reserves, our economic viability will be adversely affected.

None of our officers has technical training or expertise in petroleum engineering or geology.

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

The failure to fully identify potential problems related to the acquired oil and gas rights or interests or to properly estimate the value of such rights or interests may have a material adverse impact on us.

Because we do not own any other oil and gas rights or properties beyond our interests in the 2006 LP that owns interests in oil and gas leases and licenses and two wells in West Virginia, our current interests as well as any anticipated future growth (if any) other than through the exploitation of these rights and interests will be from acquisitions from third parties. Although Avenue Energy performed a review of the current acquisitions and anticipates performing a review with respect to future acquisitions, such reviews are inherently incomplete. It was not feasible and may not be feasible in the future to review in depth every individual property, right and interest involved in each acquisition. In addition, even a detailed review of records and property may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the property to assess fully their deficiencies and potential. Inspections have not been performed on every license and lease with respect to the current acquisitions and environmental or other problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, Avenue Energy may be required to assume certain environmental and other risks and liabilities in connection with acquired properties. There are numerous uncertainties inherent in estimating quantities of proved or probable oil and gas reserves and actual future production rates and associated cost with respect to acquired property, and actual results may vary substantially from those assumed in the estimates. The failure of Avenue Energy to generate substantial revenue from the 2006 LP may materially and adversely affect Avenue Energy's ability to proceed with its further plans for exploration and drilling and may have a materially adverse effect on our business and prospects, as a whole.

Operating hazards and uninsured risks with respect to the oil and gas rights or interests may have material adverse effects on our operations.

Acquisitions of oil and gas rights or properties are subject to all of the risks normally incident to the exploration for and the development and production of oil and gas, including blowouts, cratering, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental and operating risks. These hazards could result in substantial losses due to injury or loss of life, severe damage to or destruction of property and equipment, pollution and other environmental damage and suspension of operations. In addition, offshore operations are subject to a variety of operating risks peculiar to the marine environment, such as hurricanes or other adverse weather conditions, more extensive governmental regulation and interruption or termination of operations by governmental authorities based on environmental or other considerations. Neither we nor the owners of the oil and gas properties in which we have an interest is insured against these risks. The occurrence of a significant event against any of the oil and gas properties where we have an interest could have a material adverse affect on the owner/operator of the properties and could materially affect the continued operation of the affected owner/operator and could expose Avenue Energy and/or us to liability, as well.

A significant portion of our current assets consist of highly volatile equity securities which are thinly traded.

A significant portion of our current assets consist of highly volatile equity securities which are thinly traded. These securities are highly speculative, have share prices which are very volatile and have a high degree of risks. ROO is currently generating significant losses and has stated that it will be dependent on additional financing during the next twelve months. We cannot assure that ROO will be successful. Much of our working capital during 2006 has been generated through the sale of ROO and Langley Park Investment Trust ("Langley") shares (Our activity with Langley is discussed in financial statement Notes 2, 3 and 7 of this Annual Report). If we are unable to continue to generate cash through the sale of these securities our ability to operate may be materially and adversely affected.

The market price of our common stock may be affected by limited trading volume and may fluctuate significantly.

As of March 26, 2007, approximately 93,000,000, or approximately 39%, of our 247,590,986 outstanding shares of common stock are freely tradable in the public marketplace. We may file a registration statement for the sale of additional shares, or the resale of restricted shares by purchasers in our private placements, without the assistance of an underwriter. We cannot assure you that there will be a market for these additional shares. In addition, the immediate availability of a significant number of additional shares in the public marketplace through a public offering of our shares or the influx of Rule 144 shares from various parties who have acquired our shares in private placements may seriously and adversely affect the trading price and liquidity of our shares. The influx of additional shares of our common stock into the marketplace could also adversely affect an your ability to sell shares in short time periods, or possibly at all. The common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of the common stock without regard to our operating performance. In addition, we believe that factors such as fluctuations in our financial results or prospects and changes in the overall economy, the oil and gas exploration, drilling and production segment of the market or the condition of the financial markets could cause the price of the common stock to fluctuate substantially.

The sale of a significant number of shares of our common stock could cause a decline in the market price of our common stock.

As of March 26, 2007, approximately 93,000,000, or approximately 39%, of our 247,590,986 outstanding shares of common stock are freely tradable in the public marketplace. There is also an outstanding option to purchase up to 50,000,000 shares of our common stock at $.04 per share, which expires in April 2008. In addition, there are outstanding options and other vested commitments to issue in excess of an additional 12,950,000 shares of common stock. Given the limited market for our common stock, there is no guarantee that a public market will exist for all or even a significant portion of our outstanding restricted shares and the shares issuable upon the exercise of options or other commitments and the market price of the common stock could drop dramatically due to the sales of any significant amount of these shares or the perception that such sales could occur.

The public float as a percentage of the outstanding shares remains small, which may affect price and liquidity in the common stock for the foreseeable future. These factors could also make it more difficult to raise funds through future offerings of common stock and may seriously impact the market price for the common stock.

Our common stock is subject to the SEC's "penny stock" rules, which may make it more difficult for you to sell your shares.

Our common stock is deemed to be "penny stock" as that term is defined under SEC rules.. "Penny stocks" are equity securities with a market price below $5.00 per share other than a security that is registered on a national exchange; included for quotation on the Nasdaq system; or whose issuer has net tangible assets of more than $2,000,000 and has been in continuous operation for greater than three years. Issuers who have been in operation for less than three years must have net tangible assets of at least $5,000,000.

The "penny stock" rules require broker-dealers engaging in transactions in penny stocks, to first provide their customers with a series of disclosures and documents, including:

o a standardized risk disclosure document identifying the risks inherent in an investment in penny stocks;

o all compensation received by the broker-dealer in connection with the transaction;

o    current quotation prices and other relevant market data; and

o monthly account statements reflecting the fair market value of the securities. In addition, these rules require that a broker-dealer obtain financial and other information from a customer, determine that transactions in penny stocks are suitable for such customer and deliver a written statement to such customer setting forth the basis for this

o    determination.

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

Our certificate of Incorporation, by-laws and Delaware law contain provisions that could delay or prevent a change in control of our company and thereby limit the market price of our common stock.

 Our Certificate of Incorporation and bylaws contain provisions that could delay or prevent a change in control. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

Our stockholders may not be able to recover monetary damages from directors for certain actions.

Our Certificate of Incorporation contains a provision that eliminates personal liability of our directors for monetary damages which would be paid to us and our shareholders for certain breaches of fiduciary duties. As a result, our stockholders may be unable to recover monetary damages against our directors for their actions that constitute breaches of fiduciary duties, negligence or gross negligence.


Business Operations

We are engaged in investing and operating oil and gas property in the US and abroad.

Appalachian Basin

The Appalachian Basin is one of the country's oldest natural gas producing regions with historical production in excess of 46 tcf of gas from over 400,000 wells. In 2003, the National Petroleum Council estimated the basin still contained another 9 tcf of proved gas reserves and an additional 68 tcf of unproven gas reserves.

The Appalachian Basin spans more than seven states (NY, PA, OH, WV, KY, TN, AL) in the largest natural gas consuming region of the United States. The close proximity to major natural gas consuming markets in the northeastern United States results in lower transportation cost to these markets relative to natural gas produced in other regions, contributing to the premium pricing for Appalachian production relative to NYMEX.

Appalachian Basin Oil and Gas wells are characterized by long-lived reserves and predictable decline rates. During the first several years of production, wells in the Appalachian Basin generally experience higher initial production rates and decline rates which are followed by an extended period of significantly lower production rates and decline rates.

Wells in the Appalachian Basin typically have a high degree of step-out development success; that is, as development progresses, reserves from newly completed wells are reclassified from the proved undeveloped to the proved developed category and additional adjacent locations are added to proved undeveloped reserves. As a result, the cumulative amount of total proved reserves tends to increase as development progresses. Wells in the Appalachian Basin generally produce little or no water, contributing to a low cost of operation. In addition, most of the wells produce natural gas of pipeline quality which does not require further treatment before delivery to the receiving pipeline.

West Virginia

In October 2006, Avenue Energy entered into an agreement with Drilling Appalachian Corporation, ("DAC") to participate in the drilling of up to 10 gross wells in West Virginia.

DAC, an experienced West Virginia based operator, holds lease interests in over 30,000 acres in Doddridge and Wetzel counties, West Virginia, and operates over 160 producing oil and gas wells and associated gathering lines. The success rate in this part of the Appalachian basin has historically been in excess of 95% with initial production in the range of 10 to 100 mcfgd. Ultimate recoverable reserves have averaged 250 million cubic feet of gas per well.

Pursuant to the terms of the agreement, DAC committed to drill and operate up to 10 new wells with well depths ranging from 3000 to 5500 feet. Avenue in most cases will hold an 80% working interest and DAC will participate with a 20% working interest. Well cost is expected to average between $250,000 to $298,000 per well and generally take ten to fourteen days to drill and complete.

In order to meet its financial obligations under the agreement, Avenue formed a Limited Partnership called Avenue Appalachia 2006 LP ("2006 LP"), with Avenue's wholly owned subsidiary, Avenue Appalachia Inc. ("AAI") acting as the General Partner ("GP"). Avenue assigned the DAC agreement to the 2006 LP. In consideration of its assignment of the DAC contract and its services as GP, AAI received a 10% carried partnership interest in the 2006 LP, with its interest rising to 20% after payout of capital invested.

The limited partners of the 2006 LP are expected to contribute $2.2 million for the drilling of 10 gross wells. We have received a $1.5 million commitment from an unaffiliated private family trust for a 68.2% limited partner interest. AAI has taken up the remaining 31.8% limited partner interest and we are actively engaged in arranging the financing of the remaining limited partner interest, estimated to be approximately $700,000.

The first two wells of the program were drilled and completed in November and December, 2006. Both of the wells were drilled in Doddridge County. The first well open-flow tested at a rate of 335,000 cubic feet of gas per day and was connected to the pipeline on January 2, 2007. In the first two months of production the well produced at a selling rate of approximately 12,000 to 15,000 cubic feet of gas per day. Initial production has been lower than expected due to the accumulation of fluid near the wellbore. DAC has procured a service rig for a swabbing operation on the well. Once the well has been swabbed, DAC anticipates a significant increase in the production of the well, although we cannot assure that an increase will occur.

The second well open-flow tested at a rate of 225,000 cubic feet of gas per day. This well has been connected to Dominion's sales line and is waiting for Dominion to install a master meter in order for production to commence. The well is expected to go on stream in early April 2007 at approximately 35,000 to 50,000 cubic feet of gas per day, although we cannot assure that level of production.

The remaining 8 wells of the West Virginia program are expected to be drilled in May through June, 2007.

Republic of Turkey

In 2002 we entered into a Farmin and Participation Agreement with Sayer Group Consortium and Middle East Petroleum Services Limited, that allowed us to earn up to a 50% working interest in up to 31 exploration licenses and 2 production leases held by the members of the Sayer Group in Turkey.

Since initiating our activity in Turkey in 2002, three exploratory wells were drilled with only one, the Karakilise Nr 1, resulting in an initial production rate of approximately 400 Barrels of Oil Per Day ("BOPD"), which after an extended production test, declined to approximately 25 BOPD.

As drilling commitments on the licenses came due, we could elect to participate in the drilling commitments thereby enabling us to maintain our interest in the licenses, or we could elect to not participate in the drilling obligation, thereby losing our interest in the license.

After evaluation of the geophysical and geological data associated with the licenses listed below, Avenue elected not to participate in any attempt to extend its interest in the licenses or drill an initial well on any of the licenses and surrendered its interest:

Gercus
Avenue and AME held a 50% interest in the Gercus license. In the quarter ended June 30, 2005 we paid $25,000 to extend the Gercus license to June 30, 2006. As of June 30, 2006, we surrendered our interest to the operator.

North Rubai
Avenue and AME held a 50% interest in the North Rubai License. By the terms of the leases, an initial well had to be drilled by May 30th 2006. As of May 30, 2006, we surrendered our interest to the operator.

Killis
Avenue and AME held a 50% working interest in the Killis prospect. By the terms of the leases, an initial well had to be drilled by July 2005. As of July, 2006, we surrendered our interest to the operator.

Arpetete
Avenue and AME held a 50% working interest in the Arpetete prospect. By the terms of the leases, an initial well had to be drilled by November 30, 2005. As of November 30, 2006, we surrendered our interest to the operator.

Following the expiration of the licenses mentioned above and various revisions to the Farmin and Participation agreement, Avenue's remaining interest in Turkey was a 10.5% interest in the Karakilise licenses.

Karakilise
Drilled and completed in 2003, the Karakilise Nr 1, resulted in an initial production rate of approximately 400 BOPD, which after an extended production test, declined to approximately 25 BOPD. In drilling an offset well in 2005, the Karakilise Nr 2, Avenue and AME were joined by JKX Oil and Gas, an LSE listed British independent. After extensive testing, Karakilise Nr 2 was determined to be non-commercial and was abandoned.

In September 2006, we resolved to conclude and cease our oil exploration activities in southeast Turkey. As a result, Avenue Energy, Inc. and AME entered into a termination and indemnification agreement. As part of the terms of the agreement and in satisfaction of all of Avenue's outstanding obligations, Avenue paid $50,000 to AME and surrendered all of its interest in the Karakilise Licenses. The termination and indemnification agreement did not affect Avenue's right, pursuant to the terms of a previous farm-out agreement entered into by AME and Avenue with JKX Oil and Gas, to receive approximately $380,000 out of JKX's future production revenue from the Karakilise Licenses. As of December 31, 2006, $37,986 had been paid by JKX to Avenue, leaving a potential balance of $342,013.

Other Agreements

On June 22, 2006, we entered into an agreement with Oil & Gas Management, Inc, to participate in the drilling of up to 15 gross wells in Pennsylvania. The agreement was terminated by mutual agreement of the parties prior to any wells being drilled.

Other oil and gas activity

As part of our focus on opportunities in the Appalachian basin, we leased approximately 600 acres in the oil and gas production fairway of Western Pennsylvania. During 2007 we will evaluate the acreage acquired and depending on the results of our evaluation, determine whether or not to drill them.

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


Item 2: Description of Property

The net-well and net-acreage disclosures below at December 31, 2006, are consolidated with and report 100% of 2006 LP's interest. Avenue Appalachia, Inc. owns a 31.8% limited partner interest; an independent party owns a 68.2% limited partner interest. The limited partners own 90% of the interest in the partnership until payout of invested capital. Avenue Appalachia, Inc. owns the other 10% interest in the partnership as the general partner. The 10% general partner interest increases to 20% at payout of invested capital.

The tables below report details of our oil and gas operations.

                                 Gross Wells                 Net Wells
                                 Oil     Gas               Oil      Gas
                                 ---     ---               ---      ---
Completed wells                  0       2                 0        1.6
Wells in process of drilling     0       0                 0        0

Drilling activity

                                        Total                       US                      Turkey
                                                              West Virginia
                                2006    2005     2004     2006     2005    2004     2006     2005     2004
                                ----    ----     ----     ----     ----    ----     ----     ----     ----
Net productive
exploratory wells              1.60     0.11     0.15     1.60       0        0       0      0.11     0.15
Net dry exploratory
wells                             0     0.11       0        0        0        0       0      0.11       0
Net productive
development wells                 0       0        0        0        0        0       0        0        0
Net dry development
wells                             0       0        0        0        0        0       0        0        0

Productive wells and acreage

As of December 31, 2006 we had following productive wells and acreage

                                            US
                                         West Virginia
                                      Gross         Net
Productive wells
   Oil                                  0            0
   Gas                                  2          1.60
Developed acres                        144          115

Undeveloped Acreage

As of December 31, 2006 we held leases for undeveloped acreage located in the Appalachian Basin, West Virginia:

Gross undeveloped acreage  600 acres
Net undeveloped acreage    600 acres

Production

During 2005 and 2006 we owned working interests in oil and gas property in Turkey. Prior to 2005 we drilled two wells in Turkey which did not have proved reserves. We had limited production from one of the wells. As of December 31, 2006, we no longer retain interest in any properties in Turkey and have transferred to the operator or allowed to expire all of our interest in oil in gas property in Turkey.

The following table shows oil production information in 2006, 2005, and 2004 by geographic area:


                                        Total                       US                      Turkey
                                                             West Virginia
                               2006     2005     2004     2006     2005    2004     2006     2005     2004
                               ----     ----     ----     ----     ----    ----     ----     ----     ----
Oil production (barrels)         410     653     2561        0        0        0     410      653     2561
                                 ===     ===     ====        =        =        =     ===      ===     ====
Oil sales (in thousands) *     $  23   $  25    $  67     $  0     $  0     $  0   $  23    $  25    $  67
Less: production expense
  And tax (in thousands)         105     119       11        0        0        0     105      119       11
                                 ---     ---       --        -        -        -     ---      ---       --
Gross profit (in thousands)    $ (82)  $ (94)   $  56     $  0     $  0     $  0   $ (82)   $ (94)   $  56
Depletion expense
  (in thousands)               $   0   $   0    $   0     $  0     $  0     $  0   $   0    $   0    $   0
General and administrative
expense (in thousands)         $1181   $1134    $1876     $  0     $  0     $  0   $1181    $1134    $1876

Unit data (per barrel)
Average sales price
   of oil                      $57.03  $39.00   $26.11    $  0     $  0     $  0   $57.03   $39.00   $26.11

* In addition, in 2006 we received $37,987 from JKX Oil and Gas in connection with our right to receive approximately $380,000 out of JKX's future production revenue from the Karakilise Licenses in Turkey, by the terms of a farm-out agreement entered into by Aladdin Middle East Ltd. and us with JKX. See "Republic of Turkey" in Item 1 of this annual report.

                                       Total                         US                    Turkey
Average production
  expense                        256     183        4        0        0        0     256      183        4
Average gross profit            (199)  (1444)      22        0        0        0    (199)   (1444)      22
Average depletion expense          0       0        0        0        0        0       0        0        0
Average general and
administrative expense          2880    1738      732        0        0        0    2880     1738      732

We maintain office space at 752 Pacific St, Brooklyn, NY, provided to us at no charge by a former member of our Board of Directors, Mr. Shaya Boymelgreen. Our mailing address is 405 Lexington Avenue, 26th Floor, New York, NY 10174. We pay $175 per month for the mailing address.


Item 3: Legal Proceedings

We are currently not a party to any legal proceedings.


Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in during the fourth quarter of the fiscal year covered by this annual report.

PART II

Item 5: Market for Common Equity and Related Stockholder Matters

Our common stock is quoted through the NASDAQ Bulletin Board under the symbol "AVNU." To date, due in part to the small size of the public float on our shares, there has been a limited public market for the common stock and there can be no assurance that an active trading market for the common stock will develop. As a result thereof, the price of the common stock is subject to wide fluctuations and the current market price of the common stock may not be an accurate reflection of our value.

On October 4, 2002 our common stock began trading on the third market segment of the Frankfurt Stock Exchange under the symbol ITQ and the German Cusip number
(WKN) 722 861.

The following tables set forth, for the period indicated, the high and low sales prices per share for our common stock as reported on Quotemedia.com. These quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.



------------------------------------- ----------- ----------
Fiscal Year Ended December 31, 2006   High        Low
------------------------------------- ----------- ----------
First Quarter                         $0.055      $0.03
------------------------------------- ----------- ----------
Second Quarter                        $0.055      $0.021
------------------------------------- ----------- ----------
Third Quarter                         $0.04       $0.025
------------------------------------- ----------- ----------
Fourth Quarter                        $0.03       $0.017
------------------------------------- ----------- ----------

------------------------------------- ----------- ----------
Fiscal Year Ended December 31, 2005   High        Low
------------------------------------- ----------- ----------
First Quarter                         $0.09       $0.05
------------------------------------- ----------- ----------
Second Quarter                        $0.07       $0.04
------------------------------------- ----------- ----------
Third Quarter                         $0.045      $0.021
------------------------------------- ----------- ----------
Fourth Quarter                        $0.021      $0.025
------------------------------------- ----------- ----------

Shareholders

As of March 26, 2007 we had 86 shareholders of record.

Dividend Policy

It is the present policy of the Board of Directors to retain earnings for use in our business. We have not declared any cash dividends to our shareholders and we do not anticipate paying dividends in the foreseeable future.

Transfer Agent

The Transfer Agent and Registrar for our common stock is Transfer Online, Inc. Its address is 317 SW Alder Street, 2nd Floor Portland, Oregon 97204 and its telephone number at that location is 503-227-2950; Fax 503-227-6874.

Purchases of Equity Securities

None

Unregistered Sale of Equity Securities

None

Securities Authorized For Issuance Under Equity Compensation Plans

Number of shares authorized for issuance under plans approved by s tockholders: 2000 Amended and Restated Stock Option Plan: 15,000,000 shares

Number of shares authorized for issuance under plans not approved by stockholders: 54,500,000


Item 6: Management's Discussion & Analysis of Financial Condition and Results of Operations


         The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this report. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements based on current expectations and assumptions.

         Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section "Risk Factors" set forth in this report.

         The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the "bespeaks caution" doctrine. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.


In 2006 we refocused our efforts to investing and operating lower risk oil and gas assets in the US and divested of our oil and gas operations in the Republic of Turkey.

West Virginia

In October 2006, Avenue Energy entered into an agreement with Drilling Appalachian Corporation, ("DAC") to participate in the drilling of up to 10 gross wells in West Virginia.

DAC, an experienced West Virginia based operator, holds lease interests in over 30,000 acres in Doddridge and Wetzel counties, West Virginia, and operates over 160 producing oil and gas wells and associated gathering lines. The success rate in this part of the Appalachian basin has historically been in excess of 95% with initial production in the range of 10 to 100 mcfgd. Ultimate recoverable reserves have averaged 250 million cubic feet of gas per well.

Pursuant to the terms of the agreement, DAC committed to drill and operate up to 10 new wells with well depths ranging from 3000 to 5500 feet. Avenue in most cases will hold an 80% working interest and DAC will participate with a 20% working interest. Well cost is expected to average between $250,000 to $298,000 per well and generally take ten to fourteen days to drill and complete.

In order to meet its financial obligations under the agreement, Avenue formed a Limited Partnership called Avenue Appalachia 2006 LP ("2006 LP"), with Avenue's wholly owned subsidiary, Avenue Appalachia Inc. ("AAI") acting as the General Partner ("GP"). Avenue assigned the DAC agreement to the 2006 LP. In consideration of its assignment of the DAC contract and its services as GP, AAI received a 10% carried partnership interest in the 2006 LP, with its interest rising to 20% after payout of capital invested.

The limited partners of the 2006 LP are expected to contribute $2.2 million for the drilling of 10 gross wells. We have received a $1.5 million commitment from an unaffiliated private family trust for a 68.2% limited partner interest. AAI has taken up the remaining 31.8% limited partner interest and we are actively engaged in arranging the financing of the remaining limited partner interest, estimated to be approximately $700,000. Should the partnership drill no more wells, Avenue would be obligated to refund $76,091 to the unaffiliated private family trust.

The first two wells of the program were drilled and completed in November and December of 2006. Both of the wells were drilled in Doddridge County. The first well open flow tested at a rate of 335,000 cubic feet of gas per day and was connected to the pipeline on January 2, 2007. In the first two months of production the well produced at a selling rate of approximately 12,000 to 15,000 cubic feet of gas per day. Initial production has been lower than expected due to the accumulation of fluid near the wellbore. DAC has procured a service rig for a swabbing operation on the well. Once the well has been swabbed, DAC anticipates a significant increase in the production of the well, although we cannot assure that an increase will occur.

The second well open flow tested at a rate of 225,000 cubic feet of gas per day. This well has been connected to Dominion's sales line and is waiting for Dominion to install a master meter in order for production to commence. The well is expected to go on stream in early April 2007 at approximately 35,000 to 50,000 cubic feet of gas per day, although we cannot assure that level of production.

The remaining 8 wells of the West Virginia program are expected to be drilled in May through June of 2007.

Republic of Turkey

In 2002 we entered into a Farmin and Participation Agreement with Sayer Group Consortium and Middle East Petroleum Services Limited, that allowed us to earn up to a 50% working interest in up to 31 exploration licenses and 2 production leases held by the members of the Sayer Group in Turkey.

Since initiating our activity in Turkey in 2002, three exploratory wells were drilled with only one, the Karakilise Nr 1, resulting in an initial production rate of approximately 400 BOPD, which after an ex-tended production test, declined to approximately 25 BOPD.

As drilling commitments on the licenses came due, we could elect to participate in the drilling commit-ments thereby enabling us to maintain our interest in the licenses, or we could elect to not participate in the drilling obligation, thereby losing our interest in the license.

After evaluation of the geophysical and geological data associated with the licenses listed below, Avenue elected not to participate in any attempt to extend its interest in the licenses or drill an initial well on any of the licenses and surrendered its interest:

Gercus
Avenue and AME held a 50% interest in the Gercus license. In the quarter ended June 30, 2005 we paid $25,000 to extend the Gercus license to June 30, 2006. As of June 30, 2006, we surrendered our interest to the operator.

North Rubai
Avenue and AME held a 50% interest in the North Rubai License. By the terms of the leases, an initial well had to be drilled by May 30th 2006. As of May 30, 2006, we surrendered our interest to the operator.

Killis
Avenue and AME held a 50% working interest in the Killis prospect. By the terms of the leases, an initial well had to be drilled by July 2005. As of July, 2006, we surrendered our interest to the operator.

Arpetete
Avenue and AME held a 50% working interest in the Arpetete prospect. By the terms of the leases, an initial well had to be drilled by November 30, 2005. As of November 30, 2006, we surrendered our inter-est to the operator.

Following the expiration of the licenses mentioned above and various revisions to the farmin and partici-pation agreement, Avenue's remaining interest in Turkey was a 10.5% interest in the Karakilise licenses.

Karakilise
Drilled and completed in 2003, the Karakilise Nr 1, resulted in an initial production rate of approximately 400 BOPD, which after an extended production test, declined to approximately 25 BOPD. In drilling an offset well in 2005, the Karakilise Nr 2, Avenue and AME were joined by JKX Oil and Gas, an LSE listed British independent. After extensive testing, Karakilise Nr 2 was determined to be non-commercial and was abandoned.

In September 2006, we resolved to conclude and cease our oil exploration activities in southeast Turkey. As a result, Avenue Energy, Inc. and AME entered into a termination and indemnification agreement. As part of the terms of the agreement and in satisfaction of all of Avenue's outstanding obligations, Avenue paid $50,000 to AME and surrendered all of its interest in the Karakilise Licenses. The termination and indemnification agreement did not affect Avenue's right, pursuant to the terms of a previous farm-out agreement entered into by AME and Avenue with JKX Oil and Gas, to receive approximately $$380,000 out of JKX's future production revenue from the Karakilise Licenses. As of December 31, 2006 $37,986 was paid by JKX to Avenue, leaving a balance of $342,013.

Other Agreements

On June 22, 2006, we entered into an agreement with Oil & Gas Management, Inc, to participate in the drilling of up to 15 gross wells in Pennsylvania. The agreement was terminated by mutual agreement of the parties prior to any wells being drilled.

Other oil and gas activity

As part of our focus on opportunities in the Appalachian basin, we leased approximately 600 acres in the oil and gas production fairway of Western Pennsylvania. During 2007 we will evaluate the acreage acquired and depending on the results of our evaluation, whether to drill them or not.

During the next twelve months, our business plan contemplates that we further develop our oil and gas ac-tivities in the Appalchian Basin, specifically developing our leases in Pennsylvania and further the operations of the 2006 LP. To date we have been dependent on the proceeds of private placements of our debt and equity se-curities and other financings in order to implement our operations.

Results of Operations

Year ended December 31, 2006 compared to year ended December 31, 2005

During 2006, our activity was principally devoted to capital raising activities, oil and gas activities in the Republic of Turkey arising out of the Farmin Agreement between Avenue Energy and the Sayer Group Consortium, through our wholly-owned subsidiary Avenue Energy.

We generated $61,368 in revenue in the year ended December 31, 2006, versus $34,886 in the year ended December 31, 2005. The increase in revenue is primarily due to the receipt of 37,986 from JKK's production from the Karakilise lease.

The net loss for the year ended December 31, 2006 was $471,947 compared to a net loss of $6,025,230 for the year ended December 31, 2005. During the 2006 period selling, general and administrative expense decreased by $2,774,117, primarily due to a reduction in stock based compensation and consulting fees. Total operating expense for the year ended December 31, 2006 decreased by $5,218,474 from $6,634,381 in the previous year to $1,415,907. This is predominantly a result of a decrease in share based compensation of approximately $2,400,000, a reduction in impairment losses of approximately $1,533,000 and a reduction in loss on sale of oil lease of 721,046.


Liquidity and Capital Resources

We have generated losses from inception and anticipate that we will continue to incur significant losses until, at the earliest, we can generate sufficient revenue to offset the substantial up-front capital expenditures and operating cost associated with establishing, attracting and retaining a significant business base. We have a net loss of $471,947 and a negative cash flow from operations of $1,000,831 for the year ended December 31, 2006, and an accumulated deficit of $32,776,279 as of December 31, 2006. We can not assure that we will be able to generate significant revenue or achieve profitable operations.

The capital requirements relating to implementation of our business plan will be significant. As of December 31, 2006, we had cash of $76,187 and a working capital of $235,795 versus $261,718 in cash and working capital of $1,756,223 as of December 31, 2005. In addition to cash, a significant portion of our current assets consist of our investments in shares of ROO, which is a highly volatile equity security which is thinly traded. Much of our working capital during 2006 to date has been generated through the sale of Langley and ROO shares. If we are unable to continue to generate cash through the sale of these securities our ability to operate may be materially and adversely affected.

Our cash and cash equivalents decreased by $185,531 from $261,718 as of December 31, 2005, to $76,187 as of December 31, 2006. The decrease in cash and cash equivalents was due to the loss in operations offset by proceeds from the sale of Roo Group.


During the next twelve months, our business plan contemplates that we further develop our oil and gas activities. To date we have been dependent on the proceeds of private placements of our debt and equity securities and other financings in order to implement our operations.

Management plans to rely on the proceeds from new debt or equity financing and the sale of shares held by it to finance its ongoing operations. During 2007, we intend to continue to seek additional capital in order to meet our cash flow and working capital. There is no assurance that we will be successful in achieving any such financing or raise sufficient capital to fund our operations and further development. There can be no assurance that any such financing will be available to us on commercially reasonable terms, if at all. If we are not successful in sourcing significant additional capital in the near future, we will be required to significantly curtail or cease ongoing operations and consider alternatives that would have a material adverse affect on our business, results of operations and financial condition. In such event we may need to relinquish most, if not all of our ongoing oil and gas rights and licenses.

A Significant Portion of Our Current Assets Are In Highly Volatile Equity Securities Which Are Thinly Traded

Much of our working capital during 2006 and 2005 has been generated through the sale of Langley and ROO shares. If we are unable to continue to generate cash through the sale of either or both of these securities our ability to operate may be materially and adversely affected.

We anticipate requiring significant additional capital in order to fund Avenue Energy's anticipated oil and gas related activities in Appalachia, the acquisition and exploration of oil and gas leases and licenses located elsewhere and to fund corporate overhead expenditures during 2007. In order to meet these capital requirements we are currently considering a number of strategies, including seeking additional financing through the sale of debt and equity securities. There can be no assurance that sufficient financing will be available to us, or if available, that it will be available on commercially reasonable terms. If we are not successful in sourcing additional capital we may have to significantly curtail our oil and gas activities and reduce corporate activities, all of which would have a material adverse effect on our business and operations in 2007.

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

The carrying amount of our oil and gas property and impairment losses related to the property.

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

We utilized the following material assumptions in making the above estimates:

In 2005, we recorded an impairment loss of $1,563,343 as a result of our review of our remaining property in Turkey. In 2004, we had recorded an impairment losses of $2,128,126 in connection with licenses that had either lapsed or been relinquished. Based on production and other data available at December 31, 2004, we had concluded that the December 31, 2004, carrying amount of our oil property, after the impairment losses, was properly stated. However, with the production and other data obtained during 2005, we concluded in 2005 that we needed to record an additional impairment loss.

The above estimates involve the following uncertainties:

The remaining carrying value of the oil and gas property has uncertainty in that it is dependent on the results of our future exploration and development of the property. The variability in potential future earnings and cash flow of the property is quite wide and cannot be predicted.

The facts and circumstances underlying our critical estimates of do not compare to those associated with past estimates because we had taken impairment charges on our Turkish oil and gas property prior to the 2005 charges. The charges prior to 2005 were made based on significantly different facts and circumstances than the 2005 charge.


We have changed assumptions and estimates in the past when facts and circumstances have called for such changes such as the recording of the 2005 and 2004 impairment charges on our Turkish oil and gas property discussed above. During 2005 prior to recording the charge the facts and circumstances had caused us to conclude that we had no impairment. At the time we recorded the charge the facts and circumstances had changed as reported above, such that we recorded the charge as reported above. Additional details of the 2005 impairment charge are discussed in Results of Operations, above, and in financial statement Note 4.

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of Statement No. 109, Accounting for Income Taxes. FIN 48 sets standards to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes. Specifically, FIN 48 addresses the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained. FIN 48 is effective for years beginning after December 15, 2006. Upon adoption of FIN 48, the cumulative effect will be reported as an adjustment to the opening balance of retained earnings at January 1, 2007. We adopted FIN 48 effective January 1, 2007. We believe the Interpretation will have no material impact on our financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that year. We believe this Statement will have no material impact on our financial statements once adopted.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 7: Financial Statements

Item 7. Financial Statements and Supplementary Data.


Avenue Group, Inc.
December 31, 2006

Report of Independent Registered Public Accounting Firm             F-2

Balance Sheet                                                       F-3

Operations Statement                                                F-4

Stockholders' Equity Statement                                      F-5

Cash Flow Statement                                                 F-6

Comprehensive (Loss) Statement                                      F-7

Financial Statement Notes                                           F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors
Avenue Group, Inc. and Subsidiaries (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Avenue Group, Inc. and Subsidiaries (a development stage company) as of December 31, 2006 and the related consolidated operations statement, cash flow statement, comprehensive gain (loss) statement, and stockholders' equity statement for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and the results of their operations and their cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses as more fully described in Note 2. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                               /s/Sherb & Co., LLP
                                  Certified Public Accountants
New York, New York
April 12, 2007

                       Avenue Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                          (A Development Stage Company)

                                                              December 31,
                                                                  2006
                                                           -----------------
ASSETS:
CURRENT ASSETS:
      Cash                                                 $         76,187
      Marketable securities                                           1,504
      Investment in Langley Park                                    210,555
      Investment in ROO Group, Inc.                                 427,000
      Other current assets                                            6,697
                                                           -----------------

          TOTAL CURRENT ASSETS                                      721,943
                                                           -----------------

OIL AND GAS PROPERTY (Successful efforts method),
 at cost
      Unproved developed oil and gas property                       447,456
      Unproved undeveloped oil and gas property                       9,200
                                                           -----------------

          TOTAL OIL AND GAS PROPERTY                                456,656
                                                           -----------------

EQUIPMENT, net                                                        1,887
                                                           -----------------

OTHER ASSETS                                                          8,108
                                                           -----------------

TOTAL ASSETS                                               $      1,188,594
                                                           =================


LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
      Accounts payable and accrued expenses                $        442,148
      Notes payable                                                  50,000
                                                           -----------------

              TOTAL CURRENT LIABILITIES                             492,148

ASSET RETIREMENT OBLIGATION                                          12,256

MINORITY INTEREST                                                   375,000

STOCKHOLDERS' EQUITY:
      Preferred stock, $.001 par value, 25,000,000
          shares authorized, none issued, and outstanding                 -
      Common stock, $.0002 par value, 500,000,000
          shares authorized, 247,590,986  issued and
          outstanding                                                49,518
      Additional paid - in capital                               33,075,751
      Accumulated other comprehensive income (loss)                 (39,800)
      Deficit accumulated prior to development stage             (7,934,508)
      Deficit accumulated during the development stage          (24,841,771)
                                                           -----------------

TOTAL STOCKHOLDERS' EQUITY                                          309,190
                                                           -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $      1,188,594
                                                           =================


                 See notes to consolidated financial statements

                       Avenue Group, Inc. and Subsidiaries
                        Consolidated Operations Statement
                          (A Development Stage Company)


                                                                                                  Cumulative
                                                                                                    during
                                                                                                 development
                                                                                                    stage
                                                                                               January 1, 2003
                                                                                                      to
                                                                   Year ended December 31,     December 31, 2006
                                                               -------------------------------------------------
                                                                  2006              2005         (Unaudited)

Revenue:
      Oil sales                                                $    61,368     $        25,468   $      311,383
      e-commerce sales                                                   -               9,418           60,072
                                                               ------------    ---------------------------------
                                                                    61,368              34,886          371,455
                                                               ------------    ---------------------------------

Expense:
      Cost of e-commerce sales                                           -               1,050           16,348
      Oil lease operating expense                                  104,915             119,235          234,974
      Impairment loss, developed oil property                       30,600           1,563,343        4,908,348
      Impairment loss, undeveloped oil property                          -                   -          267,018
      Expired oil leases                                                 -             175,198          175,198
      Loss on sale of oil lease                                          -             721,046          721,046
      Share-based compensation                                           -                                    0
      Sales, general and administrative                          1,280,392           4,054,509        9,931,328
                                                               ------------    ---------------------------------


           Total operating expenses                              1,415,907           6,634,381       16,254,260
                                                               ------------    ---------------------------------

           (Loss) from operations                               (1,354,539)         (6,599,495)     (15,882,805)

Other income (expense):
      Gain on settlement of oil lease                              166,996                   -          166,996
      Gain on sale of marketable securities                        947,070             511,462        1,458,532
      Gain (loss) on change in market value of
            Langley Park escrow contingency                       (221,416)             98,769         (122,647)
      Interest income                                               13,249                   -           13,249
      Interest expense                                             (23,307)            (35,966)      (1,378,077)
      Other income                                                       -                   -           53,516
      Impairment loss on Langley Park                                    -                   -      (10,003,318)
                                                               ------------    ---------------------------------
           Total other income (expense)                            882,592             574,265       (9,811,749)
                                                               ------------    ---------------------------------

Net income (loss) from continuing operations                      (471,947)         (6,025,230)     (25,694,554)
                                                               ------------    ---------------------------------

      Gain on sale of discontinued operations                            -                   -          724,874
      Income from discontinued operations                                -                   -          127,909
                                                               ------------    ---------------------------------
      Total income from discontinued operations                          -                   -          852,783
                                                               ------------    ---------------------------------

      Net loss                                                 $  (471,947)    $    (6,025,230)  $  (24,841,771)
                                                               ============    =================================

Basic and fully diluted income (loss) per common share         $     (0.00)    $         (0.02)  $        (0.11)
                                                               ============    =================================


Weighted average number of common shares outstanding -
      Basic and fully diluted                                  247,472,219         247,758,931      225,351,637
                                                               ============    =================================



                 See notes to consolidated financial statements

                      Avenue Group, Inc. and Subsidiaries
                   Consolidated Stockholders' Equity Statement
                          (A Development Stage Company)


                                                       Common stock
                                 Common Stock          to be issued
                            ------------------- ---------------------
                                                                                 Accumulated
                                                                      Additional     Other
                                                                      Paid-In    Comprehensive  Deferred   Accumulated
                              Shares    Amount    Shares     Amount   Capital    Income(Loss) Compensation   Deficit       Total
                            ----------- ------- ---------- ---------- ----------- ----------- ----------- ------------- ------------
Balance at December 31,
 2002                       176,242,503  35,249    650,000    258,750  11,552,147    (49,384)   (295,000)   (7,934,508)   3,567,254
Issuance of shares in
 private placement for cash  17,617,001   3,523          -          -   3,198,000          -           -             -    3,201,523
Shares issued to placement
 agent previously shares to
 be issued                      250,000      50   (250,000)  (158,750)    158,700          -           -             -            -
Beneficial conversion
 feature on convertible
 debt                                 -       -          -          -   1,300,000          -           -             -    1,300,000
Issuance of shares in
 exchange for convertible
 debt                         8,666,667   1,733          -          -   1,298,267          -           -             -    1,300,000
Issuance of shares from the
 exercise of options          1,000,000     200          -          -      99,800          -           -             -      100,000
Issuance of shares for
 services                       200,000      40          -          -     109,561          -           -             -      109,601
Shares to be issued                   -       -  3,506,666    486,000           -          -           -             -      486,000
Amortization of deferred
 compensation for previously
 granted options and common
 stock for consulting                 -       -          -          -           -          -     295,000             -      295,000
Granting of 150,000 stock
 options for services                 -       -          -          -      21,000          -     (16,800)            -        4,200
Comrehensive Loss                     -       -          -          -           -          -           -             -            -
Net Loss                              -       -          -          -           -          -           -    (4,691,177)  (4,691,177)
Foreign currency translation          -       -          -          -           -     18,357           -             -       18,357
Unrealized gain on Australian
 marketible securities                -       -          -          -           -     57,227           -             -       57,227
Comrehensive Loss                                                                                                        (4,615,593)
                            ----------- ------- ---------- ---------- ----------- ----------- ----------- ------------- ------------
Balance at December
31, 2003                    203,976,171  40,795  3,906,666    586,000  17,737,475     26,200     (16,800)  (12,625,685)   5,747,985
Issued 2,000,000 shares
to K & K Plastics             2,000,000     400 (2,000,000)  (300,000)    299,600          -           -             -            -
Issued 1,906,666 shares
to Alore, LTD-(Kashet
Ltd.)                         1,906,666     380 (1,906,666)  (286,000)    285,620          -           -             -            -
Granted 6,750,000 options
to Steve Gordon                       -       -          -          -   1,012,500          -  (1,012,500)            -            -
375,000 options vest to
Steve Gordon                          -       -          -          -           -          -      56,250             -       56,250
Options vest to Steve
Gordon                                -       -          -          -           -          -     843,750             -      843,750
Options vest to Daniel
Aharonoff for services                -       -          -          -           -          -      12,600             -       12,600
Issued 48,458,149 shares to
Langley Park Investment
Trust                        48,458,149   9,692          -          -  10,990,308          -           -             -   11,000,000
Granted 300,000 options to
MacReport.net                         -       -          -          -           -          -     (18,000)            -      (18,000)
Issued 150,000 shares to
MacReport.net                   150,000      30          -          -      17,970          -           -             -       18,000
Options vest to
MacReport.net                         -       -          -          -           -          -         600             -          600
Value of  the registration
rights of 3,000,000 shares
of ROO Group received for
termination of registration
agreement                             -       -          -          -     210,000          -           -             -      210,000
Net loss for 2004                     -       -          -          -           -          -           -   (13,653,417) (13,653,417)
Foreign currency translation
gain                                  -       -          -          -           -     15,119           -             -       15,119
Unrealized gain on
 marketable securities                -       -          -          -           -  2,121,074           -             -    2,121,074
                            ----------- ------- ---------- ---------- ----------- ----------- ----------- ------------- ------------
Balance at December 31,
2004                        256,490,986  51,297          -          -  30,553,473  2,162,393    (134,100)  (26,279,102)   6,353,961
 Retirement of treasury
 stock                      (10,000,000) (2,000)         -          -    (123,000)         -           -             -     (125,000)
Issuance of options
  Deferred compensation               -       -          -          -      18,000          -     (18,000)            -            -
  Non-deferred compensation           -       -          -          -       3,000          -           -             -        3,000
Amortization of options               -       -          -          -           -          -     151,100             -      151,100
Issuance of stock for
services                        400,000      81          -          -      25,918          -           -             -       25,999
Equity based compensation             -       -          -          -   2,500,000          -           -             -    2,500,000
Reduction in unrealized
component of marketable
securities
     Investment in ROO                -       -          -          -           -   (858,087)          -             -     (858,087)
     Investment in Langley            -       -          -          -           -   (108,220)          -             -     (108,220)
     Australian securities            -       -          -          -           -    (47,416)          -             -      (47,416)
Reduction in comprehensive
income due to foreign
exchange rate tranlation              -       -          -          -           -    (41,461)          -             -      (41,461)
Net loss for 2005                     -       -          -          -           -          -           -    (6,025,230)  (6,025,230)
                            ----------- ------- ---------- ---------- ----------- ----------- ----------- ------------- ------------
Balance at December 31,
2005                        246,890,986  49,378          -          -  32,977,391  1,107,209      (1,000)  (32,304,332)   1,828,646

Issuance of options                   -       -                            71,000          -           -             -       71,000
Amortization of options               -       -                                 -          -       1,000             -        1,000
Issuance of stock for
 compensation                   700,000     140                            27,360          -           -             -       27,500
Reduction in unrealized
 component of marketable
 securities                           -       -                                 - (1,209,717)          -             -   (1,209,717)
Reduction in comprehensive
 income due to foreign
 exchange rate translation            -       -                                 -     62,708           -             -       62,708
 Loss for 2006                        -       -                                 -          -           -      (471,947)    (471,947)
                            ----------- ------- ---------- ---------- ----------- ----------- ----------- ------------- ------------
Balance at December 31,
 2006                       247,590,986 $49,518          - $        - $33,075,751 $  (39,800) $        -  $(32,776,279) $   309,190
                            =========== ======= ========== ========== =========== =========== =========== ============= ============

                 See notes to consolidated financial statements
                                       F-5

                       Avenue Group, Inc. and Subsidiaries
                        Consolidated Cash Flow Statement
                         ( A Development Stage Company)

                                                                                 Cumulative
                                                                                   during
                                                                                 development
                                                                                    stage
                                                                                January 1, 2003
                                                                                     to
                                                      Year ended December 31,  December 31, 2006
                                                    --------------------------  --------------
                                                       2006          2005        (Unaudited)
Cash Flow From Operating Activity:
Net income (loss)                                    $ (471,947)  $ (6,025,230)   (24,841,771)
    Income from discontinued operations                       -             -        (127,909)
    Gain on sale of discontinued operations                   -             -        (724,874)
                                                    ------------  ------------  --------------
Loss from continuing operations                        (471,947)   (6,025,230)    (25,694,554)
Adjustments to reconcile net loss to net cash
 used in operating activities:
    Depreciation                                          1,212        10,725          45,749
    Impairment loss on investment in Langley
     Park securities                                          -             -      10,003,318
    Impairment loss on developed oil property            30,600     1,563,343       5,175,366
    Gain on settlement of oil leases                   (166,996)            -        (166,996)
    Expired oil leases                                        -       175,198         175,198
    Loss on sale of oil lease                                 -       721,046         721,046
    Loss on redemption of Langley stock                 221,416       (98,769)        122,647
    Gain on sale of Australian securities                     -       (38,885)        (38,885)
    Gain on sale of Langley Park securities                   -       (34,721)        (34,721)
    Gain on sale of ROO Group securities               (947,070)     (437,856)     (1,384,926)
    Interest related to convertible debentures                                      1,300,000
    Share-based compensation                             98,500     2,529,000       3,931,500
    Amortization of deferred compensation                 1,000       151,100         152,100
    Changes in operating assets and
     liabilities:
       Decrease in accounts receivable                        -             -          61,920
       (Increase) decrease in prepaid expenses                -             -          (4,906)
       (Increase) decrease in other current
        assets                                           54,485       (55,075)           (590)
       (Decrease) in other assets                             -        (3,883)         (3,883)
       Increase in accounts payable and accrued
        expenses                                        181,709       300,242         544,869
       Increase in accretion of oil asset
        retirement obligation                            17,416         6,880          24,296
       Net assets of discontinued operations                  -             -         (28,659)
                                                    ------------  ------------  --------------
Net Cash Used In Operating Activity:                   (979,675)   (1,236,885)     (5,100,111)
                                                    ------------  ------------  --------------

Cash Flow From Investing Activity:
Investment in oil and gas property                     (456,656)            -      (4,548,258)
Investment in Roo Group, Inc.                                 -             -        (208,500)
Proceeds from investor in joint venture                 375,000             -         375,000
Purchases of fixed assets                                     -             -         (35,093)
Settlement on oil leases                                (50,000)            -         (50,000)
Proceeds from sale of  marketable securities              9,802             -           9,802
Proceeds from sale of Langley Park securities            57,286       654,975         712,261
Proceeds from sale of ROO Group Inc. securities       1,057,370       490,806       1,548,176
Proceeds from sale of Australian marketable
 securities                                                   -        75,585         130,505
                                                    ------------  ------------  --------------
Net Cash Provided by (Used in) Investing
  Activity:                                             992,802     1,221,366      (2,066,107)
                                                    ------------  ------------  --------------

Cash Flow From Financing Activity:
Proceeds of notes receivable                                  -       272,000         485,975
Payment of notes payable                               (200,000)            -        (700,000)
Proceeds from issuance of convertible debt                    -             -       1,300,000
Proceeds from stock to be issued                              -             -         486,000
Proceeds from issuance of stock options                       -             -         100,000
Purchases of treasury stock                                   -      (125,000)       (125,000)
Proceeds received from issuance of common
 stock, net                                                   -             -       3,501,524
                                                    ------------  ------------  --------------
Net Cash Provided by (Used in) Financing
 Activity:                                             (200,000)      147,000       5,048,499
                                                    ------------  ------------  --------------

Effect of foreign currency translation on cash            1,342        10,123          46,131
                                                    ------------  ------------  --------------

Net (decrease) increase in cash                        (185,531)      141,604      (2,071,588)
Cash at beginning of period                             261,718       120,114       2,147,775
                                                    ------------  ------------  --------------

Cash at end of period                                  $ 76,187   $   261,718   $      76,187
                                                    ============  ============  ==============


Supplemental cash flow information

Cash paid for interest                              $    33,535                 $      33,535
Cash paid for taxes                                 $         -   $         -   $           -


Issuance of 48,458,149 shares of common stock
 for investment in Langley Park securities          $         -   $         -   $  11,000,000
Additional paid in capital for value of
 termination of registration agreement              $         -   $         -   $     210,000
Sale of Bickhams Media ( a formerly wholly
 owned subsidiary)                                  $ -       -   $         -   $     588,000

                 See notes to consolidated financial statements

                       Avenue Group, Inc. and Subsidiaries
               Consolidated Comprehensive Income (Loss) Statement
                         ( A Development Stage Company)


                                                                                        Cumulative
                                                                                        development
                                                                                           stage
                                                                                      January 1, 2003
                                                                                            to
                                                     Year ended December 31,          December 31, 2006
                                                -----------------------------------   ----------------
                                                     2006                2005           (Unaudited)
 Net (Loss)                                     $     (471,947)     $   (6,025,230)   $   (24,841,771)
 Other comprehensive income (loss),
       net of tax related effects:
 Unrealized gain (loss) on:
       marketable securities                         1,209,717            (966,307)         2,421,711
       foreign currency translation                    (62,708)            (88,877)          (118,109)
                                                ---------------     ---------------   ----------------
 Other comprehensive gain (loss)                     1,147,009          (1,055,184)         2,303,602
                                                ---------------     ---------------   ----------------

  Comprehensive Income (loss)                   $      675,062      $   (7,080,414)   $   (22,538,169)
                                                ===============     ===============   ================


                 See notes to consolidated financial statements

                       Avenue Group, Inc. and Subsidiaries
                          (A Development Stage Company)
                            Financial Statement Notes
                                December 31, 2006

Note 1.  Company Background and Business Plan

Avenue Group, Inc. (`Avenue' or the `Company') was incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development through our wholly-owned operating subsidiary, Avenue Energy, Inc. Avenue Energy owns 100% of Avenue Appalachia, Inc. In 2006, we started Avenue Appalachia, Inc. (`AAI'), a Deleware company. AAI has a 10% General Partner Interest and a 31.8% Limited Partner interest in Avenue Appalachia 2006 LP ("2006 LP"), a partnership formed in 2006. (see Note 4). We also own as of December 31, 2006, and 50.1% of the common stock of Stampville.com, Inc.("Stampville"), an inactive business. We have a wholly-owned subsidiary, I.T. Technology Pty. Ltd. (`IT Tech').

In our oil and gas exploration and production activity, we commenced U.S. operations in November 2006. In July 2006 we relinquished our Turkish property to the property operator (See Note 4).


Note 2.  Summary of Significant Accounting Policies


A.  Principles of Consolidation


Our financial statements are consolidated to include the accounts of Avenue Group, its wholly-owned subsidiaries Avenue Energy, Inc., Stampville, I.T. Technology Pty. Ltd, and the accounts of 2006 LP (see Note 4). As the losses allocated to the minority stockholders of Stampville exceeded the remaining minority interest, we have allocated the excess to Avenue Group. We eliminate all material inter-company accounts and transactions. We consolidate the accounts of 2006 LP because as the General Partner we control the partnership. This consolidation is required by the standards of Accounting Research Bulletin 51, Consolidated Financial Statements, Statement 94 of the Financial Accounting Standards Board (FASB), Consolidation of All Majority-Owned Subsidiaries, FASB Interpretation 46(R) Consolidation of Variable Interest Entities, Issue 04-05 of the Emerging Issues Task Force of the FASB, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, and FASB Staff Position SOP 78-9-1, Interaction of AICPA Statement of Position (SOP) 78-9 and EITF Issue 04-05.


B.  Estimates

Our preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense. Actual results could differ from those estimates.

C. Cash and Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value. Cash at times may exceed FDIC insurable limits.


The carrying value of financial instruments including cash and marketable securities, accounts payable and accrued expense, and notes payable, approximates their fair values at December 31, 2006, due to the relatively short-term nature of these instruments.

D.  Marketable Securities

We report marketable securities at fair value (quoted market price) at the balance sheet date. We have designated the investment in ROO Group, Inc. as available for sale. We include net unrealized gains and losses on securities available for sale in equity as other comprehensive gain (loss), as provided by Statement 115 of the Financial Accounting Standards Board (FASB), Accounting for Certain Investments in Debt and Equity Securities.

In 2006, we sold our escrowed investment in Langley Park Investment Trust, when it was released from escrow per the agreement dated July 19, 2004. Initially, the investment had two components: shares which were freely tradable and shares which were escrowed. We describe the escrow in Note 7B, Capitalization, Common Stock. We classified the freely tradable shares as available-for-sale.

Accounting for the escrowed Langley Park shares - We recorded the escrowed shares as a restricted asset. Statement 115 provides that securities which may be sold within one year be designated as available for sale should be accounted for as such. As of December 31, 2005, the Langley Park escrow shares would settle in less than one year, therefore, at that date the escrowed shares were available for sale. (However, see below regarding accounting for the escrow obligation).

The contingency arrangement under which we were required to relinquish Langley Park shares held in escrow was a derivative instrument which we accounted for at fair value as a contra to the escrowed shares, with changes in fair value recorded in our operations statement, in accordance with the guidance of paragraphs 17 and 18(a) in FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities. The value of the contra was $538,194 at December 31, 2005, computed as the value of the portion of the escrowed shares, which would have to be returned to Langley if the price of our common stock on the valuation date were the price at the end of the two-year escrow period.

Net unrealized gain (loss) for 2006 and 2005 were $1,209,717 and $(966,307), respectively. We review all of our investments for any unrealized losses deemed to be other than temporary. We recognize unrealized losses that are other than temporary in earnings. We determine realized gains and losses on investments using the specific lots identification method.

See Notes 3, 7B and 8B.

E.  Oil and Gas Property

We follow the successful-efforts method of accounting for oil and gas property. Under this method of accounting, we capitalize all property acquisition cost and cost of exploratory and development wells when incurred, pending determination of whether the well has found proved reserves. We charge all geological and geophysical cost, cost of carrying and retaining undeveloped property and dry hole and bottom hole contributions to expense when incurred. If an exploratory well does not find proved reserves, we charge to expense the cost of drilling and equipping the well, as well as cost of service wells drilled in connection with the development. We include exploratory dry hole cost in cash flow from investing activity within the cash flow statement. If determination of proved reserves is not made within a year of completing the well, we charge cost of the well to expense.

We had no exploratory well cost that had been suspended for one year or more as of December 31, 2006 or 2005. As of December 31, 2006 we have drilled and completed two wells in West Virginia. The first well began producing in January 2007. The second well awaits a pipeline connection. As of December 31, 2005 we had drilled one well, the Karakilise 1 well, in Turkey. We sold that well in 2006.

We will provide depletion, depreciation and amortization (DD&A) of capitalized cost of proved oil and gas property on a field-by-field basis using the units-of-production method based upon proved reserves. In computing DD&A we will take into consideration restoration, dismantlement and abandonment cost and the anticipated proceeds from equipment salvage. We account for cost of operating and maintaining of the proved property as part of the cost of oil and gas produced. We capitalize cost of support equipment and facilities and allocate their depreciation and operating costs between exploration, development, and production activities based on equipment function and extend it is used in the activity. As of December 31, 2006, we had no proved reserves. Until such time as we discover or acquire proved reserves, we follow the guidance in paragraphs 28 and 31 of FASB Statement 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, requiring periodic assessments for impairment of unproved property and exploratory well cost when reserves are not found.

We apply the provisions of FASB Statement 143, Accounting for Asset Retirement Obligations, which provides guidance on accounting for dismantlement and abandonment cost. We have not established any proved reserves on our property. Accordingly, we have no basis for computing DD&A. Alternatively, we follow the guidance in paragraphs 28 and 31 of FASB statement 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, requiring periodic assessments for impairment of unproved property and exploratory well cost when reserves are not found.

We review our long-lived assets for impairment when events or changes in circumstances indicate that impairment may have occurred. In the impairment test we compare the expected undiscounted future net revenue on a field-by-field basis with the related net capitalized cost at the end of each period. We will calculate expected future cash flow on all proved reserves using a 10% discount rate and escalated prices. Should the net capitalized cost exceed the undiscounted future net revenue of a property, we will write down the cost of the property to fair value, which we determine using discounted future net revenue. We provide an impairment allowance on a property-by-property basis when we determine that unproved property will not be developed. See section G of this Note.

Sales of Producing and Nonproducing Property. We will account for the sale of a partial interest in a proved property as normal retirement. We will recognize no gain or loss as long as this treatment does not significantly affect the unit-of-production depletion rate. We recognize a gain or loss for all other sales of producing properties and include the gain or loss in the results of operations.

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

F.  Equipment

We record equipment at cost. We provide for depreciation using the straight-line method of accounting over the estimated useful lives ranging from 3 to 7 years.

G. Impairment of Long-Lived Assets

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

In 2006 and 2005 we recorded impairment losses of $30,600 and $1,563,430, respectively, on our oil and gas property (See Note 4).

H.  Revenue Recognition

We recognize oil and gas sales when our purchaser accepts delivery at the transfer point. At that time, title passes to the purchaser, the purchaser assumes the risks and rewards of ownership and we are able to determine the collectibility of the sales.

I.  Foreign Currency Translation

We translate assets and liabilities of our Australian subsidiary at the exchange rate prevailing at December 31,2006, and related revenue and expense at average exchange rates in effect during the period. We record resulting translation adjustments as a component of accumulated comprehensive income (loss) in stockholders' equity.

J.  Income Taxes

We record deferred income tax using enacted tax laws and rates for the years in which we expect the tax to be paid. We provide deferred income tax when there is a temporary difference in recording such items for financial reporting and income tax reporting. The temporary differences that may give rise to deferred tax assets primarily are depletion, depreciation and accrual-to-cash adjustments, impairments and unrealized gains and losses on marketable securities, which we reduced by a like amount because we are uncertain as to whether we will realize the deferred tax assets.

At December 31, 2006, we had federal net operating loss carryforwards amounting to approximately $18,425,000, which expire from 2021 through 2025. We have recorded a full valuation allowance against deferred tax assets (approximately $6,265,000 using a Federal tax rate of 34%) resulting from the net operating loss carryforwards, because we do not consider the realization of such deferred tax assets to be more likely than not.

The difference between the recorded income tax benefit and the computed tax benefit using a 34% Federal tax rate is:

                                                   December 31,
                                             2006             2005
                                           ----------     ------------
Expected income tax (benefit)              $(160,500)     $(2,050,000)
Permanent difference                          34,000          850,000
Increase in valuation allowance              126,500        1,200,000
                                           ----------     ------------
Deferred tax asset                         $       -      $         -
                                           ==========     ============


K.  Loss Per Common Share

We base net loss per common share (basic and diluted) on the net loss divided by the weighted average number of common shares outstanding during each year. We exclude common stock equivalents in the computation of diluted net loss per common share because the effect would be antidilutive. Had common stock equivalents not been antidilutive, the equivalents we would have added to weighted average shares outstanding in computing the loss per share would have been 62,900,000 for 2006 and 59,450,000 for 2005.

L.  Share-Based Payments

Beginning January 1, 2006, we record share-based payments at fair value and record compensation expense for all share-based awards granted, modified, repurchased or cancelled after the effective date, in accord with FASB Statement 123(R), Share-Based Payments. We record compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date over the remaining service period. For share-based payments that had not been charged against income prior to January 1, 2006, we record compensation expense for portions of such payments vesting in 2006 or later. We adopted Statement 123(R) using a modified prospective application. If we had included the cost of employee stock option compensation in our financial statements, our net loss for 2005 would have increased by approximately $107,000.

In 2005, we recognized compensation expense for our stock options plan using the intrinsic value method of accounting. With the intrinsic value method, compensation cost was the excess, if any, of the quoted market price of the stock at the grant date, over the amount an employee had to pay to acquire the stock.

For pro forma disclosure for 2005, we amortized to expense the estimated fair value of the options over the options' vesting period. Our pro forma stock-based compensation disclosure for 2005 is:

         Net loss as reported                        $(6,025,230)
         Pro forma net loss                          $(6,132,230)
         Loss per share as reported                        $(0.02)
         Pro forma loss per share                          $(0.03)

We estimated the fair value of options granted during the years ended December 31, 2006 and 2005 on the date of grant, using the Black-Scholes pricing model with the following assumptions:

                                                            2006        2005
                                                        --------       -------
Weighted average of expected risk-free interest rates      5.00%        5.00%
(Approximate 6 month Treasury Bill rate)
Expected years from vest date to exercise date                 5       3 to 5
Expected stock volatility                               137-182%         136%
Expected dividend yield                                       0%           0%


The Company recorded $ 72,500 of compensation expense, net of related tax effects, relative to stock options for the year ended December 31, 2006, in accordance with SFAS 123R. Net loss per share basic and diluted for this expense is $0.

M.  Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of Statement No. 109, Accounting for Income Taxes. FIN 48 sets standards to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes. Specifically, FIN 48 addresses the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained. FIN 48 is effective for years beginning after December 15, 2006. Upon adoption of FIN 48, the cumulative effect will be reported as an adjustment to the opening balance of retained earnings at January 1, 2007. We adopted FIN 48 effective January 1, 2007. We believe the Interpretation will have no material impact on our financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that year. We believe this Statement will have no material impact on our financial statements once adopted.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


N.  Concentration Of Credit Risk

Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash described below.

During 2006, we had cash balances with a bank in excess of the $100,000 limit insured by the Federal Deposit Insurance Corporation of $100,000. Based on credit worthiness of the financial institutions with which we do business, we believe we are not exposed to any significant risk.

O.  Development Stage Company

From January 1, 2003, through the present we have been a development stage company. We devote most of our effort to raising capital and exploring and developing oil and natural gas property. Our financial statements present financial position, results of operations, cash flow and stockholders' equity in conformity with the generally accepted accounting principals that apply to established operating enterprises with additional information required by Statement 7, Accounting and Reporting By Development-Stage Enterprises. This additional information is presented on our balance sheet as "Deficit accumulated during development stage", on our operations and cash flow statements under "Cumulative from January 1, 2003, and on our stockholders' equity statement by showing all years from 2003 forward.


P. Going concern

     The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered a loss from operations, and the Company lacks sufficient liquidity to continue its operations. Management's 2007 forecast indicates positive trends from revenues, but it may not result in an increase in operating income, net income, and positive cash flows.

     These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence.

     Continuation of the Company as a going concern is dependent upon achieving profitable operations . Management's plans to achieve profitability include developing new areas of oil and gas exploration and implementing certain cost reduction initiatives as necessary. There can be no assurance that the Company will generate enough cash from such revenues, or that cost reduction initiatives will be successful to meet anticipated cash requirements.

Note 3.  Investments In Marketable Securities

Our investments in marketable securities are held as available for sale. Changes in accumulated other comprehensive income in 2006 and 2005 resulted primarily from unrealized gains and losses in marketable securities.


ROO Group, Inc.

On April 30, 2002, we acquired a 25% equity interest in ROO Group, Inc. at a recorded cost of $8,500. Subsequently, in November 2003, we made a further investment of $200,000 in ROO, enabling it to merge with the publicly traded Virilitec Industries, Inc. As a result, we owned 800,000 shares (approximately 25%) of common stock in the newly merged entity. ROO is operated independently and we exercise no managerial or operational control over it, nor do we intend to do so in the future. In October 2005, ROO reverse-split its stock fifty-to-one. We state ROO Group shares in this report post-split.

On September 10, 2004, we entered into an agreement with ROO for the sale of all our shares in our then wholly-owned subsidiary, Bickhams Media, Inc., which held 50% of the outstanding shares of VideoDome, in exchange for $300,000, 80,000 shares of ROO's restricted common stock valued at $280,000, and ROO's assumption of an existing $288,000 promissory note of VideoDome. In connection with this sale, we recorded a gain on sale of discontinued operations of $724,874 in the year ended December 31, 2004. In addition, pursuant to the aforementioned agreement, ROO issued an additional 60,000 shares of its restricted common stock to us, valued at $210,000, in exchange for our termination of certain registration rights with respect to ROO shares we owned. Prior to December 31, 2005, we collected the $288,000 VideoDome promissory note.

In February 2005, we transferred 250,000 shares of ROO common stock to a former officer in connection with severance arrangements. For a further discussion of this transaction, see Note 8B, Other Agreements. Also, see Note 2D.

In 2006 we sold 423,210 shares of ROO for $1,057,371. As of December 31, 2006, we owned 140,000 shares of ROO Group, valued at approximately $427,000.

Langley Park Investment Trust

See Notes 2D and 7B.

 Summary of 2006 Investments Activity

At December 31, 2004 we owned Australian securities with a market value of US$84,116. We sold all of those securities in 2005. The details of our ownership of other securities are below.



Langley Park-tradable                                                      Unrealized
                                                                           Gain (loss)  Realized      Market
                                                  Shares       Cost           - net       Gain         Value
                                               -----------   -----------  -----------   ---------    ---------
December 31, 2005                                 728,635      $196,495     $(30,362)                $166,133
   Sold in 2006                                         -             -            -           -
                                               -----------   -----------  -----------                ---------
 December 31, 2006                                728,635       196,495       14,060                  210,555
                                               ===========   ===========  ===========                =========

Langley Park-restricted (escrow)                                           Unrealized
                                                                           Gain (loss)  Realized      Market
                                                  Shares       Cost           - net       Loss         Value
                                               -----------   -----------  -----------   ---------    ---------
December 31, 2005                               3,028,634      $816,896    $(128,518)                $688,378
   Sold to Langley                             (3,028,634)     (816,896)            -    221,416
                                               -----------   -----------  -----------
December 31, 2006                                       -              -            -                       -
                                               ===========   ===========  ===========                =========

Total Langley Park                                                         Unrealized
                                                                           Gain (loss)  Realized      Market
                                                  Shares       Cost           - net       Gain         Value
                                               -----------   -----------  -----------   ---------    ---------
December 31, 2005                               3,757,269    $1,013,391     (158,880)                $854,511
   Sold in 2006                                (3,028,634)     (816,896)           -          $-
                                               -----------   -----------
December 31, 2006                                 728,635      $196,495     $ 14,060                 $210,555
                                               ===========   ===========    =========                =========

ROO Group                                                                  Unrealized
                                                                           Gain (loss)  Realized      Market
                                                  Shares       Cost           - net       Gain         Value
                                               -----------   -----------  -----------   ---------    ---------
December 31, 2005                                 563,210      $600,300   $1,258,293               $1,858,593
   Sold in 2006                                  (423,210)     (110,300)           -    $947,071
                                               -----------   -----------
December 31, 2006                                 140,000      $490,000     $(63,000)               $ 427,000
                                               ===========   ===========    =========                =========

At December 31, 2006, we also had an investment in a money market fund of $1,504. The total market value of all our investments in marketable securities at December 31, 2006 was $ 639,059. All of our investments are available for sale.

During 2006, we realized from the proceeds of the sale of marketable securities $1,124,458, resulting in a net gain of $725,654. The cost of securities allocated to the sale of such securities was based on using the individual identification cost method At December 31, 2006, unrealized loss on marketable securities was $48,940.

Note 4.  Oil and Gas Operations

U.S. Operations

West Virigina

In October 2006, Avenue Energy entered into an agreement with Drilling Appalachian Corporation, ("DAC") to participate in the drilling of up to 10 gross wells in West Virginia.

Pursuant to the terms of the agreement, DAC committed to drill and operate up to 10 new wells with well depths ranging from 3000 to 5500 feet. Avenue in most cases will hold an 80% working interest and DAC will participate with a 20% working interest. Well cost is expected to average between $250,000 to $298,000 per well and generally take ten to fourteen days to drill and complete.

In order to meet its financial obligations under the agreement, Avenue formed a Limited Partnership called Avenue Appalachia 2006 LP ("2006 LP"), with Avenue's wholly owned subsidiary, Avenue Appalachia Inc. ("AAI") acting as the General Partner ("GP"). Avenue assigned the DAC agreement to the 2006 LP. In consideration of its assignment of the DAC contract and its services as GP, AAI received a 10% carried partnership interest in the 2006 LP, with its interest rising to 20% after payout of capital invested.

The limited partners of the 2006 LP are expected to contribute $2.2 million for the drilling of 10 gross wells. We have received a $1.5 million commitment from an unaffiliated private family trust for a 68.2% limited partner interest. AAI has taken up the remaining 31.8% limited partner interest and we are actively engaged in arranging the financing of the remaining limited partner interest, estimated to be approximately $700,000. Should the partnership drill no more wells, Avenue would be obligated to refund $76,091 to the unaffiliated private family trust.

The first two wells of the program were drilled and completed in November and December of 2006.

The remaining 8 wells of the West Virginia program are expected to be drilled in May through June of 2007. We expect to receive from the above mentioned family trust the balance of its commitment $1,125,000 and to arrange the financing of the additional approximately $625,000 required to finance the remaining limited partner interest.


Turkish Operations

In 2002 we entered into a Farmin and Participation Agreement with Sayer Group Consortium and Middle East Petroleum Services Limited, that allowed us to earn up to a 50% working interest in up to 31 exploration licenses and 2 production leases held by the members of the Sayer Group in Turkey.

Since initiating our activity in Turkey in 2002, three exploratory wells were drilled with only one, the Karakilise Nr 1, resulting in an initial production rate of approximately 400 BOPD, which after an ex-tended production test, declined to approximately 25 BOPD.

As drilling commitments on the licenses came due, we could elect to participate in the drilling commit-ments thereby enabling us to maintain our interest in the licenses, or we could elect to not participate in the drilling obligation, thereby losing our interest in the license.

After evaluation of the geophysical and geological data associated with the licenses listed below, Avenue elected not to participate in any attempt to extend its interest in the licenses or drill an initial well on any of the licenses and surrendered its interest:

Gercus
Avenue and AME held a 50% interest in the Gercus license. In the quarter ended June 30, 2005 we paid $25,000 to extend the Gercus license to June 30, 2006. As of June 30, 2006, we surrendered our interest to the operator.

North Rubai
Avenue and AME held a 50% interest in the North Rubai License. By the terms of the leases, an initial well had to be drilled by May 30th 2006. As of May 30, 2006, we surrendered our interest to the operator.

Killis
Avenue and AME held a 50% working interest in the Killis prospect. By the terms of the leases, an initial well had to be drilled by July 2005. As of July, 2006, we surrendered our interest to the operator.

Arpetete
Avenue and AME held a 50% working interest in the Arpetete prospect. By the terms of the leases, an initial well had to be drilled by November 30, 2005. As of November 30, 2006, we surrendered our inter-est to the operator.

Following the expiration of the licenses mentioned above and various revisions to the farmin and partici-pation agreement, Avenue's remaining interest in Turkey was a 10.5% interest in the Karakilise licenses.

Karakilise
Drilled and completed in 2003, the Karakilise Nr 1, resulted in an initial production rate of approximately 400 BOPD, which after an extended production test, declined to approximately 25 BOPD. In May 2005, We and the Sayer Group completed a transaction with JKX Oil and Gas, an LSE listed British independent, to drill and complete the Karakilise-2 well. By this arrangement, we sold to JKX, 30% of our 15% interest in the Karakilise-2 well, or 4.5%, leaving us with a 10.5% interest in this well. In exchange, JKX reimbursed us for 4.5% of the drilling cost to the completion point of this well. The participating percentages of each party became AME and affiliates 59.5%, JKX 30% and Avenue 10.5%. As a result of this transaction, we recorded a loss on the sale of 30% of our interest in the Karakilise-2 well of $721,046 and an impairment of our oil and gas property of $319,757. After extensive testing, Karakilise Nr 2 was determined to be non-commercial and was abandoned.

In September 2006, we resolved to conclude and cease our oil exploration activities in southeast Turkey. As a result, Avenue Energy, Inc. and AME entered into a termination and indemnification agreement. As part of the terms of the agreement and in satisfaction of all of Avenue's outstanding obligations, Avenue paid $50,000 to AME and surrendered all of its interest in the Karakilise Licenses. The termination and indemnification agreement did not affect Avenue's right, pursuant to the terms of a previous farm-out agreement entered into by AME and Avenue with JKX Oil and Gas, to receive approximately $$380,000 out of JKX's future production revenue from the Karakilise Licenses. As of December 31, 2006 $37,986 was paid by JKX to Avenue, leaving a balance of $342,013.

Capitalized Cost

As of December 31, 2006 and 2005, we had following capitalized cost related to unproved oil and gas property, in thousands:



                                                          2006              2005
                                                      --------           -------
Mineral Interests in Property                         $      9           $    33
Wells and Related Equipment and Facilities,
   including support Equipment and Facilities              447                87
                                                      --------           -------
Total Capitalized cost                                $    456           $   120
                                                      ========           =======



As of December 31, 2006, 2005, and 2004 we had no proved oil and gas property.

Cost Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activity for the years ended December 31, 2006, 2005, and 2004, in thousands:


                                    Total                 United States                Turkey
                           2006     2005     2004     2006    2005     2004       2006     2005     2004
                         ======    ======   =====   ======    ====     ====     ======    =====    =====
Acquisition of
  unproved property      $    9    $  25    $1137   $    9      $-       $-     $    -    $  25    $1137
Exploration cost            429        -      113      429       -        -          -        -      113
Development cost              -        -        -        -       -        -          -        -        -

Results of Operations for Producing Activity for the Years Ended December 31, 2006, 2005, and 2004, in thousands


                                   Total                  United States                  Turkey
                           2006     2005     2004     2006    2005     2004     2006     2005    2004
                          -----  -------  -------     ----    ----     ----   ------   ------ -------
Sales                     $  61  $    25  $    66     $  -    $  -     $  -   $   61   $   25 $    66
Production expense          105      119       11        -       -        -      105      119      11
Exploration expense           -        -        -        -       -        -        -        -       -
Depreciation, depletion,
  and valuation charges      31     1563     2128        -       -        -       31     1563    2128
Income tax                    -        -        -        -       -        -        -        -       -
                          -----  -------  -------     ----    ----     ----   ------   ------ -------
Results of operations
from producing
activity (excluding
corporate overhead
and interest)             $ (75)  $(1657)  $(2073)    $  -    $  -     $  -    $ (75)  $(1657) $(2073)
                          =====  =======  =======     ====    ====     ====   ======   ======  ======


Asset Retirement Obligation

We record an asset retirement obligation in accordance with FAS 143. We measure the liability to plug our oil and gas wells at the end of their economic lives and to restore the land in compliance with all applicable regulations at its fair value at the balance sheet date. We consult with specialists operating our oil and gas property and other professionals in the industry to determine estimated cost in current dollars for the asset retirement obligation. We record accretion expense as the change in present value of discounted cash flow needed to satisfy our future asset retirement obligation. We review our fair value estimates annually and record results of the change in the estimates of the fair value as a change in the capitalized cost of the asset and as a change in the asset retirement obligation. We revise our annual accretion expense schedule accordingly. We use US Department of Labor annual Producer Price Index for the oil and gas machinery and equipment to calculate future cash flow for our asset retirement obligation. We use our cost of capital to calculate the present value of the future cash flow. Below is a schedule of the changes in the obligation over the two years ended December 31, 2006 and 2005.

                                                Year Ended      Year Ended
                                                  December        December
                                                  31, 2006        31, 2005
                                               ------------     -------------
Beginning asset retirement obligation          $    62,937      $     56,057
Additions related to new property                   12,256                 -
Liabilities settled                                (68,097)                -
Accretion                                            5,160             6,880
                                               ------------     -------------
Ending asset retirement obligation             $    12,256      $     62,937
                                               ============     =============

Note 5.  Equipment

Equipment at December 31 include:
                                                2006              2005
                                             --------          --------
Office and computer equipment                $21,818           $21,565
Less: accumulated depreciation               (19,931)          (18,467)
                                             --------          --------
                                             $ 1,887           $ 3,098
                                             ========          ========

Depreciation expense for 2006 and 2005 was $1,464 and $12,735, respectively.


Note 6.  Notes And Loans Payable

On August 1, 2000, we borrowed $150,000 from Instanz Nominees Pty. Ltd. ("Instanz"), a related party at that time. The loan bears interest at the rate of ten percent (10%) per annum. In November 2002, we repaid $100,000 of this note from the proceeds of a private placement, leaving a balance payable of principal $52,900 at December 31, 2006 and 2005.; and accrued interest of $79,800 and $67,800 at December 31, 2006 and 2005, respectively. Upon mutual agreement of the parties, we will repay this loan and accrued interest payable, only after we have received additional financing and at that time upon the mutual agreement of Instanz and us.


In June and July 2004, we borrowed $200,000 for working capital purposes from the holder of the 50,000,000 share stock option discussed in Note 8. The loans bear interest at the rate of nine percent (9%) per annum and were unpaid at December 31, 2005. In April 2006 we paid off these loans.


Note 7.  Capitalization and Equity

A.  Preferred Stock

We have authorized the issuance of 25,000,000 shares of preferred stock, par value $.001 per share. Our board of directors has the right to create one or more series of preferred stock and to determine the rights, preferences and privileges of any such series. No shares of preferred stock are currently outstanding.

B.  Common Stock


See Note 8B.


Langley Park Investment Trust

In July 2004, we entered into an agreement with a newly formed London-based investment trust, Langley Park Investment Trust ("Langley") for the sale in a private placement of 48,458,149 shares of our common stock in exchange for 6,057,269 ordinary shares of Langley valued at 1.00 British pound ("GBP") per share or $11 million, based on arms-length negotiation. The purpose and the underlying economics of the transaction were to acquire a liquid asset which we would be able to sell as needed as a source of cash. Upon our acquisition of the Langley shares Langley was still privately-held. The fair value of the Langley shares we acquired was determined by arms-length negotiation between us and Langley. As consideration for acquiring the shares we issued 48,458,149 shares of our common stock. The price quoted for our stock on the Over-the Counter Bulletin Board, $0.227 per share at the time of closing, was a key factor in the negotiations. There was no relationship between us and Langley other than as arms-length parties to the transaction.

Prior to December 31, 2006, we sold all of our non-escrowed Langley shares. The Langley shares are listed on the London Stock Exchange with the symbol LPI. We could freely trade the Langley shares we owned, subject to the escrow described below. As part of the transaction, Langley entered into a "lock-up" agreement with us by which it agreed not to trade our shares that it received as a result of this transaction for a period of two years from the closing date of the sale. Fifty percent of the shares issued by Langley to us were held in escrow for two years following the closing. The return to Langley of the Langley escrow shares was determined and valued this way:

The acquisition of the Langley stock closed on October 8, 2004. For the escrow return, we computed the Avenue common stock Market Value as the average of the ten closing bid prices on the ten trading days immediately preceding the two year anniversary of the Langley acquisition close. We calculated the percentage decrease of Avenue Group, Inc.'s Market Value from the Avenue Group, Inc.'s closing price determined at the Langley acquisition close. We multiplied the percentage decrease by the total number of shares of Langley stock originally acquired. Because this calculation exceeded the 3,028,634 shares in the Langley escrow, we sold all of the escrow shares back to Langley at a price of one pence per share, a total of 30,286.34 British Pounds, or US$57,286. The above calculation was determined by the agreement for the acquisition of the Langley stock.

After the Langley shares began trading, we began valuing the investment at its quoted price. Because the December 31, 2004, Langley market price valuation was sharply below our recorded valuation at acquisition, we recorded an impairment loss of $10,003,318 on December 31, 2004.

Langley's assets consist almost entirely of micro cap securities of companies including ours and companies similar to us. We could not assure that any of these companies would be successful. Much of our working capital during 2005 was generated through the sale of Langley shares. Under the terms of our agreement, we have no guarantees as to the price of the Langley Investment shares and no right to receive additional shares based on the decline in the value of the investment.

In 2006 and 2005, we sold 3,028,634 and 2,300,000 shares of Langley held by us for proceeds of $57,286 and $654,975, respectively. We used the proceeds from the sale of these shares to fund our working capital requirements.

In January, 2007, we sold our remaining interest in Langley 728,635 shares for approximately $199,600.

Also see Note 2D.

Note 8.  Stock Options And Other Agreements

A.  Stock Options

In April 2000, our Board of Directors authorized the issuance of up to 8,250,000 shares of common stock in connection with our Stock Option Plan (the "Plan"). The Plan became effective on February 14, 2001, in connection with our effective registration statement on Form SB-2. On December 24, 2002, stockholders approved an amendment to the Plan, enabling the Board as currently configured without non-employee directors to grant options under the Plan and to increase the number of shares authorized for grant from 8,250,000 to 15,000,000. We grant options under the Plan to our officers, directors, employees and consultants.

Beginning January 1, 2006, our stock option plan is subject to the provisions of Statement No 123(R), Share-Based Payments. Under the provisions of this standard, employee and director stock-based compensation expense is measured using fair value. In 2005 and earlier our stock option plan was subject to the provisions of Statement No 123, Accounting for Stock-Based compensation. Under the provisions of the old standard, employee and director stock-based compensation expense were measured using either the intrinsic-value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, or the fair value method described in Statement 123. In 2005 and earlier we had elected to account for our employee and director stock-based awards under the provisions of APB Opinion No. 25. Under APB Opinion No. 25, compensation cost for stock options was measured as the excess, if any, of the fair value of the underlying common stock on the date of grant over the exercise price of the stock option.

In 2006 and 2005 we had option activity in the following transactions:

In March 2004, we entered into a three year part-time, non-exclusive consulting Agreement with an individual pursuant to which the individual agreed to provide us with financial, capital markets, strategic planning, public relations, investor relations, general business management and corporate financial services in Canada. Compensation for the services under this agreement is from the grant of stock options to the individual in March 2004 to purchase 6,750,000 shares of common stock at $0.15 per share. Of the total options granted, 2,250,000 were granted pursuant to our 2000 Stock Option Plan and are not deemed vested until the filing of a registration statement in connection with the Plan, which was filed on April 26, 2004. The remaining 4,500,000 options were granted outside of the Plan and vested monthly over twelve months from the date of grant. As of December 31, 2004, 3,750,000 of the options granted outside of the Plan were fully vested. All of the options granted outside of the Plan were fully vested as of February 8, 2005. In connection with the grant, we expensed the vested intrinsic value of $900,000 in 2004. The unamortized balance of $112,500 was included in the balance sheet as deferred compensation at December 31, 2004 and expensed in 2005.

In April 2005 we extended for three years to April 30, 2008, the expiration date of the option granted to Fawdon Investments, Ltd. to purchase 50,000,000 shares of common stock at a $0.04 exercise price. We accounted for the extension as the issuance of a new option to a non-employee in accordance with the provisions of Statement 123 and the consensus of the Emerging Issues Task Force of the FASB in Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services. That accounting resulted in a charge to operations of $2,500,000 in connection with this extension.

See also Note 8B.


The following table is a summary of stock option transactions for 2005 and 2006:


                                                                                                     Weighted
                                                                             Number              average exercise
                                                                            of Shares             price per share
         Options outstanding at December 31, 2004                           57,750,000                 $0.05
         Granted                                                            54,800,000                 $0.04
         Exercised                                                                   -                  -
         Expired                                                            51,000,000                 $0.04
                                                                            ----------
         Balance at December 31, 2005                                       61,550,000                 $0.05
         Granted                                                             2,400,000                 $0.098
         Exercised                                                                   -                  -
         Expired                                                                     -                  -
                                                                            ----------
         Balance at December 31, 2006                                       63,950,000                 $0.054
                                                                            ==========

Information, at date of issuance, for stock option grants during 2005 and 2006:

                                                                                        Weighted-    Weighted-
                                                                                         Average      Average
                                                                                        Exercise       Fair
                                                                           Shares         Price        Value
                                                                           ------       ---------    ---------
2005:
   Exercise price exceeds market price                                   2,500,000          $0.05      $0.04
   Exercise price equals market price                                      100,000          $0.04      $0.04
   Exercise price below market price                                    52,100,000          $0.04      $0.06

2006:
   Exercise price exceeds market price                                   2,400,000          $0.10      $0.03
   Exercise price equals market price                                      100,000          $0.06      $0.06
   Exercise price below market price                                          none           -          -

At December 31, 2006, we had outstanding options to purchase 63,950,000 shares, of which 62,950,000 were fully vested and exercisable. The following table summarizes information about outstanding stock options at December 31, 2006:


                           Outstanding Options                       Options Exercisable
                           -------------------                       -------------------
                                      Weighted        Weighted                      Weighted
                      Outstanding      average         average      Exercisable      average
                         as of        exercise        remaining        as of        exercise
Range of             December 31,     price per      contractual   December 31,     price per
Exercise Prices          2006          option       life (years)       2006          option
----------------    --------------   ----------     ------------   -------------    ----------
$0.025 -$0.25         63,950,000        $0.05            4.0        62,950,000        $0.05


In 2006, options to purchase 2,400,000 shares were granted at prices ranging $.06 to $.10 . Such shares were valued using the Black-Scholes method at an average price of $.03 for a total valuation of $71,000 , which was included in the statement of operations as sales, general and administrative expense. Total compensation cost recognized as an expense for stock-based employee-director compensation awards, which includes stock issued as compensation, in 2006 and 2005 were $97,500 and $20,000, respectively.


As of December 31, 2006, the total future compensation expense related to non-vested options not yet recognized in the consolidated statement of operations is $20,000.


For the year ended December 31, 2005, the Company accounted for option grants to employees and employee consultants using the intrinsic method of Accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method of accounting, no compensation expense was recognized in the Company's consolidated statements of operations when the exercise price of the company's employee stock option grant equaled the market price of the underlying common stock on the date of grant and the measurement date of the option grant is certain. Accordingly, for the year ended December 31, 2005, the Company disclosed the proforma amounts of compensation expense, and its effect on net loss per share for the year then ended, if the Company accounted for its employee stock options under the fair value recognition provision of FAS 123.

For the Year ended December 31, 2006, under SFAS 123R, the company remeasures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. As of December 31, 2006, a total of 1,000,000 options with a weighted average exercise price of $0.05 and a weighted average remaining life of 5 years.



B.  Other Agreements

Separation Agreement

On February 7, 2005, Jonathan Herzog, our former Executive Vice President and member of our Board of Directors, resigned from all positions he held with us.

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

Consulting Agreements

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

Agreements with Directors and Officers

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

In connection with the appointment of Mr. Singer to our Board, we entered into a Directorship and Consulting Agreement dated February 7, 2005 (the "Singer Agreement") with Mr. Singer, pursuant to which Mr. Singer agreed to serve as one of our directors. As compensation for his services as a director, Mr. Singer received from us $2,500 per month, plus an option to purchase up to 1,200,000 shares of our common stock at $0.06 per share. In addition, pursuant to the Singer Agreement, Mr. Singer agreed to provide consulting services to us on a full-time basis in connection with the promotion and development of our oil and gas exploration operations. As compensation for his consulting services to us, Mr. Singer received $10,000 per month and received options to purchase up to 600,000 shares of our common stock at $0.06 per share. These options vested in July 2005 and are for a term of five years commencing as of that date. Effective August 1, 2005, we extended Mr. Singer's consulting arrangement to January 31, 2006. During this period, Mr. Singer received an additional option to purchase 600,000 shares of common stock at the rate of 100,000 shares per month at the asking price for the stock as reported by Nasdaq Bulletin Board on the first day of each month during this period.

In 2005 we recorded stock-based compensation expense of $17,000 for Mr. Singer.

On June 21, 2006, the terms of Mr. Singer's compensation were modified. Effective June 1, 2006, all further options ceased, and Mr. Singer received stock grants that vested at the rate of 100,000 share per month as a Director and 100,000 shares per month for each month as a consultant. In addition, Mr. Singer received a one time stock grant of 800,000 shares. Pursuant to this new arrangement, Mr. Singer earned 200,000 grant shares per month for the period June 1, 2006 through December 31, 2006 (seven months) for a total of 1,400,000 shares. Together with the one time grant of 800,000 shares, Mr. Singer has earned 2,200,000 grant shares.

In 2006 we recorded stock-based compensation expense of $11,000 for Mr. Singer, using the quoted market price for the company's stock. Mr. Singer resigned as an officer and director on January 16, 2007. He continues as a consultant and to be paid cash consulting fees as described above.

In connection with the appointment of Mr. Bar-Ner to our Board, we entered into a Directorship and Consulting Agreement dated February 7, 2005 (the "DFI Agreement") with Development for Israel, LLC, a New York limited liability company ("DFI"), pursuant to which DFI agreed to make available to us the services of DFI's founder, Mr. Bar-Ner, to serve as one of our directors. As compensation for the services of Mr. Bar-Ner as a director, DFI receives $2,500 per month, payable quarterly in advance, plus 100,000 shares of our common stock per month for each month Mr. Bar-Ner serves as a director during his first year of service as a director. We issued 400,000 of the shares in June 2005 and an additional 700,000 shares in March 2006, valued at $27,500. Mr. Bar-Ner continues to serve as a director.

On June 1, 2005, we entered into an employment agreement with Mendel Mochkin to serve as Vice President and Secretary. The initial term of the agreement expires on May 1, 2007, but renews automatically for an additional 12 months unless either we or Mendel Mochkin give written notice to the other of its or his election not to renew the agreement at least 120 days prior to the end of the initial or any renewal term. The agreement provides for an annual base salary of $104,000, but only requires that Mendel Mochkin devote 100 hours per month to our business, and permits him to perform services for others not engaged in a business which is in competition with us. It also provides for the grant to Mendel Mochkin (i) upon the commencement of his employment of an option to purchase 2,400,000 shares of common stock at $0.05 per share, and (ii) on the first anniversary of the commencement of his employment of an option to purchase an additional 2,400,000 shares at $0.10 per share. The options vest at the rate of 200,000 shares per month and may be exercised for a term of five years from the date of vesting. If we terminate his employment "without cause" or he resigns for "good reason", he is entitled to severance pay in an amount equal his base salary for the remainder of the initial or renewal term, as the case may be.

Note 9 Segments

In 2006, we operated only in the oil and gas business. As such we have only one segment and all of our operations as shown in the financial statements relate to that business.

In 2005, we operated in two segments, oil and gas operations and e-commerce. See
Note 1 for further description. Through July 2006, our oil and gas assets, revenue and expense were in Turkey. In July 2006 we sold our Turkish property (see Note 4). In October 2006, we commenced oil and gas operations in the U.S (see Note 4). Stampville, which is inactive, operated in the U.S. Avenue Group, the headquarters operation, is in the U.S. IT Tech, which is inactive except for its activity related to the winding down of its former operations, is in Australia. Segment data are:


                                                                                            Ave Group
                                                                                                &
                                            Ave. Energy     Ave. Energy                       IT Tech
                                             Oil & Gas       Oil & Gas          Stampville     Aust         Consol-
                                                 U.S.         Turkey           E-Commerce   Corporate       idated
                                            -----------     -----------        -----------  ----------    ----------
December 31, 2006
Revenue, net                                      $ -        $ 61,368              $ -            $ -      $ 61,368
Operating income/(loss)                             -           9,441                      (1,363,980)   (1,354,539)
Impairment loss, oil property                       -         (30,600)                              -       (30,600)
Depreciation and amortization                       -               -                -        ( 1,464)      ( 1,464)
Interest expense                                    -          (5,160)               -        (18,147)      (23,307)
Total assets                                  456,656               -                -        731,938     1,188,594

December 31, 2005
Revenue, net                                      $ -        $ 25,468          $ 9,418            $ -      $ 34,886
Operating income/(loss)                             -      (2,659,249)         (16,682)    (3,349,299)   (6,025,230)
Impairment loss, oil property                       -       1,563,343                -              -     1,563,343
Depreciation and amortization                       -               -                -         10,725        10,725
Interest expense                                    -           6,880           15,420         13,666        35,966
Total assets                                        -         123,632                -      2,516,843     2,640,475

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 13, 2005, Weinberg & Company, P.A. (the "Former Accountant") resigned as the principal independent accountants of Avenue Group, Inc. The decision to change accountants was approved by our Board of Directors.

The reports of the Former Accountant on the consolidated financial statements as of and for the years ended December 31, 2004 and 2003 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles; however each year-end report contained a modification paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. During our two most recent fiscal years and through July 13, 2005, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of the Former Accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv)(B) of Regulation S-B occurred within our two most recent fiscal years nor through July 13, 2005.

On August 15, 2005, we retained Sherb & Co. to serve as our principal independent accountants. Our engagement of Sherb & Co. was recommended and approved by our Board of Directors.

Item 8A.  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Annual report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and treasurer, the sole officers and directors of the company, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                                    PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

Our directors and executive officers are:


----------------------------- ---------- ---------------------------------------------
Name                          Age        Position(s) currently held with the company
----------------------------- ---------- ---------------------------------------------
Levi Mochkin                  45         President, Chief Executive Officer, Director
----------------------------- ---------- ---------------------------------------------
Uri Bar Ner                   71         Director
----------------------------- ---------- ---------------------------------------------
Mendel Mochkin                33         Vice President
----------------------------- ---------- ---------------------------------------------

LEVI MOCHKIN is Avenue's Chief Executive Officer, President and Chairman of the Board of Directors. Mr. Mochkin founded Avenue Group in 1999 and served as CEO of Avenue Group until 2001 and CEO of Avenue Energy before returning as CEO of Avenue Group in October 2003. For over 22 years, Mr. Mochkin has been an executive director of the Ledger Holdings Group, a private company located in Melbourne, Australia. Until 1999, Mr. Mockin was one of Australia's leading Investment Bankers raising in excess of AUS$700 Million for mining companies. Mr Mochkin also serves as CEO of WCP (ASX:WCP) a leading junior mining company listed on the Australian Stock Exchange. Mr. Mochkin is the brother of Mendel Mochkin.

URI BAR NER Ambassador Bar-Ner's long and distinguished career in Israel's foreign service culminated in his posting as Ambassador of Israel to Turkey from 1998-2001. He has held senior diplomatic positions in the United States, Europe and Asia and is a former Deputy General Director of the Israel Ministry of Foreign Affairs. Ambassador Bar-Ner currently acts as Vice Chairman of the American-Israel Friendship League, an organization that arranges missions of US dignitaries to Israel. Ambassador Bar-Ner holds a masters degree in political science from Emory University in Atlanta, Georgia and a bachelors degree from Hebrew University in Jerusalem.

MENDEL MOCHKIN Prior to joining Avenue Group, Mr. Mochkin worked as an independent consultant providing investor relations and capital formation advisory services for companies in the energy and technology sectors and was a Founder and Managing Director of a digital media firm based in New York. Mr. Mochkin is the brother of Levi Mochkin.


All directors hold office until the next annual meeting of stockholders or the election and qualification of their successors, or their earlier death, resignation or removal. Vacancies in the existing board are filled by a majority of the remaining directors. All officers hold office until their respective successors are elected and qualified, or until their earlier death, resignation or removal.

Our Board of Directors does not have an audit committee or any other committee. We do not have an "audit committee financial expert" on our Board.

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

In 2006, Norman Singer failed to file a form 4 in a timely manner, Uri Bar-Ner failed to file a form 4 in a timely manner and Mendel Mochkin failed to file a form 3 in a timely manner. Based on a review of the copies of the Section 16(a) forms furnished to the Company, and written representations from the Company's executive officers and directors, the Company believes that during 2006, all other officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.

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

 Item 10: Executive Compensation

The following summary compensation table sets forth the compensation we paid to our chief executive officer and each other executive officer who received compensation in excess of $100,000 for services rendered in all capacities during the calendar year 2006.


------------------------------------------------------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------
                                                                         Non-Equity     Nonqualified
                                                   Stock    Option       Incentive Plan Deferred        All Other
Name and
Principal Position         Salary       Bonus      Awards   Awards       Compensation   Compensation    Compen-
                  Year     (S)          (S)        ($)      ($)          ($)            Earnings ($)    sation ($)   Total ($)
(a)               (b)      (c)          (d)        (e)      (f)          (g)            (h)             (i)          (j)
------------------------------------------------------------------------------------------------------------------------------
Levi Mochkin      2006     $144,000       0                 0            0                                           $144,000
President and CEO 2005     (1)            0                                                                          $144,000
                  2004     $144,000 (1)   0                                                                          $144,000
                           $144,000 (1)

                  -------------------------------------------------------------------------------------------------------------
Mendel Mochkin    2006     $108,000(2)                      $11,000(3,4)                                              $169,000
Vice President    2005     $  56,500(2)                     $3,000(4)                                                 $59,500

                  -------------------------------------------------------------------------------------------------------------

Norman. Singer*   2006     $158,000 (5)          $62,000(6) $11,000(6)                                               $231,000
Vice President    2005     $137,500 (5)                     $11,000(6)                                               $148,500
-------------------------------------------------------------------------------------------------------------------------------

* Norman Singer resigned as a Director and Officer of the Company on January 17, 2007. He remains an Officer of the Company's Avenue Appalachia 2006-A LP and will continue to advise the Company on oil and gas matters.

(1) Amounts shown were paid or earned pursuant to Levi Mochkin's employment agreement.

(2) Amounts shown were paid or earned pursuant to Mendel Mochkin's employment agreement

(3) Represents options to purchase 2,400,000 shares of common stock @ an exercise price of $0.10 per share granted to Mendel Mochkin pursuant to his employment agreement. The options vest at the rate of 200,000 per month and are exercisable for a term of five years. As of December 31, 2006, 1,400,000 options were vested. The fair market value of the vested options has been determined to be $28,000, using the Black-Scholes method of calculating fair value.

(4) Represents options to purchase 2,400,000 shares of common stock @ an exercise price of $0.05 per share granted to Mendel Mochkin pursuant to his employment agreement The options vest at the rate of 200,000 per month and are exercisable for a term of five years. Options for 1,400,000 vested in 2005, and 1,000,000 vested in 2006. The fair market value of the options has been determined to be $3,000 for the options vested in 2005, using the intrinsic method of calculating fair value, and $33,000 for options that vested in 2006, using the Black-Scholes method of valuing fair value.

(5) Represents consulting fees earned under his Directorship and Consulting Agreement

(6) Represents options to purchase 2,400,000 shares of common stock @ an exercise price of $0.025 to $0.07 per share granted to Norman Singer pursuant to his Directorship and Consulting Agreement. The options vest at the rate of 100,000 per month and are exercisable for a term of five years. The fair market value of the options has been determined to be $17,000 for the options vested in 2005, using the intrinsic method of calculating fair value, and $11,000 for options that vested in 2006, using the Black-Scholes method of valuing fair value. Please see notes to the financial statements for the assumptions underlying the application of the black scholes model. In addition, Mr.Singer earned the issuance of 2,200,000 shares which was valued at $62,000.


The following table sets forth information concerning equity awards to Levi and Mendel Mochkin.



                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                 Option Awards                                                   Stock Awards
                                 -------------                                                   ------------
                                                  Equity Incentive                                                 Equity Incentive
                                                  Plan Awards:                                                     Plan Awards:
                      Number                      Number of Securities                                             Unearned Shares,
                   of Securities                  Underlying                             Shares or Units of        Units or Other
                    Underlying                    Unexercised                            Stock that have           Rights that have
                    Unexercised    Options        Unearned Options Exercise  Expiration  Not Vested                Not  Vested
Name                Exercisable  Unexercisable         (#)         Price     Date        Number   Market Value  Number  Market Value
-----------------   -----------  -------------    ---------------- -------- -----------  ------   ------------  ------  ------------
 (a)                    (b)         (c)                (d)          (e)      (f)          (g)            (h)     (i)         (j)
Levi Mochkin
CEO, President              -               -                   -    -              -      -              -       -           -

Mendel Mochkin(1)
Vice President      4,800,000       3,800,000           1,000,000  $.05     6/01/2011      -              -       -           -


(1)Represents options to purchase 2,400,000 shares of common stock @ an exercise price of $0.10 per share and 2,400,000 shares of common stock @ an exercise price of $0.05 per share, granted to Mendel Mochkin in 2006 and 2005 pursuant to his employment agreement. The options vest at the rate of 200,000 per month and are exercisable for a term of five years. As of December 31, 2006, 1,400,000 options were vested. The fair market value of the vested options granted in 2006 has been determined to be $28,000, using the Black-Scholes method of calculating fair value, and the fair market value of the options granted in 2005 which vested in 2005 has been determined to be $3,000, using the intrinsic method of calculating fair value, and those vested in 2006 has been determined to be $33,000 using the Black-Scholes method of calculating fair value.

Compensation of Directors

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2006.


------------------------------------------------------------------------------------------------------------
                                           DIRECTOR COMPENSATION
------------------------------------------------------------------------------------------------------------
Name         Fees       Stock       Option     Non-Equity       Non-Qualified    All           Total ($)
             Earned or  Awards ($)  Awards ($) Incentive Plan   Deferred         Compensation
             Paid in                           Compensation ($) Compensation     ($)
             Cash ($)                                           Earnings ($)
(a)          (b)        (c)         (d)        (e)              (f)              (g)           (j)
------------------------------------------------------------------------------------------------------------
Uri Bar-Nev  $55,000    $61,500(1)   0         0                0                0             $116,500
------------------------------------------------------------------------------------------------------------
Norman J.    $35,000(2) $31,000(3)  $11,000(3) 0                0                0             $77,000
Singer
------------------------------------------------------------------------------------------------------------
Levi Mochkin $144,000   0           0          0                0                0             $144,000
------------------------------------------------------------------------------------------------------------


(1) Represents the fair market value of 2,200,000 shares of common stock to be issued to Development for Israel, LLC pursuant to the Directorship and Consulting Agreement dated February 7, 2005 (the "DFI Agreement") under which Mr. Bar-Nev serves as a Director. All of the shares issued were at the quoted price on the day that the stock was earned.

(2) It does not include $123,000 earned as a consultant.

(3) Represents options to purchase 200,000 shares of our common stock at $0.06 per share under Mr. Singer's Directorship and Consultancy Agreement. The options vest at the rate of 100,000 per month. and are exerciseable for a term of five years. The fair market value of the options has been determined using the Black-Scholes method.
It also includes the accrual of $31,000 stock compensation for unissued stock. It does not include the accrual of unissued stock earned as a consultant valued at $31,000.


It is our policy to reimburse Directors for reasonable out-of-pocket expenses relating to their activities for us, including travel and lodging expenses incurred.

Effective February 7, 2005, we appointed Norman J. Singer and Uri A. Bar-Ner to fill vacancies in the Board.

Subsequently, effective February 17, 2005, we amended our Bylaws to increase the authorized number of directors to five members and our Board of Directors elected Shaya Boymelgreen to the Board. In 2003, Mr. Boymelgreen, as Trustee for the Shaya Boymelgreen Trust, acquired 8,666,667 shares of our common stock upon the conversion of convertible promissory notes issued by us in the principal amount of $1,300,000, or a conversion price of $0.15 per share.

In connection with the appointment of Mr. Singer to our Board, we entered into a Directorship and Consulting Agreement dated February 7, 2005 (the "Singer Agreement") with Mr. Singer, pursuant to which Mr. Singer agreed to serve as one of our directors. On January 16, 2007, Mr. Singer resigned as a director of Avenue Group, Inc. and Avenue Energy, Inc. Mr. Singer continues to consult for us and to serve as an officer and director of Avenue Appalachia, Inc. As compensation for his services as a director, Mr. Singer received from us $2,500 per month, payable quarterly in advance, plus an option to purchase up to 1,200,000 shares of our common stock at $0.06 per share. In addition, pursuant to the Singer Agreement, Mr. Singer had agreed to provide consulting services to us on a full-time basis in connection with the promotion and development of our oil and gas exploration operations. As compensation for his consulting services to us, Mr. Singer received $10,000 per month payable each month in advance and received options to purchase up to 600,000 shares of our common stock at $0.06 per share. The options granted to Mr. Singer for his consulting services vested at the rate of 100,000 shares on the first day of each calendar month commencing on February 1, 2005 and are for a term of five years commencing as of the date each block of shares vests. Effective August 1, 2005, we extended Mr. Singer's consulting arrangement to January 31, 2006. During this period, Mr. Singer received an additional option to purchase 600,000 shares of common stock at the rate of 100,000 shares per month at the asking price for the stock as reported by Nasdaq Bulletin Board on the first day of each month during this period. In 2005 we recorded stock-based compensation expense of $17,000 for Mr. Singer. From February 1 through June 1, 2006, Mr. Singer's contract extended on a month-to-month basis.

Effective June 1, 2006, we and Mr. Singer revised the terms of the agreement. The revised terms of Mr. Singer's consulting arrangement, effective June 1, 2006, were: Mr. Singer would consult to us and hold such executive positions as requested by our CEO on the basis of $125/hour for his oil and gas activity. In the case of pure work as a legal advisor, Mr. Singer would charge his minimum legal fees of $350/hour. If Mr. Singer's combined legal and geological fees reach $9000 in any one month, Mr. Singer would be obligated to provide such services for the remainder of the month at no additional cost. Further, effective June 1, 2006 and for every month thereafter while in service to us, Mr. Singer would receive 100,000 shares of our stock as a stock grant.

In addition to the cash and stock consideration described above, we and Mr. Singer also agreed that effective June 1, 2006, Mr. Singer's compensation as our Director would be $5000 per month and 100,000 shares of stock to be awarded as a stock grant, both to be awarded on the first day of the month for each month Mr. Singer served as a Director.

In further recognition of Mr. Singer's services, we granted Mr. Singer a one time bonus stock grant of 400,000 shares common stock.

In 2006 we recorded stock-based compensation expense of $11,000 for Mr. Singer, using the quoted market price of the stock granted. Mr. Singer resigned as an officer and director on January 16, 2007. He continues as a consultant and to be paid cash consulting fees as described above, using the Black-Scholes method calculate the fair value of the options..

In connection with the appointment of Mr. Bar-Ner to our Board, we entered into a Directorship and Consulting Agreement dated February 7, 2005 (the "DFI Agreement") with Development for Israel, LLC, a New York limited liability company ("DFI"), pursuant to which DFI agreed to make available to us the services of DFI's founder, Mr. Bar-Ner, to serve as one of our directors. As compensation for the services of Mr. Bar-Ner as a director, DFI receives $2,500 per month, payable quarterly in advance, plus 100,000 shares of our common stock per month for each month Mr. Bar-Ner serves as a director during his first year of service as a director. We issued 400,000 of the shares in June 2005 and the remaining 800,000 shares in March 2006. From February 1 up to May 31, 2006 Mr. Bar-Ner continued to consult for us, with his contract extending on a month-to-month basis.

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

In further recognition of Mr. Bar Ner's services, we granted a one time incentive payment of $20,000 and a one time stock grant of 800,000 shares. In 2006 we recorded stock-based compensation expense of $27,500 for Mr. Bar-Ner, using quoted market price of the stock granted.

Employment Agreements

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

On June 1, 2005, we entered into an employment agreement with Mendel Mochkin to serve as Vice President and Secretary. Mendel Mochkin is the brother of Levi Mochkin.

The initial term of the agreement expires on May 1, 2007, but renews automatically for an additional 12 months unless either we or Mendel Mochkin give written notice to the other of its or his election not to renew the agreement at least 120 days prior to the end of the initial or any renewal term. The agreement provides for an annual base salary of $104,000, but only requires that Mendel Mochkin devote 100 hours per month to our business, and permits him to perform services for others not engaged in a business which is in competition with us. It also provides for the grant to Mendel Mochkin (i) upon the commencement of his employment of an option to purchase 2,400,000 shares of common stock at $0.05 per share, and (ii) on the first anniversary of the commencement of his employment of an option to purchase an additional 2,400,000 shares at $0.10 per share. The options vest at the rate of 200,000 shares per month and may be exercised for a term of five years from the date of vesting. If we terminate his employment "without cause" or he resigns for "good reason", he is entitled to severance pay in an amount equal his base salary for the remainder of the initial or renewal term, as the case may be.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth to the best of our knowledge the number of shares beneficially owned as of March 31, 2007 by (i) our executive officers and directors; (ii) each person (including any "group" as that term is defined in Section 13(d)(3) of the Exchange Act) who beneficially owns more than 5% of our common stock, and (iii) all of our directors and officers as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each of the persons listed is deemed to have the sole voting right and right to dispose of the shares held by them. As of March 31, 2007, we had outstanding 247,590,986 shares of common stock.

Name and Address of                      Amount and Nature of         Percent
Beneficial Owner                         Beneficial Ownership        of Class(1)
Owners of More than 5%

Fawdon Investments Limited                 50,100,000(1)                16.8%
Instanz Nominees Pty Ltd                   18,500,000(2)                 7.0%
Langley Park Investment Trust PLC          48,458,149(3)                16.4%
Shaya Boymelgreen                          22,666,667(4)                 8.4%

Directors and Executive Officers

Levi Mochkin                              70,802,053(6)(7)(8)           22.2%
Uri Bar Ner                                1,200,000(9)                     *
Mendel Mochkin                            6,366,667(10)                   2.5%
Norman J. Singer **                        2,400,000(5)                     *

All directors and executive officers    78,368,720(11)                  24.0%
as a group (3 individuals)
___
*Represents less than 1% of the outstanding Common Stock **Norman Singer resigned from the company in January of 2007

(1) Includes 50,000,000 shares that may be acquired by Fawdon Investments Limited upon the exercise of an option at an exercise price of $0.04 per share.

(2) Helen Abeles, a former director of Avenue Group, Inc. is an affiliate of Instanz.

(3) Langley Park Investment Trust PLC is a self managed investment trust which is traded on the London Stock Exchange.

(4) All of these shares are held by Mr. Boymelgreen as Trustee for the Shaya Boymelgreen Trust. Mr. Boymelgreen's beneficial ownership has been derived from the Schedule 13D and Form 3(amended) and Form 4 which he filed with the Securities and Exchange Commission on April 23, 2003, September 15, 2003 and September 19, 2003, respectively.

(5) Includes 2,400,000 shares which Mr. Singer may acquire upon exercise of options at exercise prices ranging from $ .025 to $.07 per share..

(6) Includes (i) 54,783,356 shares held by Ledger Technologies Pty Ltd ("Ledger"); (ii) 9,000,000 shares held by Sunswipe Australasia Pty Ltd ("Sunswipe"); (iii) 6,704,521 shares held by Daccar Pty Ltd ("Daccar") and (iv) 314,176 shares held by Nasdaq Australia Pty Ltd. ("NAPL"). Mr. Mochkin, the President and Chief Executive Officer of Avenue Group, Inc., is an affiliate of Ledger, Sunswipe, Daccar and NAPL and may be deemed be a beneficial owner of the 70,802,053 shares held by such entities.

(7) Lisa Mochkin, spouse of Levi Mochkin, the President and Chief Executive Officer of Avenue Group, Inc, is a director of Ledger and Sunswipe.

(8)We have entered into a voting agreement with Levi Mochkin pursuant to which all of shares beneficially owned by him, will be voted in a like manner with those held by the remaining shareholders.

(9) Includes 1,200,000 shares of restricted shares of common stock issued to Development for Israel, LLC.

(10) Includes 4,200,000 shares issuable to Mr. Mochkin upon the exercise of stock options (2,400,000 at an exercise price of $0.06 per share and 1,800,000 at an exercise price of $0.10 per share) and 2,166,667 shares of restricted common stock.

(11) Includes shares that currently may be deemed to be beneficially owned by Messrs. Levi and Mendel Mochkin, and Bar Ner.

Item 12.  Certain Relationships and Related Transactions

For information concerning the Directorship and Consultancy Agreement with Norman J. Singer, see Item 10. Executive Compensation - Director Compensation.

Director Independence

None of our directors is "independent", as that term is defined under the rules of any national securities exchange or NASDAQ.


Item 13.  Exhibits

3.1 Certificate of Incorporation of I.T. Technology, Inc., incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2 (File No. 333-30364) dated February 14, 2000.

3.2 By-laws of the Registrant., incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2 (File No. 333-30364) dated February 14, 2000.

3.3 Amendment to Certificate of Incorporation, incorporated by reference to
Exhibit 1 to the Registrant's Form 8-K, dated December 27, 2000.

3.4 Amendment to the Registrant's By-laws adopted November 6, 2000, incorporated by reference to Exhibit 3.4 of the Registrant's Form 10-KSB for the year ended December 31, 2000.

3.5 Amendment to the Registrant's By-laws adopted November 8, 2001 incorporated by reference to Exhibit 3.5 of the Registrant's Form 10-QSB for fiscal quarter ended September 30, 2001.

3.6 Amendment to the Registrant's bylaws dated June 25, 2002, incorporated by reference to Exhibit 3.6 to the Registrant's Form 10-QSB for the fiscal quarter ended June 30, 2002.

10.1 2000 Stock Option Plan, incorporated by reference to Exhibit 10.6a of the Registrant's Form 10-KSB for the year ended December 31, 2000.

10.2 Partial Loan Satisfaction notice dated November 2002 by and between Instanz Nominees Pty Ltd and I.T. Technology, Inc., incorporated by reference to Exhibit 10.10(a) to the Registrant's Form 10-KSB for the year ended December 31, 2002.

10.3 Option Agreement dated April, 2002, incorporated by reference to Exhibit
10.11 to the Registrant's Form 10-KSB for the year ended December 31, 2002.

10.4 Asset Purchase Agreement dated January 14, 2002, incorporated by reference to Exhibit 10.21 of the Registrant's Form 10-KSB for the year eneded December 31, 2001.

10.5 Agreement dated April 30, 2002 by and between the Registrant, Bickham's Media, Robert Petty, ROO Media and Petty Consulting, incorporated by reference to Exhibit 10.22 of the Registrant's Form 8-K dated May 2, 2002.

10.6 Farmin Participation Agreement dated November 14, 2002, incorporated by reference to Exhibit 10.27 of the Registrant's Form 8-K dated November 25, 2002.

10.7 Agreement Amending Farmin & Participation Agreement dated November 14, 2002 by and between Avenue Energy, Inc., Aladdin Middle East Ltd., Ersan Petrol Sanayii A.S., Tranmediterranean Oil Company Ltd., and Guney Yildizi Petrol Uretim Sondaj Muteahhitlik ve Ticaret A.S., collectively referred to as the Sayer Group Consortium and Middle East Petroleum Services Limited, incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K dated January 6, 2003.

10.8 Joint Operating Agreement dated December 20, 2002, by and between Avenue Energy, Inc., Aladdin Middle East Ltd., Ersan Petrol Sanayii A.S - License AR/AME - EPS 3462 GAZIANTEP, S.E. ANATOLIA, Republic of Turkey, incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K dated January 6, 2003.

10.9 Memorandum of Understanding between Aladdin Middle East, Ltd. and Avenue Energy, Inc. dated May 22, 2003, incorporated by reference to Exhibit 10.1(a) of the Registrant's Form 10-QSB for the fiscal quarter ended June 30, 2003.

10.10 Employment Agreement by and between Avenue Group, Inc. and Steven Gordon dated March 8, 2004, incorporated by reference to Exhibit 10.33 of the Registrant's Form 10-KSB for the year ended December 31, 2003.

10.11 Option Agreement by and between Avenue Group, Inc. and Steven Gordon dated March 8, 2004, incorporated by reference to Exhibit 10.33(a) of the Registrant's Form 10-KSB for the year ended December 31, 2003.

10.12 Option Agreement by and between Avenue Group, Inc. and Steven Gordon dated March 8, 2004, incorporated by reference to Exhibit 10.33(b) of the Registrant's Form 10-KSB for the year ended December 31, 2003.

10.13 Form of Joint Operating Agreement Between Aladdin Middle East Ltd., Ersan Petrol Sanayii A.S. and Avenue Energy, Inc. incorporated by reference to Exhibit
99.2 of the Registrant's Form 8-K dated January 2, 2004.

10.14 Participation Agreement Between The Sayer Group Consortium and Avenue Energy, Inc. and Middle East Petroleum Services Limited dated January 22, 2004 (supercedes and corrects the Participation Agreement filed as Exhibit 99.3 to the Registrant's Form 8-K dated January 2, 2004), incorporated by reference to
Exhibit 10.36 of the Registrant's Form 10-KSB for the year ended December 31, 2003.

10.15 Separation Agreement dated as of February 1, 2005 by and among the Registrant and Jonathan Herzog, incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K dated February 11, 2005.

10.16 Directorship and Consulting Agreement dated February 7, 2005 by and among the Registrant and Norman J. Singer, incorporated by reference to Exhibit 99.2 of the Registrant's Form 8-K dated February 11, 2005.

10.17 Directorship and Consulting Agreement dated February 7, 2005 by and among the Registrant and Development for Israel, LLC, incorporated by reference to
Exhibit 99.3 of the Registrant's Form 8-K dated February 11, 2005.

10.18 Employment Agreement by and between the Registrant and Mendel Mochkin dated as of June 1, 2005, incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-QSB for the fiscal quarter ended March 31, 2006.

10.19 Consulting Agreement dated as of January 1, 2005 by and among the Registrant, Reuadnal Limited and David Landauer, incorporated by reference to
Exhibit 10.41 of the Registrant's Form 10-KSB for the year ended December 31, 2004.

10.20 Participation Agreement Between The Sayer Group Consortium and JKX Turkey LTD and Avenue Energy, Inc. and Middle East Petroleum Services Limited dated May, 2005, incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-QSB for the fiscal quarter ended March 31, 2005.

10.21 Indemnification and Release Agreement, dated September 21, 2006, between Avenue Energy, Inc. and Aladdin Middle East Ltd., incorporated by reference to
Exhibit 99.1 of the Registrant's Form 8-K filed October 13, 2007.

10.22 Revised Compensation Letter, dated August 7, 2006 between the Registrant and Ambassador Uri Bar-Ner, incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-QSB for the fiscal quarter ended June 30, 2006.

10.23 Revised Compensation Letter, dated August 7, 2006 between the Registrant and Norman J. Singer, incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-QSB for the fiscal quarter ended June 30, 2006.

14. Code of Ethics For Principal Executive Officers And Senior Financial Officers, incorporated by reference to Exhibit 14 of the Registrant's Form 10-KSB for the year ended December 31, 2003.

21. List of Subsidiaries as of December 31, 2006, incorporated by reference to
Exhibit 21 of the Registrant's Form 10-KSB for the year ended December 31, 2003.

31.1 Certification of Levi Mochkin, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification of Levi Mochkin, Chief Executive Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

*Filed herewith

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2006 and December 31, 2005, fees for services provided by the independent registered accountants were:

Audit Fees: Audit fees billed to us in connection with Weinberg & Company, PA's opinion reissuance in 2005 included in Form 10-KSB's totaled approximately $39,500, for 2005.

The Forms 10-QSB were reviewed by the firm of Sherb & Co. LLP, for the quarters ended June 30 and September 30, 2005, and for each of the three quarters in 2006. The associated audit fees were $6,500 and $4,000 for June 30 and September 30, 2005, respectively, and approximately $6,500 for each of three quarters in 2006. The fee for the audit of the financial statements for the year end December 31, 2005 was $60,000, and for the year ended December 31, 2006 is estimated to be approximately $50,000.

All Other Fees. The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraph entitled Audit Fees for the year ended December 31, 2005, totaled approximately $1,000, reflecting the required edgarization of the filings for submission.

Tax Fees: The Company did not engage Sherb & Co. LLP or Weinberg & Company, PA, to perform any tax services during the years ended December 31, 2006 and December 31, 2005.

Financial Information Systems Design and Implementation Fees: The Company did not engage Sherb & Co. LLP or Weinberg & Company, PA, to provide advice to the Company regarding financial information systems design and implementation during the years ended December 31, 2006 or 2005.

The Board has considered whether the services provided by Sherb & Co. LLP and Weinberg & Company, PA, are compatible with maintaining the independence of Sherb & Co. LLP and Weinberg & Company, PA, and has concluded that the independence of Sherb & Co. LLP and Weinberg & Company, PA, is maintained and is not compromised by the services provided. 100% of the services were approved by the board.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of April 2007.


AVENUE GROUP, INC.   (Registrant)

By /s/ Levi Mochkin
   -----------------------------------------
   Levi Mochkin
   Chairman of the Board, President and Chief
   Executive Officer (principal executive and
   financial officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


SIGNATURE                 TITLE                                   DATE


/s/ Levi Mochkin
------------------       Chairman of the Board, President,       April 16, 2007
Levi Mochkin             Chief Executive Officer and Director


/s/ Uri Bar-Ner
-------------------      Director                                April 16, 2007
Uri Bar-Ner