Form 10QSB
period 2007-03-31
AVENUE GROUP INC
filed 2007-05-21
CIK 1100006

United States Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
                     For the quarter ended March 31, 2007 or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes |X| No| |

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 247,590,986 shares of common stock outstanding as of May 9, 2007.

Transitional Small Business Disclosure Format (Check one): Yes | | No |x|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Table of Contents


                                                                            Page
PART I
Item 1. Financial Statements                                                 1

Item 2. Management's Discussion and Analysis or Plan of Operation           13

Item 3. Controls and Procedures                                             16

PART II

Item 1. Legal Proceedings                                                   17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         17

Item 3. Defaults Upon Senior Securities                                     17

Item 4. Submission of Matters to a Vote of Security Holders                 17

Item 5. Other Information                                                   17

Item 6. Exhibits                                                            17

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                       Avenue Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                          (A Development Stage Company)
                                   (Unaudited)


                                                                          March 31,
                                                                             2007
                                                                       -----------------
ASSETS:
CURRENT ASSETS:
      Cash                                                             $         79,906
      Marketable securities                                                       1,504
      Investment in ROO Group, Inc.                                             404,600
      Other current assets                                                       49,002
                                                                       -----------------

          TOTAL CURRENT ASSETS                                                  535,012
                                                                       -----------------

OIL AND GAS PROPERTY (Successful efforts method), at cost
      Unproved developed oil and gas property                                   436,956
      Developed oil and gas property, net                                             -
      Unproved undeveloped oil and gas property                                  12,820
                                                                       -----------------

          TOTAL OIL AND GAS PROPERTY                                            449,776
                                                                       -----------------

EQUIPMENT, net                                                                    1,521
                                                                       -----------------



TOTAL ASSETS                                                           $        986,309
                                                                       =================


LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
      Accounts payable and accrued expenses                            $        418,218
      Notes payable                                                              50,000
                                                                       -----------------

              TOTAL CURRENT LIABILITIES                                         468,218

ASSET RETIREMENT OBLIGATION                                                      12,746

MINORITY INTEREST                                                               375,000

STOCKHOLDERS' EQUITY:
      Preferred stock, $.001 par value, 25,000,000 shares authorized,
          none issued, and outstanding                                                -
      Common stock, $.0002 par value, 500,000,000 shares authorized,
          247,590,986  issued and outstanding                                    49,518
      Additional paid - in capital                                           33,109,751
      Accumulated other comprehensive (loss)                                    (76,313)
      Deficit accumulated prior to development stage                       (7,934,508)
      Deficit accumulated during the development stage                      (25,018,103)
                                                                       -----------------

TOTAL STOCKHOLDERS' EQUITY                                                      130,345
                                                                       -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $        986,309
                                                                       =================


                 See notes to consolidated financial statements

                       Avenue Group, Inc. and Subsidiaries
                        Consolidated Operations Statement
                          (A Development Stage Company)
                                   (Unaudited)


                                                                                       Cumulative
                                                                                         during
                                                                                       development
                                                                                          stage
                                                                                     January 1, 2003
                                                                                            to
                                                    Three months ended March 31,      March 31, 2006
                                                  ---------------------------------- ----------------
                                                       2007               2006         (Unaudited)
Revenue:
      Oil and Gas sales                           $        14,938    $        7,638  $       326,321
      e-commerce sales                                          -                 -           60,072
                                                  ----------------   --------------- ----------------
                                                           14,938             7,638          386,393
                                                  ----------------   --------------- ----------------

Expense:
      Cost of e-commerce sales                                  -                 -           16,348
      Oil lease operating expense                           4,500            37,635          239,474
      Impairment loss, developed oil property                   -            10,200        4,908,348
      Impairment loss, undeveloped oil property                 -                 -          267,018
      Expired oil leases                                        -                 -          175,198
      Loss on sale of oil lease                                 -                 -          721,046
      Sales, general and administrative                   185,788           406,687       10,117,116
                                                  ----------------   --------------- ----------------


          Total operating expenses                        190,288           454,522       16,444,548
                                                  ----------------   --------------- ----------------

          (Loss) from operations                         (175,350)         (446,884)     (16,058,155)

Other income (expense):
      Gain on settlement of oil lease                           -                 -          166,996
      Gain on sale of marketable securities                 3,105           948,189        1,461,637
      Gain (loss) on change in market value of                                                     0
           Langley Park escrow contingency                      -            14,287         (122,647)
      Interest income                                         938                 -           14,187
      Interest expense                                     (5,025)           (8,687)      (1,383,102)
      Other income                                              -                 -           53,516
      Impairment loss on Langley Park                           -                 -      (10,003,318)
                                                  ----------------   --------------- ----------------
          Total other income (expense)                       (982)          953,789       (9,812,731)
                                                  ----------------   --------------- ----------------

Net income (loss) from continuing operations      $      (176,332)   $      506,905  $   (25,870,886)
                                                                                     ----------------

      Gain on sale of discontinued operations                   -                 -          724,874
      Income from discontinued operations                       -                 -          127,909
                                                  ----------------   --------------- ----------------
      Total income from discontinued operations                 -                 -          852,783
                                                  ----------------   --------------- ----------------

      Net loss                                    $      (176,332)   $      506,905  $   (25,018,103)
                                                  ================   =============== ================

Basic  income (loss) per common share                     $ (0.00)           $ 0.00          $ (0.11)
                                                  ================   =============== ================

Fully diluted income (loss) per common share              $ (0.00)           $ 0.00          $ (0.11)
                                                  ================   =============== ================

Weighted average number of common shares
 outstanding -
      Basic                                           247,590,986       246,906,542      225,351,637
                                                  ================   =============== ================

      Fully diluted                                   247,590,986       249,413,684      225,351,637
                                                  ================   =============== ================




                 See notes to consolidated financial statements

                       Avenue Group, Inc. and Subsidiaries
               Consolidated Comprehensive Income (Loss) Statement
                         ( A Development Stage Company)
                                   (Unaudited)


                                                                                      Cumulative
                                                                                     development
                                                                                        stage
                                                                                   January 1, 2003
                                                                                          to
                                                    Three Months ended March 31,    March 31, 2007
                                                  ------------------------------  -----------------
                                                     2007             2006
 Net (Loss)                                       $  (176,332)    $     506,905   $    (25,018,103)
 Other comprehensive income (loss),
       net of tax related effects:
 Unrealized gain (loss) on:
       marketable securities                          (36,513)       (1,324,911)         2,385,198
       foreign currency translation                         -           (31,147)          (118,109)
                                                  ------------    --------------  -----------------
 Other comprehensive gain (loss)                      (36,513)       (1,356,058)         2,267,089
                                                  ------------    --------------  -----------------

  Comprehensive Income (loss)                     $  (212,845)    $    (849,153)  $    (22,751,014)
                                                  ============    ==============  =================


                 See notes to consolidated financial statements

                       Avenue Group, Inc. and Subsidiaries
                        Consolidated Cash Flow Statement
                         ( A Development Stage Company)
                                   (Unaudited)

                                                                                   Cumulative
                                                                                     during
                                                                                  development
                                                                                     stage
                                                                                  January 1, 2003
                                                                                       to
                                                                                  March 31, 2007
                                                      Three Months Ended March 31,--------------
                                                          2007         2006        (Unaudited)
                                                        ----------   ----------   -------------
Cash Flow From Operating Activity:
Net income (loss)                                       $ (176,332)  $ 506,905     (25,018,103)
    Income from discontinued operations                         -            -        (127,909)
    Gain on sale of discontinued operations                     -            -        (724,874)
                                                        ----------   ----------   -------------
Loss from continuing operations                          (176,332)     506,905     (25,870,886)
Adjustments to reconcile net loss to net cash used
in operating activities:
    Depreciation and depletion                              4,866          366          50,615
    Impairment loss on investment in Langley Park
    securities                                                  -            -      10,003,318
    Impairment loss on developed oil property                   -       10,200       5,175,366
    Increase in accretion of oil asset retirement
    obligation                                                490        1,720          24,786
    Gain on decrease in escrow contingency Langley              -      (14,287)              -
    Gain on settlement of oil leases                            -            -        (166,996)
    Expired oil leases                                          -            -         175,198
    Loss on sale of oil lease                                   -            -         721,046
    Gain on sale of Langley stock                          (3,105)           -         119,542
    Gain on sale of Australian securities                       -            -         (38,885)
    Gain on sale of Langley Park securities                     -            -         (34,721)
    Gain on sale of ROO Group securities                        -     (948,189)     (1,384,926)
    Interest related to convertible debentures                                       1,300,000
    Share-based compensation                               34,000       58,500       3,965,500
    Amortization of deferred compensation                       -        1,000         152,100
    Changes in operating assets and liabilities:
       Decrease in accounts receivable                          -            -          61,920
       (Increase) in prepaid expenses                           -            -          (4,906)
       (Increase) decrease in other current assets        (42,305)      53,503         (42,895)
       Decrease in other assets                             8,108            -           4,225
       Increase (Decrease) in accounts payable and
       accrued expenses                                   (17,930)      27,709         526,939
       Net assets of discontinued operations                    -            -         (28,659)
                                                        ----------   ----------   -------------
Net Cash Used In Operating Activity:                     (192,208)    (302,573)     (5,292,319)
                                                        ----------   ----------   -------------

Cash Flow From Investing Activity:
Investment in oil and gas property                         (3,620)           -      (4,551,878)
Investment in Roo Group, Inc.                                   -            -        (208,500)
Proceeds from investor in joint venture                         -            -         375,000
Purchase of marketable securities                               -     (710,448)              0
Purchases of fixed assets                                       -            -         (35,093)
Settlement on oil leases                                        -            -         (50,000)
Proceeds from sale of  marketable securities                    -            -           9,802
Proceeds from sale of Langley Park securities             199,600            -         911,861
Proceeds from sale of ROO Group Inc. securities                 -    1,058,449       1,548,176
Proceeds from sale of Australian marketable securities          -            -         130,505
                                                        ----------   ----------   -------------
Net Cash Provided by (Used in) Investing Activity:        195,980      348,001      (1,870,127)
                                                        ----------   ----------   -------------

Cash Flow From Financing Activity:
Proceeds of notes receivable                                    -            -         485,975
Payment of notes payable                                        -            -        (700,000)
Proceeds from issuance of convertible debt                      -            -       1,300,000
Proceeds from stock to be issued                                -            -         486,000
Proceeds from issuance of stock options                         -            -         100,000
Purchases of treasury stock                                     -            -        (125,000)
Proceeds received from issuance of common stock, net            -            -       3,501,524
                                                        ----------   ----------   -------------
Net Cash Provided by Financing Activity:                        -            -       5,048,499
                                                        ----------   ----------   -------------

Effect of foreign currency translation on cash                (53)          28          46,078
                                                        ----------   ----------   -------------

Net (decrease) increase in cash                             3,719       45,456      (2,067,869)
Cash at beginning of period                                76,187      261,718       2,147,775
                                                        ----------   ----------   -------------

Cash at end of period                                   $  79,906    $ 307,174    $     79,906
                                                        ==========   ==========   =============


Supplemental cash flow information

Cash paid for interest                                  $       -    $       -    $     33,535
Cash paid for taxes                                     $       -    $       -    $          -


Issuance of 48,458,149 shares of common stock for
 investment in Langley Park securities                  $       -    $       -    $ 11,000,000
Additional paid in capital for value of termination
 of registration agreement                              $       -    $       -    $    210,000
Sale of Bickhams Media (a formerly wholly owned
 subsidiary)                                            $       -    $       -    $    588,000

                 See notes to consolidated financial statements

                       Avenue Group, Inc. and Subsidiaries
                            Financial Statement Notes
                               March 31, 2007
                                   (Unaudited)


Note 1 Organization, Operations, and Significant Accounting Policies

Organization and Operations

Avenue Group, Inc. (`Avenue' or the `Company') was incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development through our wholly-owned operating subsidiary, Avenue Energy, Inc. Avenue Energy owns 100% of Avenue Appalachia, Inc. In 2006, we started Avenue Appalachia, Inc. (`AAI'), a Deleware company. AAI has a 10% General Partner Interest and a 31.8% Limited Partner interest in Avenue Appalachia 2006 LP ("2006 LP"), a partnership formed in 2006. We also own as of March 31, 2007 50.1% of the common stock of Stampville.com, Inc.("Stampville"), an inactive business. We have a wholly-owned subsidiary, I.T. Technology Pty. Ltd. (`IT Tech').

Basis of Presentation

These financial statements are consolidated, unaudited and include, in our opinion, all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation. The financial statements should be read in conjunction with our audited financial statements and the related notes included in our December 31, 2006 Form 10-KSB. The financial statements are interim financial statements prepared in accordance with accounting principles generally accepted in the United States and are stated in U.S. dollars. We have reclassified certain data in the financial statements of the prior periods to conform to the current period presentation.


Principles of Consolidation

Our financial statements are consolidated to include the accounts of Avenue Group, its wholly-owned subsidiaries Avenue Energy, Inc., Stampville, I.T. Technology Pty. Ltd, and the accounts of 2006 LP. As the losses allocated to the minority stockholders of Stampville exceeded the remaining minority interest, we have allocated the excess to Avenue Group. We eliminate all material inter-company accounts and transactions. We consolidate the accounts of 2006 LP because as the General Partner we control the partnership. This consolidation is required by the standards of Accounting Research Bulletin 51, Consolidated Financial Statements, Statement 94 of the Financial Accounting Standards Board
(FASB), Consolidation of All Majority-Owned Subsidiaries, FASB Interpretation 46(R) Consolidation of Variable Interest Entities, Issue 04-05 of the Emerging Issues Task Force of the FASB, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, and FASB Staff Position SOP 78-9-1, Interaction of AICPA Statement of Position (SOP) 78-9 and EITF Issue 04-05.

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


The carrying value of financial instruments including cash and marketable securities, accounts payable and accrued expense, and notes payable, approximates their fair values at March 31, 2007, due to the relatively short-term nature of these instruments.

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



Recent Accounting Pronoucements

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


Note 2  Investments in Marketable Securities

In the three months ended March 31, 2006, we sold all of our holdings in Langley Park securities, 728,635 shares, for $199,600, with a $3,105 gain, included in Other Income.

2006 Investments Activity

Langley Park-                                                              Unrealized
                                                                           Gain(loss)          Realized        Market
                                            Shares              Cost            - net              Gain         Value
                                         ----------        ---------       -----------         ---------    -----------
Balance, December 31, 2006                 728,635         $ 196,495         $ 14,060                       $  210,555
Sold                                      (728,635)         (196,495)         (14,060)           3,105        (210,555)
                                         ----------        ---------       -----------         =========    -----------
Balance, March 31, 2007                      -             $      -        $        -                                -
                                         ----------        ---------       -----------                      -----------

ROO Group
                                                                            Unrealized
                                                                            Gain(loss)          Realized       Market
                                            Shares              Cost             - net              Gain        Value
                                         ----------        ---------       -----------         ---------    -----------
Balance, December 31, 2006                 140,000         $ 490,000         $(63,000)                -     $   427,000
Decrease in market value                         -                 -          (22,400)                -         (22,400)
                                         ----------        ---------       -----------         ---------    -----------
Balance, March 31, 2007                    140,000         $ 490,000        $ (85,400)         $      -     $   404,600
                                         ==========        =========       ===========         =========    ===========

Note 3 - Oil and Gas Operations

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

The first two wells of the program were drilled and completed in November and December, 2006. Both of the wells were drilled in Doddridge County. The first well open-flow tested at a rate of 335,000 cubic feet of gas per day and was connected to the pipeline on January 2, 2007. In the first three months of production the well produced at a selling rate of approximately 10,000 to 15,000 cubic feet of gas per day. Initial production has been lower than expected due to the accumulation of fluid near the wellbore. DAC has procured a service rig for a swabbing operation on the well. Once the well has been swabbed, DAC anticipates a significant increase in the production of the well, although we cannot assure that an increase will occur.

The second well open-flow tested at a rate of 225,000 cubic feet of gas per day. This well has been connected to Dominion's sales line in early April, 2007 with an expected sales rate of 35,000 to 50,000 cubic feet of gas per day. The remaining 8 wells of the West Virginia program are expected to be drilled in May through June, 2007.




Asset Retirement Obligations                        Quarter Ended March 31,
                                                     2007              2006
                                                  ----------        -----------
Asset retirement obligation, beginning balance    $  12,256         $   62,937
Accretion                                               490              1,720
                                                  ----------        -----------
Asset retirement obligation, ending balance       $  12,746         $   64,657
                                                  ==========        ===========

Note 4  Equipment

Equipment at March 31, 2007 and 2006 included:

                                                            March 31,
                                                  ----------------------------
                                                     2007               2006
                                                  ----------        ----------
Office and computer equipment                     $  21,818         $  21,565
Less: accumulated depreciation                      (20,297)          (18,833)
                                                  ----------        ----------
Equipment, net                                    $   1,521         $   2,732
                                                  ==========        ==========

Depreciation expense for each of the quarters ended March 31, 2007, and 2006, was $366.

Note 5  Notes And Loans Payable

On August 1, 2000, we borrowed $150,000 from Instanz Nominees Pty. Ltd. ("Instanz"), a related party at that time. The loan bears interest at the rate of ten percent (10%) per annum. In November 2002, we repaid $100,000 of this note from the proceeds of a private placement, leaving a balance payable of principal and interest of $137,244 and $132,700 at March 30, 2007 and December 31, 2006, respectively. Upon mutual agreement of the parties, we will repay this loan and accrued interest payable, only after we have received additional financing and at that time upon the mutual agreement of Instanz and us.

Note 6   Stock Options

On Februauy 1, 2007, Avenue Group, Inc. entered in to a consulting agreement with Dov Amir in connection with its oil and gas activities. Pursuant to this agreement Mr. Amir received $5,000, and will be compensated at the rate of $5,000 per month. In addition, he will receive an option, with immediate vesting, at the beginning of each month to purchase 50,000 of the Company's stock at the prevailing market rate. For the three months ended March 31, 2007, he received an option for 100,000 shares with an exercise price of $.02 per share. Compensation expense for these options were valued using the Black-Scholes method and was calculated to be was $2,000, and is included in the Statement of Operations for the three months ended March 31,2007.



Note 7  Income Tax

At December 31, 2006, we had federal net operating loss carryforwards amounting to $18,425,000 which expire in 2021 through 2025. We have recorded a full valuation allowance against deferred tax assets (approximately $6,265,000 using a Federal tax rate of 34%) resulting from the net operating loss carryforwards, because we do not consider the realization of such deferred tax assets to be more likely than not.

The difference between the recorded income tax benefit and the computed tax benefit using a 34% Federal tax rate is:
                                                Three months ended:
                                                      2007
                                                 ------------
Expected income tax (benefit)                    $   (60,000)
Increase (decrease)in valuation allowance             60,000
                                                 ------------
                                                 $         -
                                                 ============
For the three months ended March 31, 2006 we had net income of $506,905 which was offset by net operating loss, and therefore there was no income tax expense for the period.


Note 8   Segment Information

In 2006 and 2007, we operate only in the oil and gas business. As such we have only one segment and all of our operations as shown in the financial statements relate to that business.

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

OVERVIEW

Avenue Group, Inc. (`Avenue' or the `Company') was incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development through our wholly-owned operating subsidiary, Avenue Energy, Inc. Avenue Energy owns 100% of Avenue Appalachia, Inc. In 2006, we started Avenue Appalachia, Inc. (`AAI'), a Deleware company. AAI has a 10% General Partner Interest and a 31.8% Limited Partner interest in Avenue Appalachia 2006 LP ("2006 LP"), a partnership formed in 2006. We also own as of March 31, 2007 50.1% of the common stock of Stampville.com, Inc.("Stampville"), an inactive business. We have a wholly-owned subsidiary, I.T. Technology Pty. Ltd. (`IT Tech').

We have limited sales and will require significant additional capital in the near term to support our operations and to implement our business strategies. During the three months ended March 31, 2007, our activities were principally devoted to capital raising activities, and through our wholly-owned subsidiaries in the pursuit to acquire oil and gas exploration and production property in the US.

U.S. Operations
---------------
Appalachia
--------------

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

The first two wells of the program were drilled and completed in November and December, 2006. Both of the wells were drilled in Doddridge County. The first well open-flow tested at a rate of 335,000 cubic feet of gas per day and was connected to the pipeline on January 2, 2007. In the first three months of production the well produced at a selling rate of approximately 10,000 cubic feet of gas per day. Initial production has been lower than expected due to the accumulation of fluid near the wellbore. DAC has procured a service rig for a swabbing operation on the well. Once the well has been swabbed, DAC anticipates a significant increase in the production of the well, although we cannot assure that an increase will occur.

The second well open-flow tested at a rate of 225,000 cubic feet of gas per day. This well has been connected to Dominion's sales line in early April, 2007 with an expected sales rate of 35,000 to 50,000 cubic feet of gas per day. The remaining 8 wells of the West Virginia program are expected to be drilled in May through June, 2007.

Going forward, our strategy is to acquire a portfolio of oil and gas assets that include low risk oil and gas reserves internationally and the generation of low risk drilling opportunities in Appalachia and similar basins in the US

As of March 31,2007 we own 140,000 shares of ROO Group that have a market value of $404,600.

We have incurred losses since inception, and management anticipates incurring substantial additional losses as we pursue our operational strategies. Going forward, we plan to seek low risk drilling opportunities in Appalachia and similar basins in the US, which we believe will generate income.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

During the three months ended March 31, 2007, our activities were principally devoted to capital raising activities, and oil and gas activities in the United States. We generated $14,938 in total net revenues in the quarter ended March 31, 2007, versus $7,638 in the quarter ended March 31, 2006. The change in revenue is primarily due to an increase in revenues from gas activities in the United States in 2007, the collection of $8578 from JKX, offset by a reduction from oil revenue in 2006 of $7,638.

Net loss for the quarter ended March 31, 2007 was $176,332 compared to net income of $506,905 for the quarter ended March 31, 2006. Total operating expense for the quarter ended March 31, 2007 decreased by $264,234 from $454,522 in the previous year to $190,288. This is predominantly a result of a reduction in professional fees due to the restatement in 2006 of 2005 and 2004 financial statements. In addition, net income for the quarter ended march 31, 2006, included the gain of $948,189 on the sale of 423,001 shares of Roo.

Liquidity and Capital Resources
-------------------------------

We have generated operating losses from inception and continue to incur losses. For the thee months ended March 31, 2007, we had a net loss of $176,332 and a negative cash flow from operations of $192,208. At March 31, 2007, we had working capital of $66,794, a total accumulated deficit of $32,952,611 and cash of $79,906.

To date, we have been dependent on the proceeds of private placements of our debt and equity securities and other financings in order to implement our operations. All of our working capital during the three months ended March 31, 2007 was generated through the sale of our shares of Langley Park. In the period we sold 728,635 shares of Langley Park for $199,600. If we are unable to continue to generate cash through operations or through the sale of shares of Roo Group, our ability to operate may be materially and adversely affected.

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

Off Balance Sheet Arrangements
------------------------------------------

None.


ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officer.

Changes in internal controls over financial reporting
------------------------------------------------------

There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2007.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

     Exhibit No.   Description

       31.1 Certification of Principal Executive and Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Attached Hereto)

       32.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Attached Hereto)

                                   SIGNATURES

            In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2007

                                       AVENUE GROUP, INC.

                                    By:    /s/ Levi Mochkin
                                           -----------------
                                    Name:  Levi Mochkin
                                    Title: President, Chief Executive Officer,
                                           Chairman of the Board, and Director
                                           (Principal Executive, Financial, and
                                           Accounting Officer)