Form 10QSB
period 2007-06-30
AVENUE GROUP INC
filed 2007-08-20
CIK 1100006

United States Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X]      QUARTERLY REPRORT PURSUANT TO SECTION 13 OR 15(D) Of THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007 or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes |X| No| |

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 252,190,986 shares of common stock outstanding as of August 15, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Transitional Small Business Disclosure Format (Check one): Yes | | No |x|

                                Table of Contents




PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                 1

Item 2. Management's Discussion and Analysis or Plan of Operation            13

Item 3. Controls and Procedures                                              16

PART II - OTHER INFORMATION                                                  __

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

Signatures

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.


                                   Avenue Group, Inc. and Subsidiaries
                                        Consolidated Balance Sheet
                                       (A Development Stage Company)
                                                (Unaudited)

                                                                                            June 30,
                                                                                              2007
                                                                                         ------------
ASSETS:
CURRENT ASSETS:
      Cash                                                                                  $ 32,311
      Marketable securities                                                                    1,555
      Investment in ROO Group, Inc.                                                          279,600
      Other current assets                                                                    49,217
                                                                                         ------------
          TOTAL CURRENT ASSETS                                                               362,683
                                                                                         ------------

OIL AND GAS PROPERTY (Successful efforts method), at cost
      Unproved developed oil and gas property                                                426,483
      Unproved undeveloped oil and gas property                                               12,820
                                                                                         ------------

          TOTAL OIL AND GAS PROPERTY                                                         439,303
                                                                                         ------------

EQUIPMENT, net                                                                                 1,155
                                                                                         ------------



TOTAL ASSETS                                                                                $ 803,141
                                                                                         ============


LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                                 $ 344,856
      Notes payable                                                                            53,432
                                                                                         ------------

              TOTAL CURRENT LIABILITIES                                                       398,288

ASSET RETIREMENT OBLIGATION                                                                    12,746

MINORITY INTEREST                                                                             375,000

STOCKHOLDERS' EQUITY:
      Preferred stock, $.001 par value, 25,000,000 shares authorized,
          none issued, and outstanding                                                              -
      Common stock, $.0002 par value, 500,000,000 shares authorized,
          252,190,986  issued and outstanding                                                  50,438
      Additional paid  in capital                                                          33,251,831
      Accumulated other comprehensive (loss)                                                 (131,386)
      Deficit accumulated prior to development stage                                       (7,934,508)
      Deficit accumulated during the development stage                                    (25,219,268)
                                                                                         ------------
TOTAL STOCKHOLDERS' EQUITY                                                                     17,107
                                                                                         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $ 803,141
                                                                                         ============


                            See notes to consolidated financial statements
                                                   -1-


[EDGAR Agent, please insert financial statements]

                                           Avenue Group, Inc. and Subsidiaries
                                            Consolidated Operations Statement
                                             (A Development Stage Company)
                                                       (Unaudited)
                                                                                                              Cumulative
                                                                                                                during
                                                                                                              development
                                                                                                                 stage
                                                                                                            January 1, 2003
                                                                                                                  to
                                                 Three months ended June 30,     Six months ended June 30,   June 30, 2006
                                                 ---------------------------     -------------------------   -------------
                                                    2007             2006          2007            2006       (Unaudited)
                                                    ----             ----          ----            ----

Revenue:
     Oil and Gas sales                           $ 13,064          $ 8,802      $ 28,002        $ 16,440         $339,385
     e-commerce sales                                   -                -             -               -           60,072
                                                  --------          -------      --------        --------         --------
                                                   13,064            8,802        28,002          16,440          399,457
                                                  --------          -------      --------        --------         --------

Expense:
     Cost of e-commerce sales                           -                -             -               -           16,348
     Oil lease operating expense                   10,473           33,872        14,973          71,507          249,947
     Impairment loss, developed oil property            -           10,200             -          20,400        4,908,348
     Impairment loss, undeveloped oil property          -                -             -               -          267,018
     Expired oil leases                                 -                -             -               -          175,198
     Loss on sale of oil lease                          -                -             -               -          721,046
     Share-based compensation                           -           16,000             -          75,500                -
     Sales, general and administrative            182,548          347,273       368,336         694,460       10,299,664
                                                  --------         --------      --------        --------      -----------

         Total operating expenses                 193,021          407,345       383,309         861,867       16,637,569
                                                 --------         --------      --------        --------      -----------

         (Loss) from operations                  (179,957)        (398,543)     (355,307)       (845,427)     (16,238,112)

Other income (expense):
     Gain on settlement of oil lease                    -                -             -               -          166,996
     Gain on sale of marketable securities        (18,001)               -       (14,896)        948,189        1,443,636
     Gain (loss) on change in market value of
          Langley Park escrow contingency               -          (48,963)            -         (34,676)        (122,647)
     Interest income                                  224                -         1,162               -           14,411
     Interest expense                              (3,431)             (87)       (8,456)         (8,774)      (1,386,533)
     Other income                                       -                -             -               -           53,516
     Impairment loss on Langley Park                    -                -             -               -      (10,003,318)
                                                  --------         --------      --------        --------     ------------
         Total other income (expense)             (21,208)         (49,050)      (22,190)        904,739       (9,833,939)
                                                  --------         --------      --------        --------     ------------

Net income (loss) from continuing operations    $(201,165)       $(447,593)    $(377,497)       $ 59,312     $(26,072,051)

     Gain on sale of discontinued operations            -                -             -               -          724,874
     Income from discontinued operations                -                -             -               -          127,909
                                                 ---------        ---------     ---------        --------      -----------
     Total income from discontinued operations          -                -             -               -          852,783
                                                 ---------        ---------     ---------        --------      -----------

     Net loss                                   $(201,165)       $(447,593)    $(377,497)       $ 59,312     $(25,219,268)
                                               ===========       ==========    ==========       =========    ==============

Basic  income (loss) per common share             $ (0.00)         $ (0.00)       $ (0.00)         $ 0.00       $ (0.12)
                                               ===========       ==========    ==========       =========    ==============

Diluted income (loss) per common share            $ (0.00)         $ (0.00)       $ (0.00)         $ 0.00       $ (0.11)
                                               ===========       ==========    ==========       =========    ==============

Weighted average number of common shares outstanding -
     Basic                                    248,510,986      247,590,986     248,050,986    247,250,655     225,351,637
                                              ============     ============    ============   ============   ==============

     Diluted                                  248,510,986      247,590,986     248,050,986    247,348,023     225,351,637
                                              ============     ============    ============   ============   ==============




                                     See notes to consolidated financial statements
                                                           -2-


                                             Avenue Group, Inc. and Subsidiaries
                                               Consolidated Cash Flow Statement
                                                 (A Development Stage Company)
                                                         (Unaudited)

                                                                                                        Cumulative
                                                                                                           during
                                                                                                        development
                                                                                                           stage
                                                                                                       January 1, 2003
                                                                                                             to
                                                                             Six Months Ended June 30, June 30, 2007
                                                                             ------------------------- --------------
                                                                                2007         2006        (Unaudited)
                                                                                ----         ----
Cash Flow From Operating Activity:
Net income (loss)                                                           $ (377,497)    $ 59,312   $ (25,219,268)
    Income from discontinued operations                                              -            -        (127,909)
    Gain on sale of discontinued operations                                          -            -        (724,874)
                                                                             ----------    ---------   --------------
(Loss) income from continuing operations                                      (377,497)      59,312     (26,072,051)

Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Depreciation and depletion                                                     732          732          46,481
    Impairment loss on investment in Langley Park securit                       (6,078)           -       9,997,240
    Impairment loss on developed oil property                                   17,843       20,397       5,193,209
    Increase in accretion of oil asset retirement obligation                                                 24,296
    Gain on decrease in escrow contingency Langley                                           34,676               -
    Gain on settlement of oil leases                                                 -            -        (166,996)
    Expired oil leases                                                               -            -         175,198
    Loss on sale of oil lease                                                        -            -         721,046
    Gain on sale of Langley stock                                               10,955            -         133,602
    Gain on sale of Australian securities                                            -            -         (38,885)
    Gain on sale of Langley Park securities                                          -            -         (34,721)
    Gain on sale of ROO Group securities                                        18,001     (948,189)     (1,366,925)
    Interest related to convertible debentures                                                    -       1,300,000
    Share-based compensation                                                    49,000       74,500       3,980,500
    Amortization of deferred compensation                                            -        1,000         152,100
    Changes in operating assets and liabilities:
       Decrease in accounts receivable                                               -            -          61,920
       (Increase) in prepaid expenses                                          (42,520)           -         (47,426)
       (Increase) decrease in other current assets                                   -       16,037            (590)
       Decrease in other assets                                                      -            -          (3,883)
       Increase (Decrease) in accounts payable and accrued expenses             34,140      108,894         579,009
       Net assets of discontinued operations                                         -            -         (28,659
                                                                              ---------    ---------     -----------
Net Cash Used In Operating Activity:                                          (295,424)    (632,641)     (5,395,535)
                                                                              ---------    ---------     -----------

Cash Flow From Investing Activity:
Investment in oil and gas property                                                 (51)           -      (4,548,309)
Investment in Roo Group, Inc.                                                        -            -        (208,500)
Proceeds from investor in joint venture                                              -            -         375,000
Purchases of fixed assets                                                            -            -         (35,093)
Settlement on oil leases                                                             -            -         (50,000)
Proceeds from sale of  marketable securities                                         -        9,817           9,802
Proceeds from sale of Langley Park securities                                  199,600    1,058,449         911,861
Proceeds from sale of ROO Group Inc. securities                                 51,999            -       1,600,175
Proceeds from sale of Australian marketable securities                               -            -         130,505
                                                                               --------   ----------     -----------
Net Cash Provided by (Used in) Investing Activity:                             251,548    1,068,266      (1,814,559)
                                                                               --------   ----------     -----------

Cash Flow From Financing Activity:
Proceeds of notes receivable                                                         -            -         485,975
Payment of notes payable                                                             -     (200,000)       (700,000)
Proceeds from issuance of convertible debt                                           -            -       1,300,000
Proceeds from stock to be issued                                                     -            -         486,000
Proceeds from issuance of stock options                                              -            -         100,000
Purchases of treasury stock                                                          -            -        (125,000)
Proceeds received from issuance of common stock, net                                 -            -       3,501,524
                                                                               --------    ---------     -----------
Net Cash Provided by Financing Activity:                                             -     (200,000)      5,048,499
                                                                               --------    ---------     -----------

Effect of foreign currency translation on cash                                       -           84          46,131
                                                                               --------    ---------     -----------

Net (decrease) increase in cash                                                (43,876)     235,709      (2,115,464)
Cash at beginning of period                                                     76,187      261,718       2,147,775
                                                                               --------    ---------     -----------

Cash at end of period                                                         $ 32,311    $ 497,427          32,311
                                                                               ========    =========     ===========

Supplemental cash flow information

Cash paid for interest                                                        $      -    $       -      $   33,535
Cash paid for taxes                                                           $      -    $       -      $        -


Issuance of 48,458,149 shares of common stock for investment in
    Langley Park securities                                                   $      -    $       -      $11,000,000
Additional paid in capital for value of termination of registration agreement $      -    $       -      $   210,000
Sale of Bickhams Media (a formerly wholly owned subsidiary)                   $      -    $       -      $   588,000
Common Stock issued for accrued expenses                                      $128,000    $       -      $   128,000


                                         See notes to consolidated financial statements
                                                               3

                       Avenue Group, Inc. and Subsidiaries
                            Financial Statement Notes
                                  June 30, 2007
                                   (Unaudited)


Note 1 Organization, Operations, and Significant Accounting Policies

Organization and Operations

Avenue Group, Inc. (`Avenue' or the `Company') was incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development through our wholly-owned operating subsidiary, Avenue Energy, Inc. Avenue Energy owns 100% of Avenue Appalachia, Inc. In 2006, we started Avenue Appalachia, Inc. (`AAI'), a Delaware company. AAI has a 10% General Partner Interest and a 31.8% Limited Partner interest in Avenue Appalachia 2006 LP ("2006 LP"), a partnership formed in 2006. We also own as of June 30, 2007 50.1% of the common stock of Stampville.com, Inc.("Stampville"), an inactive business. We have a wholly-owned subsidiary, I.T. Technology Pty. Ltd. (`IT Tech').

Basis of Presentation

These financial statements are consolidated, unaudited and include, in our opinion, all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation. The financial statements should be read in conjunction with our audited financial statements and the related notes included in our December 31, 2006 Form 10-KSB. The results of operations for the six months ended June 30, 2007 are not indicative of the results for the full year ended December 31, 2007, The financial statements are interim financial statements prepared in accordance with accounting principles generally accepted in the United States and are stated in U.S. dollars. We have reclassified certain data in the financial statements of the prior periods to conform to the current period presentation.

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


The carrying value of financial instruments including cash and marketable securities, accounts payable and accrued expense, and notes payable, approximates their fair values at June 30, 2007, due to the relatively short-term nature of these instruments.

Stock-Based Compensation

Effective January 1, 2006, we account for share-based payments using the fair value of the options at the grant date as provided by FASB Statement 123(R), Share-Based Payment. We record compensation expense for all share-based awards granted, and for awards modified, repurchased or cancelled. We will recognize compensation expense for outstanding awards for which the requisite service had not been rendered as of January 1, 2006, over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement 123, adjusted for expected forfeitures. We have adopted Statement 123(R) using a modified prospective application. Prior to January 1, 2006 we recognized employee compensation expense for our stock option plan using the intrinsic value method of accounting. Under the terms of the intrinsic value method, compensation expense was the excess, if any, of the quoted market price of the stock at the grant date, over the amount an employee must pay to acquire the stock.

Recent Accounting Pronouncements

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

Note 2  Investments in Marketable Securities

In the six months ended June 30, 2007, we sold all of our holdings in Langley Park securities, 728,635 shares, for $199,600, with a $3,105 gain, included in Other Income.

2007 Investments Activity


Langley Park-                                     Unrealized
                                             Gain(loss)      Realized    Market
                               Shares      Cost    - net       Gain      Value
                              --------  ---------  ---------  -------  ---------

Balance, December 31, 2006    728,635  $ 196,495   $ 14,060           $ 210,555
Sold                         (728,635)  (196,495)   (14,060)   3,105   (210,555)
                             ---------  ---------  ---------  =======  ---------
Balance, June 30, 2007           -     $      -    $    -                     -
                             ---------  ---------  ---------           ---------

ROO Group
                                                  Unrealized
                                             Gain(loss)      Realized    Market
                               Shares      Cost    - net       Loss      Value
                              --------  ---------  --------  --------- ---------
Balance, December 31, 2006     140,000 $ 490,000   $(63,000)     -    $ 427,000
Sold                           (20,000)  (70,000)   (18,801) (70,000)
Decrease in market value          -        -        (77,400)     -     ( 77,400)
                              --------- --------- ---------- --------- ---------
Balance, June 30, 2007         120,000 $ 420,000  $(140,400)$(18,801) $ 279,600
                              ========= ========= ========== ========= =========


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

The first two wells of the program were drilled and completed in November and December, 2006. Both of the wells were drilled in Doddridge County. The first well open-flow tested at a rate of 335,000 cubic feet of gas per day and was connected to the pipeline on January 2, 2007. In the first six months of production the well is producing at a selling rate of approximately 10,000 to 15,000 cubic feet of gas per day. Initial production has been lower than expected due to the accumulation of fluid near the wellbore. DAC is monitoring the well and from time to time does a swabbing operation. DAC anticipates the well to increase production, although we cannot assure that an increase will occur.

The second well open-flow tested at a rate of 225,000 cubic feet of gas per day. This well has been connected to Dominion's sales line in early April, 2007. The well is producing at a selling rate of approximately 20,000 to 25,000 cubic feet of gas per day. DAC continues to monitor the well for opportunities to increase production, although we cannot assure that an increase will occur.

Due to the performance of the first two wells of the program, we are currently in discussions with DAC about amending the program, where the obligations of the 2006 LP will go forward on a well by well basis.


Asset Retirement Obligations                        Quarter Ended June 30,
                                                     2007              2006
                                                  ----------        -----------

Asset retirement obligation, beginning balance    $  12,256         $   62,937
Accretion                                               490              3,440
                                                  ----------        -----------
Asset retirement obligation, ending balance       $  12,746         $   66,377
                                                  ==========        ===========

Note 4  Equipment

Equipment at June 30, 2007 and 2006 included:

                                                            June 30,
                                                  ----------------------------
                                                     2007               2006
                                                  ----------        ----------
Office and computer equipment                     $  21,818         $  21,565
Less: accumulated depreciation                      (20,663)          (19,199)
                                                  ----------        ----------
Equipment, net                                    $   1,155         $   2,266
                                                  ==========        ==========

Depreciation expense for each of the six months ended June 30, 2007, and 2006, was $732.

Note 5  Notes And Loans Payable

On August 1, 2000, we borrowed $150,000 from Instanz Nominees Pty. Ltd. ("Instanz"), a related party at that time. The loan bears interest at the rate of ten percent (10%) per annum. In November 2002, we repaid $100,000 of this note from the proceeds of a private placement, leaving a balance payable of principal and interest of $140,676 and $132,700 at June 30, 2007 and December 31, 2006, respectively. Upon mutual agreement of the parties, we will repay this loan and accrued interest payable, only after we have received additional financing and at that time upon the mutual agreement of Instanz and us.

Note 6   Stock Options

On Februauy 1, 2007, Avenue Group, Inc. entered in to a consulting agreement with Dov Amir in connection with its oil and gas activities. Pursuant to this agreement Mr. Amir received $5,000, and will be compensated at the rate of $5,000 per month. In addition, he will receive an option, with immediate vesting, at the beginning of each month to purchase 50,000 of the Company's stock at the prevailing market rate. For the six months ended June 30, 2007, he received an option for 400,000 shares with an exercise price of $.02 per share. Compensation expense for these options were valued using the Black-Scholes method and was calculated to be $8,000, and is included in the Statement of Operations for the six months ended June 30,2007.

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

The difference between the recorded income tax benefit and the computed tax benefit using a 34% Federal tax rate is:
                                                Six months ended:
                                                      2007
                                                 ------------
Expected income tax (benefit)                    $   (128,000)
Increase (decrease)in valuation allowance             128,000
                                                 ------------
                                                 $         -
                                                 ============
For the six months ended June 30, 2007 we had net loss of $377,497 therefore there was no income tax expense for the period.

Note 8   Segment Information

In 2006 and 2007, we operate only in the oil and gas business. As such we have only one segment and all of our operations as shown in the financial statements relate to that business.

Item 2. Management's Discussion and Analysis or Plan of Operations

Except as expressly indicated to the contrary, references to the "Company," "we," "us," or "our" contained in this references in this document refer to Avenue Group, Inc. and include our wholly owned subsidiaries.

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

OVERVIEW

Avenue Group, Inc. ("Avenue" or the "Company") was incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development through our wholly-owned operating subsidiary, Avenue Energy, Inc. Avenue Energy owns 100% of Avenue Appalachia, Inc. In 2006, we started Avenue Appalachia, Inc. ("AAI"), a Deleware company. AAI has a 10% General Partner Interest and a 31.8% Limited Partner interest in Avenue Appalachia 2006 LP ("2006 LP"), a partnership formed in 2006. We also own as of June 30, 2007 50.1% of the common stock of Stampville.com, Inc.("Stampville"), an inactive business. We have a wholly-owned subsidiary, I.T. Technology Pty. Ltd. ("IT Tech").

We have limited sales and will require significant additional capital in the near term to support our operations and to implement our business strategies. During the three months ended June 30, 2007, our activities were principally devoted to the pursuit to acquire oil and gas exploration and production property in the US and abroad.

U.S. Operations
---------------
Appalachia
--------------

West Virginia

In October 2006, Avenue Energy entered into an agreement with Drilling Appalachian Corporation, ("DAC") to participate in the drilling of up to 10 gross wells in West Virginia.

DAC, an experienced West Virginia based operator, holds lease interests in over 30,000 acres in Doddridge and Wetzel counties, West Virginia, and operates over 160 producing oil and gas wells and associated gathering lines. The success rate in this part of the Appalachian basin has historically been in excess of 95% with initial production in the range of 10 to 100 mcfgd (thousand cubic feet of gas per day). Ultimate recoverable reserves have averaged 250 million cubic feet of gas per well.

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

The first two wells of the program were drilled and completed in November and December, 2006. Both of the wells were drilled in Doddridge County. The first well open-flow tested at a rate of 335,000 cubic feet of gas per day and was connected to the pipeline on January 2, 2007. In the first six months of production the well is producing at a selling rate of approximately 10,000 to 15,000 cubic feet of gas per day. Initial production has been lower than expected due to the accumulation of fluid near the wellbore. DAC is monitoring the well and from time to time does a swabbing operation. DAC anticipates the well to increase production, although we cannot assure that an increase will occur.

The second well open-flow tested at a rate of 225,000 cubic feet of gas per day. This well has been connected to Dominion's sales line in early April, 2007. The well is producing at a selling rate of approximately 20,000 to 25,000 cubic feet of gas per day. DAC continues to monitor the well for opportunities to increase production, although we cannot assure that an increase will occur.

Due to the performance of the first two wells of the program, we are currently in discussions with DAC about amending the program, where the obligations of the 2006 LP will go forward on a well by well basis

International Oil and Gas

We continuously evaluate opportunities to apply or acquire oil and gas assets in the U.S. and Abroad. We have recently applied for an exploration and production license in a foreign country and we expect the license to be issued in the near future, although we cannot be assured that the license will be issued.

Going forward, our strategy is to acquire a portfolio of oil and gas assets that include low risk oil and gas reserves internationally and the generation of low risk drilling opportunities in Appalachia and similar basins in the US

As of June 30, 2007 we own 140,000 shares of ROO Group that have a market value of $279,600.

We have incurred losses since inception, and management anticipates incurring substantial additional losses as we pursue our operational strategies. Going forward, we plan to seek low risk drilling opportunities in Appalachia and similar basins in the US, which we believe will generate income.

Results of Operations

Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006 During the six months ended June 30, 2007, our activities were principally devoted to capital raising activities, and oil and gas activities in the United States and abroad. We generated $13,064 in net revenues for the three months ended June 30, 2007, versus $8,802 in net revenues for the three months ended June 30, 2006. We generated $28,002 in net revenues for the six months ended June 30, 2007, versus $16,440 in net revenues for the six months ended June 30, 2006. The change in revenue is primarily due to an increase in revenues from gas activities in the United States in 2007, the collection of $8,578 from JKX, offset by a reduction from oil revenue in 2006 of $7,638.

Net income (loss) for the three and six months ended June 30, 2007 was $(201,165) and $(377,497) compared to net income (loss) of $(447,593) and
$59,312 for the three and six months ended June 30, 2006. Total operating expenses for the three and six months ended June 30, 2007, decreased by $193.021 and $383,309, respectively. This decrease is predominantly a result of a reduction in professional fees due to the restatement in 2006 of 2005 and 2004 financial statements. In addition, net income for the six months ended June 30, 2006, included the gain of $948,189 on the sale of Roo Group.

Liquidity and Capital Resources
-------------------------------

We have generated operating losses from inception and continue to incur losses. For the six months ended June 30, 2007, we had a net loss of $377,497 and a negative cash flow from operations of $295,424. At June 30, 2007, we had working capital deficit of $35,605, a total accumulated deficit of $33,153,776 and cash of $32,311.

To date, we have been dependent on the proceeds generated through the sale of our holdings in Langley Park and ROO Group and of private placements of our debt and equity securities and other financings in order to implement our operations. All of our working capital during the six months ended June 30, 2007 was generated through the sale of our holdings in Langley Park and ROO Group. In the period we sold 728,635 shares of Langley Park for $199,600 and 20,000 shares of ROO Group for $52,000. If we are unable to continue to generate cash through operations or through the sale of shares of ROO Group, our ability to operate may be materially and adversely affected.

We plan to rely on the proceeds from new debt or equity financing and the sale of securities to finance ongoing operations. Over the next twelve months, we intend to continue to seek additional capital in order to meet our working capital requirements. There is no ass assurance that we will be successful in achieving such financing or raise sufficient capital to fund our operations and further development. In addition, there is no assurance that any such financing will be available to us on commercially reasonable terms, if at all. If we are not successful in sourcing significant additional capital in the near future, we will be required to significantly curtail or cease ongoing operations and consider alternatives that would have a material adverse affect on our business, results of operations and financial condition. In such event we may need to relinquish most, if not all of our ongoing oil and gas rights and licenses.

Going Concern Consideration

The financial statements contained in this Report have been prepared on a `going concern' basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed in this Report, there is a significant risk that we will be unable to continue as a going concern, in which case, you would suffer a total loss on your investment in our company.

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

                           PART II - OTHER INFORMATION

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2007.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

Dated: August 20, 2007

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

                                  EXHIBIT 31.1

           CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Levi Mochkin, the President, Chief Executive Officer, Chairman of the Board, and Director of Avenue Group, Inc. (the "Company"), certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the Company for the quarter ended June 30, 2007;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:

            a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            b. Designed such disclosure control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

            c. Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            d. Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (in the case of an annual report, the fourth fiscal quarter) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting


Date:  August 20, 2007


                                    By:    /s/ Levi Mochkin
                                           -----------------
                                      Name: Levi Mochkin
                                      Title:President, Chief Executive Officer,
                                            Chairman of the Board, and Director
                                            (Principal Executive, Financial, and
                                            Accounting Officer)

                                  EXHIBIT 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Levi Mochkin, the President, Chief Executive Officer, Chairman of the Board, and Director of Avenue Group, Inc. (the "Company"), certifies, under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his knowledge, the Quarterly Report on Form 10-QSB of the Company for the quarter ended June 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 20, 2007


                                    By:    /s/ Levi Mochkin
                                           ------------------
                                      Name: Levi Mochkin
                                      Title:President, Chief Executive Officer,
                                            Chairman of the Board, and Director
                                            (Principal Executive, Financial, and
                                            Accounting Officer)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.