Form 10QSB
period 2007-09-30
AVENUE GROUP INC
filed 2007-11-19
CIK 1100006

United States Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPRORT PURSUANT TO SECTION 13 OR 15(D) Of THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended September 30, 2007 or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes |X| No| |

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 252,190,986 shares of common stock outstanding as of November 15, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

Table of Contents


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                               1

Item 2. Management's Discussion and Analysis or Plan of Operation          8

Item 3. Controls and Procedures                                           13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                 14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       14

Item 3. Defaults Upon Senior Securities                                   14

Item 4. Submission of Matters to a Vote of Security Holders               14

Item 5. Other Information                                                 14

Item 6. Exhibits                                                          14

Signatures

PART I - FINANCIAL INFORMATION



Item 1.     Financial Statements.


                       Avenue Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                          (A Development Stage Company)
                                   (Unaudited)

                                                                      September 30,
                                                                           2007
                                                                      -------------
ASSETS:
CURRENT ASSETS:
      Cash                                                               $  28,264
      Marketable securities                                                  1,522
      Investment in ROO Group, Inc.                                         22,000
      Other current assets                                                  30,650
                                                                      -------------

          TOTAL CURRENT ASSETS                                              82,436
                                                                      -------------

OIL AND GAS PROPERTY (Successful efforts method), at cost
      Unproved developed oil and gas property                              412,012
      Unproved undeveloped oil and gas property                             12,820
                                                                      -------------

          TOTAL OIL AND GAS PROPERTY                                       424,832
                                                                      -------------

EQUIPMENT, net                                                                 789
                                                                      -------------



TOTAL ASSETS                                                             $ 508,057
                                                                      =============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
      CURRENT LIABILITIES:
      Accounts payable and accrued expenses                              $ 429,692
      Notes payable                                                         56,842
                                                                      -------------

              TOTAL CURRENT LIABILITIES                                    486,534

ASSET RETIREMENT OBLIGATION                                                 12,746

MINORITY INTEREST                                                          375,000

STOCKHOLDERS' DEFICIENCY:
      Preferred stock, $.001 par value, 25,000,000 shares authorized,
          none issued, and outstanding                                           -
      Common stock, $.0002 par value, 500,000,000 shares authorized,
          252,190,986  issued and outstanding                               50,438
      Additional paid - in capital                                      33,254,831
      Accumulated other comprehensive (loss)                               (65,443)
      Deficit accumulated prior to development stage                    (7,934,508)
      Deficit accumulated during the development stage                 (25,671,541)
                                                                      -------------

TOTAL STOCKHOLDERS' DEFICIENCY                                            (366,223)
                                                                      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                           $ 508,057
                                                                      =============

                 See notes to consolidated financial statements
                                       1

                       Avenue Group, Inc. and Subsidiaries
                        Consolidated Operations Statement
                          (A Development Stage Company)
                                   (Unaudited)

                                                                                                                   Cumulative
                                                                                                                     during
                                                                                                                  development
                                                                                                                      stage
                                                                                                                January 1, 2003
                                                                                                                       to
                                                            Three months ended          Nine Months ended        September 30,
                                                                September 30,             September 30,               2007
                                                        -----------------------------------------------------------------------
                                                           2007           2006           2007           2006       (Unaudited)
                                                           ----           ----           ----           ----

Revenue:
     Oil and Gas sales                                      $ 12,753       $ 44,928       $ 40,755      $ 61,368      $352,138
     e-commerce sales                                              -              -              -             -        60,072
                                                        -------------  -------------  -------------  --------------------------
                                                              12,753         44,928         40,755        61,368       412,210
                                                        -------------  -------------  -------------  --------------------------

Expense:
     Cost of e-commerce sales                                      -              -              -             -        16,348
     Oil lease operating expense                              38,836         31,498         53,809       103,005       288,783
     Impairment loss, developed oil property                       -         10,200              -        30,600     4,908,348
     Impairment loss, undeveloped oil property                     -              -              -             -       267,018
     Expired oil leases                                            -              -              -             -       175,198
     Loss on sale of oil lease                                     -              -              -             -       721,046
     Sales, general and administrative                       195,593        286,998        563,929     1,056,958       563,929
     Gain on settlement of oil leases                                      (146,261)                    (146,261)    9,931,328
                                                        -------------  -------------  -------------  --------------------------


         Total operating expenses                            234,429        182,435        617,738     1,044,302    16,871,998
                                                        -------------  -------------  -------------  --------------------------

         (Loss) from operations                             (221,676)      (137,507)      (576,983)     (982,934)  (16,459,788)

Other income (expense):
     Gain on settlement of oil lease                               -              -              -             -       166,996
     Gain on sale of marketable securities                  (227,157)        (1,078)      (242,053)      947,111     1,216,479
     Gain (loss) on change in market value of                                                                                0
          Langley Park escrow contingency                          -         19,906              -       (14,770)     (122,647)
     Interest income                                          15,521          5,388         16,683        11,780        29,932
     Interest expense                                        (18,961)        (5,141)       (27,417)      (20,307)   (1,405,494)
     Other income                                                  -              -              -             -        53,516
     Impairment loss on Langley Park                               -              -              -             -   (10,003,318)
                                                        -------------  -------------  -------------  --------------------------
         Total other income (expense)                       (230,597)        19,075       (252,787)      923,814   (10,064,536)
                                                        -------------  -------------  -------------  --------------------------

Net income (loss) from continuing operations              $ (452,273)    $ (118,432)    $ (829,770)    $ (59,120)  (26,524,324)

     Gain on sale of discontinued operations                       -              -              -             -       724,874
     Income from discontinued operations                           -              -              -             -       127,909
                                                        -------------  -------------  -------------  --------------------------
     Total income from discontinued operations                     -              -              -             -       852,783
                                                        -------------  -------------  -------------  --------------------------

     Net loss                                             $ (452,273)    $ (118,432)    $ (829,770)    $ (59,120) ($26,671,541)
                                                        =============  =============  =============  ==========================

Basic and Diluted income (loss) per common share             $ (0.00)       $ (0.00)       $ (0.00)      $ (0.00)      $ (0.12)
                                                        =============  =============  =============  ==========================

Weighted average number of common shares outstanding -
     Basic  and Diluted                                  252,190,986    247,590,986    249,451,280   247,365,345   225,351,637
                                                        =============  =============  =============  ==========================

                 See notes to consolidated financial statements
                                       2

                      Avenue Group, Inc. and Subsidiaries
                       Consolidated Cash Flow Statement
                        ( A Development Stage Company)
                                  (Unaudited)

                                                                                                           Cumulative
                                                                                                             during
                                                                                                           development
                                                                                                              stage
                                                                                                          January 1, 2003
                                                                                                               to
                                                                                 Nine Months Ended      September 30, 2007
                                                                                   September 30,       -------------------
                                                                                  2007         2006        (Unaudited)
                                                                                  ----         ----
Cash Flow From Operating Activity:
Net income (loss)                                                               $(829,770)   $ (59,120)     (25,671,541)
    Income from discontinued operations                                                 -            -         (127,909)
    Gain on sale of discontinued operations                                             -            -         (724,874)
                                                                                ----------   ----------   --------------
Income (loss) from continuing operations                                         (829,767)     (59,120)     (26,524,321)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Depreciation and depletion                                                      1,098          846           46,847
    Impairment loss on investment in Langley Park securities                                         -       10,003,318
    Impairment loss on investment in ROO Group securities                         (14,394)           -          (14,394)
    Impairment loss on developed oil property                                      35,444       30,600        5,210,810
    Increase in accretion of oil asset retirement obligation                          490        5,160           24,786
    Gain on decrease in escrow contingency Langley                                                                    -
    Gain on settlement of oil leases                                               (3,620)    (146,261)        (170,616)
    Expired oil leases                                                                  -            -          175,198
    Loss on sale of oil lease                                                       8,108            -          729,154
    Gain on sale of Langley stock                                                  10,955       14,770          133,602
    Gain on sale of Australian securities                                               -            -          (38,885)
    Loss (Gain) on sale of Langley Park securities                                      -            -          (34,721)
    Loss on sale of ROO Group securities                                          245,051     (947,111)      (1,139,875)
    Interest related to convertible debentures                                          -                     1,300,000
    Share-based compensation                                                       52,000       90,500        3,983,500
    Amortization of deferred compensation                                               -        1,000          152,100
    Changes in operating assets and liabilities:
       Decrease in accounts receivable                                                  -            -           61,920
       (Increase) in prepaid expenses                                             (23,953)           -          (28,859)
       (Increase) decrease in other current assets                                      -       25,596             (590)
       Decrease in other assets                                                         -            -           (3,883)
       Increase (Decrease) in accounts payable and accrued expenses               122,386      162,026          667,255
       Net assets of discontinued operations                                            -            -          (28,659)
                                                                                ----------   ----------   --------------
Net Cash Used In Operating Activities                                            (396,205)    (821,994)      (5,496,316)
                                                                                ----------   ----------   --------------

Cash Flow From Investing Activity:
Investment in oil and gas property                                                      -      (50,000)      (4,548,258)
Investment in Roo Group, Inc.                                                         (21)       9,802         (208,521)
Proceeds from investor in joint venture                                                 -            -          375,000
Purchases of fixed assets                                                               -            -          (35,093)
Settlement on oil leases                                                                -            -          (50,000)
Proceeds from sale of  marketable securities                                            -            -            9,802
Proceeds from sale of Langley Park securities                                     199,600            -          911,861
Proceeds from sale of ROO Group Inc. securities                                   148,703    1,057,371        1,696,879
Proceeds from sale of Australian marketable securities                                  -            -          130,505
                                                                                ----------   ----------   --------------
Net Cash Provided by (Used in) Investing Activities:                              348,282    1,017,173       (1,717,825)
                                                                                ----------   ----------   --------------

Cash Flow From Financing Activity:
Proceeds of notes receivable                                                            -            -          485,975
Payment of notes payable                                                                -     (200,000)        (700,000)
Proceeds from issuance of convertible debt                                              -            -        1,300,000
Proceeds from stock to be issued                                                        -            -          486,000
Proceeds from issuance of stock options                                                 -            -          100,000
Purchases of treasury stock                                                             -            -         (125,000)
Proceeds received from issuance of common stock, net                                    -            -        3,501,524
                                                                                ----------   ----------   --------------
Net Cash Provided by Financing Activities                                               -     (200,000)       5,048,499
                                                                                ----------   ----------   --------------

Effect of foreign currency translation on cash                                          -           84           46,131
                                                                                ----------   ----------   --------------

Net decrease in cash                                                              (47,923)      (4,737)      (2,119,511)
Cash at beginning of period                                                        76,187      261,718        2,147,775
                                                                                ----------   ----------   --------------

Cash at end of period                                                           $  28,264    $ 256,981     $     28,264
                                                                                ==========   ==========   ==============


Supplemental cash flow information

Cash paid for interest                                                          $       -            -     $     33,535
Cash paid for taxes                                                             $       -    $       -     $          -


Issuance of 48,458,149 shares of common stock for investment in
    Langley Park securities                                                     $       -    $       -     $ 11,000,000
Additional paid in capital for value of termination of registration agreement   $       -    $       -     $    210,000
Sale of Bickhams Media ( a formerly wholly owned subsidiary)                    $       -    $       -     $    588,000
Common Stock issued for accrued expenses                                        $ 128,000    $       -     $    128,000



                 See notes to consolidated financial statements
                                        3

                           Financial Statement Notes
                               September 30, 2007
                                   (Unaudited)


Note 1 Organization, Operations, and Significant Accounting Policies

Organization and Operations

Avenue Group, Inc. ("Avenue" or the "Company") was incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development through our wholly-owned operating subsidiary, Avenue Energy, Inc. Avenue Energy Energy Israel LTD ("AEI") is an Israel domiciled corporation that holds the Heletz-Kokhav License and is a wholly owned subsidiary of Avenue Group Inc. Avenue Energy owns 100% of Avenue Appalachia, Inc. In 2006, we started Avenue Appalachia, Inc. ("AAI"), a Deleware company. AAI has a 10% General Partner Interest and a 31.8% Limited Partner interest in Avenue Appalachia 2006 LP ("2006 LP"), a partnership formed in 2006. We also own as of June 30, 2007 50.1% of the common stock of Stampville.com, Inc.("Stampville"), an inactive business. We have a wholly-owned subsidiary, I.T. Technology Pty. Ltd. ("IT Tech").

Basis of Presentation

These financial statements are consolidated, unaudited and include, in our opinion, all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation. The financial statements should be read in conjunction with our audited financial statements and the related notes included in our December 31, 2006 Form 10-KSB. The results of operations for the nine months ended September 30, 2007 are not indicative of the results for the full year ended December 31, 2007, The financial statements are interim financial statements prepared in accordance with accounting principles generally accepted in the United States and are stated in U.S. dollars. We have reclassified certain data in the financial statements of the prior periods to conform to the current period presentation.

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


The  carrying  value of  financial  instruments  including  cash and  marketable securities, accounts payable and accrued expense, and notes payable, approximates their fair values at September 30, 2007, due to the relatively short-term nature of these instruments.

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

Note 2  Investments in Marketable Securities

In the nine months ended September 30, 2007, we sold all of our holdings in Langley Park securities, 728,635 shares, for $199,600, with a $3,105 gain, included in Other Income.

2007 Investments Activity


Langley Park-                                     Unrealized
                                             Gain(loss)      Realized    Market
                               Shares      Cost    - net       Gain      Value
                              --------  ---------  ---------  -------  ---------

Balance, December 31, 2006    728,635  $ 196,495   $ 14,060           $ 210,555
Sold                         (728,635)  (196,495)   (14,060)   3,105   (210,555)
                             ---------  ---------  ---------  =======  ---------
Balance, September 30, 2007      -     $      -    $    -                     -
                             ---------  ---------  ---------           ---------

ROO Group
                                                  Unrealized
                                                   Gain(loss) Realized   Market
                               Shares      Cost    - net       Loss      Value
                              --------  ---------  --------  --------- ---------
Balance, December 31, 2006     140,000 $ 490,000   $(63,000)     -    $ 427,000
Sold                          (112,500) (393,750)      -      (245,047)(393,750)
Decrease in market value          -        -        (2,443)     -      ( 11,250)
                              --------- --------- ---------- --------- ---------
Balance, September 30, 2007     27,500  $ 96,250  $(65,443)$(245,047) $ 22,000
                              ========= ========= ========== ========= =========


Note 3 - Oil and Gas Operations


Asset Retirement Obligations            Quarter Ended September 30,
                                                     2007
                                                  ----------

Asset retirement obligation, beginning balance    $  12,256
Accretion                                               564
                                                  ----------
Asset retirement obligation, ending balance       $  12,746
Termination of lease
                                                  ----------

                                                  ==========

Note 4  Equipment

Equipment at September 30, 2007 and 2006 included:

                                                September 30,
                                               ---------------
                                                     2007
                                                  ----------
Office and computer equipment                     $  21,818
Less: accumulated depreciation                      (21,029)
                                                  ----------
Equipment, net                                    $     789
                                                  ==========

Depreciation expense for each of the nine months ended September 30, 2007, and 2006, was $1,098 and $846 respectively.

Note 5  Notes And Loans Payable

On August 1,  2000,  we  borrowed  $150,000  from  Instanz  Nominees  Pty.  Ltd.
("Instanz"), a related party at that time. The loan bears interest at the rate of ten percent (10%) per annum. In November 2002, we repaid $100,000 of this note from the proceeds of a private placement, leaving a balance payable of principal and interest of $144,086. At September 30, 2007, upon mutual agreement of the parties, we will repay this loan and accrued interest payable, only after we have received additional financing and at that time upon the mutual agreement of Instanz and us.

Note 6   Stock Options

On Februauy 1, 2007, Avenue Group, Inc. entered in to a consulting agreement with Dov Amir in connection with its oil and gas activities. Pursuant to this agreement Mr. Amir received $5,000, and will be compensated at the rate of $5,000 per month. In addition, he will receive an option, with immediate vesting, at the beginning of each month to purchase 50,000 of the Company's stock at the prevailing market rate. For the nine months ended September 30, 2007, he received an option for 400,000 shares with an exercise price of $.02 per share. Compensation expense for these options were valued using the Black-Scholes method and was calculated to be $13,000, and is included in the Statement of Operations for the nine months ended September 30, 2007.

For the nine months ended September 30, 2007, an officer of the Company received 200,000 options at an exercise price of $0.10 for a total value of $39,000.

Note 7   Segment Information

In 2006 and 2007, we operate only in the oil and gas business. As such we have only one segment and all of our operations as shown in the financial statements relate to that business.

Note 8   Subsequent Events

On November 6, 2007 an Officer of the Company loaned the Company $45,000. The loan is payable upon demand and accrues interest at a rate of 11% per annum.



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

OVERVIEW

Avenue Group, Inc. ("Avenue" or the "Company") was incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development through our wholly-owned operating subsidiary, Avenue Energy, Inc. Avenue Energy Energy Israel LTD ("AEI") is an Israel domiciled corporation that holds the Heletz-Kokhav License and is a wholly owned subsidiary of Avenue Group Inc. Avenue Energy owns 100% of Avenue Appalachia, Inc. In 2006, we started Avenue Appalachia, Inc. ("AAI"), a Deleware company. AAI has a 10% General Partner Interest and a 31.8% Limited Partner interest in Avenue Appalachia 2006 LP ("2006 LP"), a partnership formed in 2006. We also own as of September 30, 2007 50.1% of the common stock of Stampville.com, Inc.("Stampville"), an inactive business. We have a wholly-owned subsidiary, I.T. Technology Pty. Ltd. ("IT Tech").

We have limited sales and will require significant additional capital in the near term to support our operations and to implement our business strategies. During the three months ended September 30, 2007, our activities were principally devoted to the pursuit to acquire oil and gas exploration and production property in the US and abroad.


Heletz-Kokhav License

On  September  25,   2007,Avenue   Group,  Inc.  announced  that  the  Petroleum
Commissioner of Israel had issued a license for the Heletz-Kokhav Field to its wholly owned Israel subsidiary Avenue Energy Israel LTD. ("AEI").

The Heletz-Kokhav license is comprised of 3 oil fields - Heletz, Brur and Kochav
- equaling 229,600 dunam (approximately 60,000 acres), and is located approximately 55 km south of Tel Aviv and 12 km east of the Mediterranean Sea. Heletz was the first oil field discovered in the eastern Mediterranean and remains the most prolific oil field discovered onshore Israel.

The first well (Heletz 1) was drilled to a depth of 4800 feet (1515 Meters) and recognized as a producing well on 12 October 1955. Initial production was approximately 400 barrels per day; oil was 29 o API.

A total of 88 wells have been drilled on the Heletz field to depths ranging from 4,000 to 6,500 feet., of which 59 were producing wells with the other 29 having oil shows. Peak production occured between 1959-1967 when daily production was between 2,500 and 4,000 barrels of oil per day ("BOPD").

Total reserves from the shallow sands have been estimated by Avenue's geologists and by geological studies commissioned by the Israeli Government at 19.1 million barrels, of which 17.2 million barrels of oil has been recovered. Reserve estimates do not include secondary, tertiary recovery methods that may have the potential to raise production; these methods have not yet been applied to the field

Oil production in the Heletz field continued until recently by Lapidoth Ltd., which acted as a contractor for the State of Israel. Recent production has been approximately 70 BOPD from 6 producing wells.

According to the terms of the License, AEI agreed to a work program over the next 3 years that will consist of field studies, well workovers, initiating 3D seismic and the drilling of a new well. Failure by AEI in implementing the work program may cause AEI to lose the license. AEI may request the conversion of the License to a 30 year production Lease. In the event of a substantial increase in daily production that occurs as a result of the work program.

There are 53 idle wells which AEI believes can be excellent workover candidates. There is significant infill drilling potential on the acreage as well. The field is currently developed on 80 acre spacing or greater, providing additional increased density drilling opportunity.

The Heletz sandstone together with production from an active waterdrive, makes Heletz-Kokhav an excellent candidate for a waterflood program, as other fields with similar characteristics have had success in increasing recoverable oil reserves through such processes.



                                [GRAPHIC OMITTED]



U.S. Operations
---------------
Appalachia
--------------

West Virginia

In October 2006, Avenue Energy entered into an agreement with Drilling Appalachian Corporation, ("DAC") to participate in the drilling Natural Gas wells in West Virginia.

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

The limited partners of the 2006 LP are an unaffiliated private family trust holding a 68.2% limited partner interest With AAI holding the remaining 31.8% limited partner interest.

The first two wells of the program were drilled and completed in November and December, 2006. For the quarter ending September 30 2007, the wells produced a Total of 2,871 mcf for an average of 32 mcf per day in the aggregate.

Due to the performance of the first two wells of the program, we have revised the Terms of the program with DAC, where the obligations of the 2006 LP will go forward on a well by well basis

Other Oil and Gas

We continuously evaluate opportunities to apply or acquire oil and gas assets in the U.S. and Abroad Going forward, our strategy is to acquire a portfolio of oil and gas assets that include low risk oil and gas reserves internationally and the generation of low risk drilling opportunities in Appalachia and similar basins in the US

As of September 30, 2007 we sold shares of ROO Group for gross proceeds of $148,703.

We have incurred losses since inception, and management anticipates incurring substantial additional losses as we pursue our operational strategies. Going forward, we plan to seek low risk drilling opportunities in Appalachia and similar basins in the US, which we believe will generate income.

Results of Operations

Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006 During the nine months ended September 30, 2007, our activities were principally devoted to capital raising activities, and oil and gas activities in the United States and abroad. We generated $12,753 in net revenues for the three months ended September 30, 2007, versus $44,928 in net revenues for the three months ended September 30, 2006. We generated $40,755 in net revenues for the nine months ended September 30, 2007, versus $61,368 in net revenues for the nine months ended September 30, 2006.

Net loss for the three and nine months ended September 30, 2007 was $(452,273) and $(829,770) compared to net loss of $(118,432) and $(59,120) for the three and nine months ended September 30, 2006. Total operating expenses for the three and nine months ended September 30, 2007, Increased (decreased) by $51,994 and $(426,564) respectively. This decrease is predominantly a result of a reduction in professional fees due to the restatement in 2006 of 2005 and 2004 financial statements. In addition, net income for the nine months ended September 30, 2006, included the gain of $947,111 on the sale of Roo Group.

Liquidity and Capital Resources
-------------------------------

We have generated operating losses from inception and continue to incur losses. For the Nine months ended September 30, 2007, we had a net loss of $829,770 and a negative cash flow from operations of $396,205. At September 30, 2007, we had working capital deficit of $404,098, a total accumulated deficit of $33,606,049 and cash of $28,264.

To date, we have been dependent on the proceeds generated through the sale of our holdings in Langley Park and ROO Group and of private placements of our debt and equity securities and other financings in order to implement our operations. All of our working capital during the nine months ended September 30, 2007 was generated through the sale of our holdings in Langley Park and ROO Group. In the period we sold 728,635 shares of Langley Park for $199,600 and 116,250 shares of ROO Group for $148,703. If we are unable to continue to generate cash through operations or through the sale of shares of ROO Group, our ability to operate may be materially and adversely affected. On November 6, 2007 an Officer of the Company loaned the Company $45,000. The loan is payable upon demand and accrues interest at a rate of 11% per annum.

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

Off Balance Sheet Arrangements
--------------------------------
None.

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

None.



Item 3. Defaults Upon Senior Securities.

None.



Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2007.



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

Dated: November 19, 2007

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