Form 10KSB
period 2007-12-31
AVENUE GROUP INC
filed 2008-05-28
CIK 1100006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐    TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER:  000-30543

AVENUE GROUP, INC.

(Name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	98-0200077 (I.R.S. Employer Identification No.)

405 Lexington Avenue, 26th Floor, New York, N.Y. 10174

 (Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (888) 612-4188

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0002 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☒

State issuer’s revenues for its most recent fiscal year.  $21,682

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of May11, 2008, was $2,800,000

As of May 20, 2008, the issuer had 252,190,986 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes ☐      No ☒

TABLE OF CONTENTS

Page
PART I
Item 1. Description of Business……………………………………………………………………………. Item 1A. Risk Factors………………………………………………………………………………………...	3 6
Item 2. Description of Property…………………………………………………………………………….	11
Item 3. Legal Proceedings…………………………………………………………………………………..	12
Item 4. Submission of Matters to a Vote of Security Holders……………………………………………...	12

PART II
Item 5. Market for Common Equity and Related Stockholder Matters…………………………………….	13
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations………	14
Item 7. Financial Statements………………………………………………………………………………..	17
Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure……...	18
Item 8A. Controls and Procedures……………………………………………………………………………	18
Item 8B. Other Information…………………………………………………………………………………..	19

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons;
Compliance With Section 16(a) of the Exchange Act……………………………………………	20
Item 10. Executive Compensation…………………………………………………………………………	21
Item 11. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholders Matters……………………………………………………………….….	24
Item 12. Certain Relationships and Related Transactions………………………………………………….	25
Item 13. Exhibits……………………………………………………………………………………………..	25
Item 14. Principal Accountant Fees and Services……………………………………………………………	28

SIGNATURES…………………………………………………………………………………………………	29

PART I

Except as expressly indicated to the contrary, references to "we," "us," or "our" contained in this Annual Report include Avenue Group, Inc. and/or our wholly owned subsidiaries.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We were incorporated in Delaware on February 2, 1999 under the name I.T. Technology Inc. In January 2003, we changed our corporate name to Avenue Group, Inc. We are engaged in oil and gas exploration and development through our wholly-owned operating subsidiary, Avenue Energy, Inc. and our wholly-owned Israel subsidiary, Avenue Energy Israel LTD. (“AEI”). Avenue Energy Inc owns 100% of Avenue Appalachia, Inc. ("AAI") which has a 10% of General Partner Interest and a 31.8% Limited Partner interest in Avenue Appalachia 2006 LP ("2006 LP"). Avenue Energy Israel LTD owns 100% of the Heletz-Kokhav license and 50% of the Iris License in Israel, 2 petroleum exploration licenses in the State of  Israel.

From inception until November 2002, our primary business was in the technology sector via our investments in VideoDome Inc and Stampville.com Inc. VideoDome has since been sold to ROO Group Inc. (OTCBB:RGRP) (“ROO”) and Stampville.com Inc.’s operations are inactive.

During 2002, we determined to broaden our strategic focus and pursue a broader range of potential growth and investment strategies. As part of our shift to a broader strategic focus, in November 2002 we began to pursue acquisitions of and investments in oil and gas exploration and production property.

Our strategy is to acquire a portfolio of oil and gas assets. This includes the generation and acquisition of low risk drilling opportunities in the US and to acquire entry-level high impact oil and gas reserves abroad.

Our business activities during 2007 were principally devoted to our oil and gas operations in Israel and in the West Virginia area of the Appalachian Basin. In 2007, we refocused our efforts seeking lower risk oil and gas exploration and production opportunities in the U.S. and Israel.

The principal executive offices of the Company are located at 405 Lexington Avenue 26th Floor New York, NY 10174 and the telephone number is 888-612-4188 (facsimile 347-952-3683).

The Company's web site is located at www.avenuegroupinc.com.

As of May 10, 2008, the Company employed 2 full-time employees and 2 part-time employees/consultants.

Recent Developments

On April 3, 2008, the Company and its wholly owned Israel subsidiary Avenue Energy Israel LTD. ("AEI"), completed an agreement with TomCo Energy Plc ("TomCo"), a London-based, AIM-listed Oil & Gas Company and its wholly owned Israeli subsidiary Luton-Kennedy LTD ("LKL"), to farm-out 50% of AEI’s interest in the Heletz-Kokhav and 25% interest in the Iris Licenses, which were awarded to the company by the Israel Petroleum Commission.

On March 23, 2008, the board of directors adopted resolutions providing for the designation of the Company’s series A preferred stock, $0.001 par value.  Holders of the Series A Preferred Stock are entitled, among other things, to (i) ten (10) votes for each share of Series A preferred Stock owned on the record date for the determination of shareholders entitled to vote, on all matters submitted to the Company’s shareholders, (ii) convert shares of Series A Preferred Stock into fully paid and non-assessable shares of the Company’s common stock, at their option at any time and from time to time beginning from the date of issuance, in an amount equal to two (2) shares of common stock for each one (1) share of Series A Preferred Stock surrendered, and (iii) a preferential payment in cash of $0.0025 per share of Series A Preferred Stock owned, out of assets of the Company legally available therefore upon the liquidation, dissolution or winding up of the business of the Company, whether voluntary or involuntary, before the payment or setting apart for payment of any amount for, or the distribution of any assets of the Company to the holders of (a) any other class or series of capital stock of the Company, the terms of which expressly provide that the holders of Series A Preferred Stock should receive preferential payment with respect to such distribution (to the extent of such preference), and (b) the Company’s common stock.

On March 23, 2008, the Company and Ledger Holdings Pty Ltd., executed a directorship and consulting agreement, pursuant to which Levi Mochkin, the managing director and beneficial owner of all of the equity interests in Ledger, will continue to serve as the chairman of the Company’s board of directors and its chief executive officer.

Pursuant to the agreement with Ledger, Levi Mochkin will also serve as the Company’s chief executive officer for a two year term, commencing March 23, 2008.  As compensation for his services he will receive $30,000 per month.  In addition, 2,400,000 shares of the Company’s common stock and 12,500,000 of the Company’s newly designated Series A Preferred Stock will be issued to Ledger.

On March 23, 2008, the Company and MEM Energy Partners, LLC, a limited liability company formed under the laws of Delaware (“MEM”), executed a directorship and consulting agreement (the “Mendel Agreement”), pursuant to which Mendel Mochkin, the managing director and registered owner of all of the equity interests in MEM, was appointed to serve as a member of the Company’s board of directors and an oil and gas and general business consultant to the Company.

Pursuant to the agreement, MEM will make available Mendel’s services as an oil and gas and general business consultant to the Company for a term of one year, commencing March 23, 2008.  As compensation for his service as a consultant, the MEM Agreement provides that Mendel Mochkin will be paid $10,500 per month.  As a signing bonus, 2,400,000 shares of the Company’s common stock and an option, to purchase 2,400,000 shares of the Company’s common stock at an exercise price of $0.005 per share, will be granted to MEM.  The option will vest in monthly tranches of 200,000 shares, commencing March 23, 2008, and each 200,000 share tranche will expire on the fifth anniversary of its vesting.  In addition, 12,500,000 of the Company’s newly designated Series A Preferred Stock will be issued to MEM.

Business Operations

We are engaged in oil and gas exploration and development in the US and abroad. Following is a discussion of our principal operations:

Heletz Oil Field

The Heletz Field (“Heletz”) is comprised of 3 areas – Heletz, Brur and Kochav - across approximately 4000 acres. Located approximately 55 km south of Tel Aviv, Heletz was the first oil field discovered in the eastern Mediterranean and remains the most productive oil field discovered onshore Israel.

The first well (Heletz 1) was drilled to a depth of 4800 feet (1515 Meters) and recognized as a producing well on October 12, 1955.  Initial production was approximately 400 barrels per day; oil quality was rated 29 API. A total of 88 wells have been drilled on the Heletz field to depths ranging from 4,000 to 6,500 feet, of which 59 were producing wells with the other 29 having oil shows.   Peak production occurred between 1959 and 1967 when daily production peaked at 4,000 barrels of oil per day (“BOPD”). Geological studies commissioned by the previous license holder,  Lapidoth Oil and Gas Prospectors (“Lapidoth”) and the Israeli Government have estimated oil reserves from the shallow sands only at 50 Million Barrels of Oil and recoverable reserves of 19.1 million barrels, of which 17.2 million barrels of oil have been produced.  Recovery estimates do not include secondary, tertiary recovery methods that may have the potential to raise the amount of recoverable reserves and production rates; these methods have not yet been applied to the field.

Oil production in the Heletz field continued until recently by Lapidoth, at a reported rate of approximately 85 BOPD from 7 producing wells.

In September, 2007 the Petroleum Commissioner of Israel formally issued to AEI 100% of the Heletz-Kokhav license covering a large part of the Heletz Field. In February, 2008, the Petroleum Commissioner of Israel issued to AEI 50% of the Iris license covering the remaining part of the Heletz Field. Lapidoth-Heletz LP, a Limited Partnership listed on the Tel Aviv stock exchange, was issued the other 50% of the Iris License. According to the terms of the Licenses, Avenue agreed to a work program over the next 3 years that will consist of field studies, well workovers, shooting seismic and the drilling of a new well. Failure by Avenue in implementing the work program may cause Avenue to lose its interest in the licenses. Avenue may request the conversion of the License to a 30 year production Lease in the event of a substantial increase in daily production that occurs as a result of the work program. Avenue estimates the work program expenditures at approximately $4,500,000.

There are 53 idle wells which Avenue believes can be excellent workover candidates. There is significant infill drilling potential on the acreage as well. The field is currently developed on 60-80 acre spacing or greater, providing additional increased density drilling opportunity.

Management believes that the good quality Heletz sandstone makes Heletz a good candidate for water injection and/or a waterflood program, as other fields with similar characteristics have had success in increasing recoverable oil reserves through such processes. Additionally, a number of significant undrilled, deeper exploration prospects in the productive Jurassic Limestone formation have also been identified.

Appalachian Basin

The Appalachian Basin is one of the country's oldest natural gas producing regions with historical production in excess of 46 tcf of gas from over 400,000 wells. In 2003, the National Petroleum Council estimated the basin still contained another 9 tcf of proved gas reserves and an additional 68 tcf (“Trillion Cubic Feet”) of unproven gas reserves.

In  October  2006,  Avenue  Energy  entered  into  an  agreement  with  Drilling Appalachian Corporation, ("DAC") to participate in the drilling of  natural gas wells in West Virginia. According to the terms of the DAC agreement, Avenue was to participate in a 10 well drilling program in West Virginia.

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

The limited partners of the 2006 LP are an un-affiliated private family trust holding a 68.2% limited partner interest, with AAI holding the remaining 31.8% limited partner interest.

The first two wells of the program were drilled and completed in November and December, 2006. For the year ending December 31 2007, the wells produced a total of approximately 8,861 mcf for an average of 30 mcf per day in the aggregate.

Due to the performance of the first two wells of the program, we have revised the terms of the program with DAC, where the obligations of the 2006 LP will go forward on a well by well basis. In October 2007, the Limited Partner of the 2006 LP decided to drill a well on a sole risk basis. AAI did not participate in this well and will not be sharing in the revenues of this well.

Other Oil and Gas

We continuously evaluate opportunities to apply or acquire oil and gas assets in the U.S. and abroad.  Going forward, our strategy is to acquire a portfolio of oil and gas assets that include low risk oil and gas reserves internationally and the generation of low risk drilling opportunities in Appalachia and similar basins in the US.

As part of our focus on opportunities in the Appalachian basin, we leased approximately 600 acres in the oil and gas production fairway of Western Pennsylvania. During 2008 we will evaluate the acreage acquired and depending on the results of our evaluation, determine whether or not to drill them.

Other Investments

On April 30, 2002, we acquired a 25% equity interest in ROO Group, Inc. In November 2003, ROO Group merged with the publicly traded Virilitec Industries, Inc. As a result, we owned approximately 25% of common stock in the newly merged entity. For the year ended December 31, 2007, we sold our remaining shares of ROO Group for gross proceeds of $109,817. We currently do not own any more shares in ROO Group.

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

ITEM 1A: RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you may lose all or part of your investment in our company.

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE AND WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We have incurred losses since our inception. For the years ended December 31, 2007 and 2006, we generated revenues of $21,682 and $61,368, respectively, and incurred net losses of $1,464,843 and $471,947, respectively. At December 31, 2007, we had working capital deficit of $555,397 and an accumulated deficit of $34,241,122. Our auditors, in their report dated May 23, 2008, have expressed substantial doubt about our ability to continue as going concern. There can be no assurance that future operations will be profitable. We may not be able to generate significant revenues in the future and expect our operating expenses to increase substantially over the next 12 months as we continue to pursue our oil and gas exploration activities. As a result, we expect to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, we might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to execute on our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

We have a limited operating history upon which to evaluate our business prospects.

Until September of 2006, only one of our oil and gas properties, the Karakilise-1 well, had generated any oil production revenue and that revenue had been utilized entirely to cover part of the cost of operating the well and infra-structure improvements at the Karakilise well. In September of 2006 we relinquished ownership of our interest in the Karakilise well to the operator in Turkey. We commenced U.S. oil and gas operations in 2006 and started generating revenues in January of 2007. We have limited revenues and have never operated profitably and we do not expect to operate profitably in the foreseeable future.

Our ability to generate operating profits will be contingent on the successful exploration and drilling of wells in which we have an interest.

We intend to concentrate most of our financial resources for the foreseeable future in the acquisition of rights and interests in oil and gas exploration and production, as well as the ongoing working capital requirements of our businesses and operations. We cannot assure that our oil and gas property will result in any successful wells being drilled and, if successful, the actual amount and timing of revenue we will receive from the production. We will need significant additional capital in the near future to fund the further exploration activities and the further development of our oil and gas leases in Israel and in Appalachia, our limited partner interest in the 2006 LP. Our failure to acquire this capital may also cause the loss of some or all of our interest in our licenses in Israel and the loss of some or all of our limited partner interest in the 2006 LP, as well as the curtailment of our corporate activities which would have a material adverse effect on our business, operations and prospects.

We require additional financing to fully implement our plan of operations.

We have limited resources and we are dependent on debt or equity financing to finance our operations and for the acquisition of additional oil and gas properties. There can be no assurance that such funds may not be available on commercially acceptable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to execute on our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations. In addition, in connection with any financings, we may issue preferred stock or common stock with rights, preferences and privileges senior to those of our common stockholders. Further, if we issue additional equity securities or convertible debt securities, our existing stockholders may experience significant dilution.

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

Our business is directed by Levi Mochkin, our CEO. We would be seriously affected if Levi Mochkin was unable or unavailable to perform for any reason. We do not have key man or other insurance to protect against the death or disability of Levi Mochkin.

Our Proposed Operations Will Require Significant Capital Expenditures for Which We May Not Have Sufficient Funding and If We Do Obtain Additional Financing Our Then Existing.

We intend to continue acquiring oil and gas leases in our development area in the ordinary course of our business. If we are successful in these acquisitions, our capital needs may increase substantially. If we fail to obtain the funding that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and gas properties or default on existing funding commitments to third parties and forfeit or dilute our rights in existing oil and gas properties. In addition, any additional equity financing may involve substantial dilution to our then existing shareholders.

Our Future Performance Is Dependent Upon Our Ability To Identify, Acquire And Develop Oil And Gas Properties, the Failure of Which Could Result in Under Use of Capital and Losses.

Our future performance depends upon our ability to identify, acquire and develop oil and gas reserves that are economically recoverable. Our success will depend upon our ability to acquire working and revenue interests in properties upon which oil and gas reserves are ultimately discovered in commercial quantities, and our ability to develop prospects that contain proven oil and gas reserves to the point of production. Without successful acquisition and exploration activities, we will not be able to develop oil and gas reserves or generate revenues. We cannot provide you with any assurance that we will be able to identify and acquire oil and gas reserves on acceptable terms, or that oil and gas deposits will be discovered in sufficient quantities to enable us to recover our exploration and development costs or sustain our business.

The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurance can be given that our exploitation and development activities will result in the discovery of any reserves. Our operations may be curtailed, delayed or canceled as a result of lack of adequate capital and other factors, such as lack of availability of rigs and other equipment, title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties, or unusual or unexpected formations, pressures and or work interruptions. In addition, the costs of exploitation and development may materially exceed our initial estimates.

Future Growth Could Strain Our Personnel And Infrastructure Resources, and If We Are Unable To Implement Appropriate Controls And Procedures To Manage Our Growth, We May Not Be Able To Successfully Implement Our Business Plan.

We expect to experience rapid growth in our operations, which will place a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our executive officers to manage growth effectively. This may require us to hire and train additional personnel to manage our expanding operations. In addition, we must continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute upon our business plan.

The Oil And Gas Exploration And Production Industry Historically Is A Cyclical Industry And Market Fluctuations In The Prices Of Oil And Gas Could Adversely Affect Our Business.

               Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to:

•	weather conditions in the United States and elsewhere;

•	economic conditions, including demand for petroleum-based products, in the United States and elsewhere;

•	actions by OPEC, the Organization of Petroleum Exporting Countries;

•	political instability in the Middle East and other major oil and gas producing regions;

•	governmental regulations, both domestic and foreign;

•	domestic and foreign tax policy;

•	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;

•	the price of foreign imports of oil and gas;

•	the cost of exploring for, producing and delivering oil and gas; the discovery rate of new oil and gas reserves;

•	the rate of decline of existing and new oil and gas reserves;

•	available pipeline and other oil and gas transportation capacity;

•	the ability of oil and gas companies to raise capital;

•	the overall supply and demand for oil and gas; and

•	the availability of alternate fuel sources.

Changes in commodity prices may significantly affect our capital resources, liquidity and expected operating results. Price changes will directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment. We do not currently engage in any hedging program to mitigate our exposure to fluctuations in oil and gas prices.

Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and the development and exploitation of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

The Oil And Gas Industry Is Highly Competitive, and We May Not Have Sufficient Resources to Compete Effectively.

The oil and gas industry is highly competitive. We compete with oil and natural gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than we do, as well as companies in other industries supplying energy, fuel and other needs to consumers. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices for oil and gas more easily than we can. Our competitors may be able to pay more for oil and gas leases and properties and may be able to define, evaluate, bid for and purchase a greater number of leases and properties than we can. Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to acquire additional properties in the future will depend upon our ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

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

We have not yet discovered or acquired any proved oil and gas reserves. At such time, if ever, that we discover or acquire proved reserves, we cannot assure that we will realize the amounts estimated to be obtainable. Likewise, until such time, if ever, that we acquire additional leases we are unable to estimate any future revenue attributable to any reserves associated with the property subject to such licenses or leases. As a result, our actual revenue, if any, may be substantially different from any future estimates that we use in calculating reserve values. Many other factors over which we have little or no control might lower or preclude recovery from any property which is subject to a lease or an interest in a lease owned by us. These factors include acts of God, income tax laws, oil, gas and mineral prices, and the development of alternative energy sources. In addition, we cannot assure that we will be successful in finding new reserves or, if found, that production in quantities large enough to make the operation profitable will be possible.

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

As of May 20, 2008, approximately 140,000,000, or approximately 55%, of our 252,190,986 outstanding shares of common stock are freely tradable in the public marketplace. We may file a registration statement for the sale of additional shares, or the resale of restricted shares by purchasers in our private placements, without the assistance of an underwriter. We cannot assure you that there will be a market for these additional shares. In addition, the immediate availability of a significant number of additional shares in the public marketplace through a public offering of our shares or the influx of Rule 144 shares from various parties who have acquired our shares in private placements may seriously and adversely affect the trading price and liquidity of our shares. The influx of additional shares of our common stock into the marketplace could also adversely affect your ability to sell shares in short time periods, or possibly at all. The common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of the common stock without regard to our operating performance. In addition, we believe that factors such as fluctuations in our financial results or prospects and changes in the overall economy, the oil and gas exploration, drilling and production segment of the market or the condition of the financial markets could cause the price of the common stock to fluctuate substantially.

The sale of a significant number of shares of our common stock could cause a decline in the market price of our common stock.

As of May 20, 2008, approximately 140,000,000, or approximately 55%, of our 252,190,986 outstanding shares of common stock are freely tradable in the public marketplace. In addition, there are outstanding options and other vested commitments to issue in excess of an additional 12,950,000 shares of common stock. Given the limited market for our common stock, there is no guarantee that a public market will exist for all or even a significant portion of our outstanding restricted shares and the shares issuable upon the exercise of options or other commitments and the market price of the common stock could drop dramatically due to the sales of any significant amount of these shares or the perception that such sales could occur.

The public float as a percentage of the outstanding shares remains small, which may affect price and liquidity in the common stock for the foreseeable future. These factors could also make it more difficult to raise funds through future offerings of common stock and may seriously impact the market price for the common stock.

If We Fail to Remain Current in Our Reporting Requirements, We Could be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.

Companies trading on the OTC Bulletin Board, such as us, must be required to file reports under Section 15(d) of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

ITEM 2. DESCRIPTION OF PROPERTY

The net-well and net-acreage disclosures below at December 31, 2007, are consolidated with and report 100% of 2006 LP's interest. Avenue Appalachia, Inc. owns a 31.8% limited partner interest; an independent party owns a 68.2% limited partner interest. The limited partners own 90% of the interest in the partnership until payout of invested capital. Avenue Appalachia, Inc. owns the other 10% interest in the partnership as the general partner. The 10% general partner interest increases to 20% at payout of invested capital.

	Total			U.S. West Virginia			Turkey
Net productive exploratory wells	2007 1.6	2006 .11	2005 .15	2007 1.6	2006 —	2005 —	2007 —	2006 .11	2005 .15
Net dry exploratory wells	—	—	—	—	—	—	—	—	—
Net dry development wells	—	—	—	—	—	—	—	—	—

Productive wells and acreage

The Company has the following productive wells and acreage as of December 31, 2007:

Productive Wells	US West Virginia
	Gross	Net
Oil	—	—
Gas	2	1.6
Developed acres	144	115

Undeveloped Acreage

As of December 31, 2007, the Company held leases for undeveloped acreage located in the Appalachian Basin, West Virginia:

Gross undeveloped acreage

600  acres

Net undeveloped acreage

              600  acres

As of December 31, 2007, the Company held leases for undeveloped acreage located in the State of Israel:

Gross undeveloped acreage

60,000  acres

Net undeveloped acreage

              60,000  acres

Production

During 2005 and 2006 we owned working interests in oil and gas property in Turkey. Prior to 2005 we drilled two wells in Turkey which did not have proved reserves. We had limited production from one of the wells. As of December 31, 2006, we no longer retain interest in any properties in Turkey and transferred to the operator or allowed to expire all of our interest in oil in gas property in Turkey.

The following table shows oil and gas production information in 2007, 2006, and 2005 by geographic area:

	Total			US West Virginia			Turkey
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Oil (barrels)	-	410	653	-	-	-	-	410	653
Gas (mcf)	8,861	-	-	8,861	-	-	-
Oil Sales (in thousands)*	-	61	25	-	-	-	-	61	25
Gas Sales (in thousands)*	$23	-	-	$22	-	-	-	-	-
Less: production expense and tax (in thousands)	$(29)	$(105)	$(119)	$(29)	-	-	-	$(105)	$(119)
Gross profit (in thousands)	-	-	-	-	-	-	-	-
Depletion expense (in thousands)	-	-	-	-	-	-	-	-	-
General and administrative expense(in thousands)	$720	$1,280	$4,055	$720	-	-	-	$1,280	$4,055
Unit data (per barrel) Average sales price of oil	-	$57.03	$39.00	-	-	-	-	$57.03	$39.00
Unit data (per mcf) Average sales price of gas	$7.13	-	-	$7.13	-	-	-	-	-

We maintain office space at 752 Pacific St, Brooklyn, NY, provided to us at no charge by a former member of our Board of Directors, Mr. Shaya Boymelgreen. Our mailing address is 405 Lexington Avenue, 26th Floor, New York, NY 10174. We pay $175 per month for the mailing address.

ITEM 3. LEGAL PROCEEDINGS

We are currently not a party to any legal proceedings. There are no known proceedings instituted by governmental authorities, pending or known to be contemplated against us under any international, United States federal, state or local environmental laws. We are not aware of any events of noncompliance in our operations in connection with any environmental laws or regulations and we are not aware of any potentially material contingencies related to environmental issues. However, we cannot predict whether any new or amended environmental laws or regulations introduced in the future will have a material adverse effect on the future business of Avenue Group, Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this annual report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted through the NASDAQ Bulletin Board under the symbol "AVNUE." To date, due in part to the small size of the public float on our shares, there has been a limited public market for the common stock and there can be no assurance that an active trading market for the common stock will develop. As a result thereof, the price of the common stock is subject to wide fluctuations and the current market price of the common stock may not be an accurate reflection of our value.

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

	Fiscal 2008		Fiscal 2007		Fiscal 2006
Quarter Ended	High	Low	High	Low	High	Low
March 31	$0.03	$0.015	$0.02	$0.01	$0.055	$0.03
June 30	$0.02(1)	$0.015(1)	$0.019	$0.01	$0.055	$0.021
September 30	n/a	n/a	$0.025	$0.008	$0.04	$0.025
December 31	n/a	n/a	$0.03	$0.015	$0.03	$0.017

(1)

Through May 16, 2008

Shareholders

As of May 10, 2008 we had 87 shareholders of record.

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

Unregistered Sale of Equity Securities

We sold the following equity securities during the fiscal year ended December 31, 2007 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	n/a	15,000,000

Equity compensation plans not approved by security holders	-------	-------	---------

Total	-------	-------	15,000,000

Description of 2000 Amended and Restated Stock Option Plan

In April 2000, our Board of Directors authorized the issuance of up to 8,250,000 shares of common stock in connection with Avenue Group's 2000 Stock Option Plan. The 2000 Stock Option Plan became effective on February 14, 2001 in connection with Avenue Group's effective registration statement on Form SB-2. On December 24, 2002, shareholders approved an amendment to the 2000 Stock Option Plan, enabling the Board as it is currently configured without non-employee directors to grant options under the plan and to increase the number of shares authorized for grant from 8,250,000 to 15,000,000. Avenue Group intends to grant options under the Stock Option Plan to officers, directors, employees and consultants of Avenue Group and its subsidiaries. No options have been granted under the 2000 Stock Option Plan as of May 10, 2008.

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We were incorporated in Delaware on February 2, 1999 under the name I.T. Technology Inc. In January 2003, we changed our corporate name to Avenue Group, Inc. We are engaged in oil and gas exploration and development through our wholly-owned operating subsidiary, Avenue Energy, Inc. and our wholly-owned Israel subsidiary, Avenue Energy Israel LTD. (“AEI”). Avenue Energy Inc owns 100% of Avenue Appalachia, Inc. ("AAI") which has a 10% General Partner Interest and a 31.8% Limited Partner interest in Avenue Appalachia 2006 LP ("2006 LP"). Avenue Energy Israel LTD owns 100% of the Heletz-Kokhav license and 50% of the Iris License in Israel, 2 petroleum exploration licenses in Israel.

From inception until November 2002, our primary business was in the technology sector via our investments in VideoDome Inc and Stampville.com Inc. VideoDome has since been sold to ROO Group Inc. (OTCBB:RGRP) (“ROO”) and Stampville.com Inc.’s operations are inactive.

During 2002, we determined to broaden our strategic focus and pursue a broader range of potential growth and investment strategies. As part of our shift to a broader strategic focus, in November 2002 we began to pursue acquisitions of and investments in oil and gas exploration and production property.

Our strategy is to acquire a portfolio of oil and gas assets. This includes the generation and acquisition of low risk drilling opportunities in the US and to acquire entry-level high impact oil and gas reserves abroad.

Our business activities during 2007 were principally devoted to our oil and gas operations in Israel and in the West Virginia area of the Appalachian Basin. In 2007 we refocused our efforts seeking lower risk oil and Gas exploration and production opportunities in the US and Israel.

In 2008, Management intends to focus our activities on re-developing the Heletz field. This includes restarting the 6 wells that were shut in by Lapidoth as of May, 2007, reviewing plugged wells that are candidates for workovers and collecting and reviewing field and production data for additional upside opportunities.

Results of Operations

Year ended December 31, 2007 compared to year ended December 31, 2006

During 2007, our activity was principally devoted to oil and gas activities in the  State of Israel arising out of the granting of the Heletz Field Licenses by the  Israel Petroleum Commission.

We generated $21,682 in revenue in the year ended December 31, 2007, as compared to $61,368 in the year ended December 31, 2006. The decrease in revenue is primarily due to the receipt of $37,986 from JKK's production from the Karakilise lease.

The net loss for the year ended December 31, 2007 was $1,464,843 compared to a net loss of $471,947 for the year ended December 31, 2006. During the 2007 period, selling, general and administrative expense decreased by $560,065, primarily due to a reduction in stock based compensation and consulting fees. Total operating expense for the year ended December 31, 2007 decreased by $254,124 from $1,415,907 in the previous year to $1,161,783. This is predominantly a result of a decrease in share based compensation of approximately $46,500, a increase in impairment losses of approximately $381,412 and a reduction in oil lease operating expenses of loss on sale of oil lease of $75,471.

Liquidity and Capital Resources

We have generated losses from inception and anticipate that we will continue to incur significant losses until, at the earliest, we can generate sufficient revenue to offset the substantial up-front capital expenditures and operating cost associated with establishing, attracting and retaining a significant business base. We have a net loss of $1,464,843 and $471,497 and a negative cash flow from operations of $461,814 and $979,675 for the year ended December 31, 2007 and 2006, respectively. We have an accumulated deficit of $34,241,122 and $32,776,279 as of December 31, 2007 and 2006, respectively. We cannot offer any assurance that we will be able to generate significant revenue or achieve profitable operations.

The capital requirements relating to implementation of our business plan will be significant. As of December 31, 2007, we had cash of $9,918  and a working capital deficit  of $555,397 as compared  to $76,187 in cash and working capital of $229,795 as of December 31, 2006. Much of our working capital during 2007 to date has been generated through the sale of shares of  ROO and Langley Park.

Our cash and cash equivalents decreased by $66,269 from $76,187 as of December 31, 2006 to $9,918 as of December 31, 2007. The decrease in cash and cash equivalents was due to the loss in operations offset by proceeds from the sale of shares of ROO and Langley Park.

During the next twelve months, our business plan contemplates that we further develop our oil and gas activities. To date we have been dependent on the proceeds of private placements of our debt and equity securities and other financings in order to implement our operations.

Management plans to rely on the proceeds from farm-outs, new debt or equity financing to finance its ongoing operations. We anticipate requiring significant additional capital in order to fund Avenue Energy's anticipated oil and gas related activities in the State of Israel and in Appalachia, the acquisition and exploration of oil and gas leases and licenses located elsewhere and to fund corporate overhead expenditures. During 2008, we intend to continue to seek additional capital in order to meet our cash flow and working capital requirements. There is no assurance that we will be successful in achieving any such financing or raise sufficient capital to fund our operations and further development. There can be no assurance that any such financing will be available to us on commercially reasonable terms, if at all. If we are not successful in sourcing significant additional capital in the near future, we will be required to significantly curtail or cease ongoing operations and consider alternatives that would have a material adverse affect on our business, results of operations and financial condition. In such event we may need to relinquish most, if not all of our ongoing oil and gas rights and licenses.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expense during the reporting periods. We make critical estimation judgments in the below areas. Actual results could differ materially from the estimates in the following areas:

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

ITEM 7.  FINANCIAL STATEMENTS

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

Attestation Report of our Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 8B.   OTHER INFORMATION.

On April 3, 2008, the Company and its wholly owned Israel subsidiary Avenue Energy Israel LTD. ("AEI"), completed an agreement with TomCo Energy Plc ("TomCo"), a London-based, AIM-listed Oil & Gas Company and its wholly owned Israeli subsidiary Luton-Kennedy LTD ("LKL"), to farm-out a 50% interest in the Heletz-Kokhav Licence and a 25% interest in the Iris License (the "Licenses"), which include the original Heletz-Brur-Kokhav oilfields ("Heletz").Pursuant to the terms of the agreement, TomCo has:

•

paid the Company USD$1million in cash;

•

issued to the Company 12,618,615 million ordinary shares of 0.5 pence each in the Company ("Ordinary Shares") valued at approximately US$500,000 at a price of 2p per share with a one year sale restriction;

•

 paid  a consideration of  USD$107,000 which represent 50 percent of costs incurred to date in relation to the License;

•

 agreed to assume 100 percent of the costs associated with implementing the three year work program covering the Phase 1 period of the License, up to a maximum of US$4.5 million;

•

agreed to pay a further USD$1.5 million to us upon the successful conversion of the License into a production lease;

•

agreed to pay a further US$5 million to AGI upon recoverable reserves being certified at 10 million barrels or more by an independent reservoir engineering firm.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position

Levi Mochkin	45	President, Chief Executive Officer and Director

Uri Bar Ner	72	Director

Mendel Mochkin	34	Executive Vice President and Director

LEVI MOCHKIN serves as our Chief Executive Officer, President and Chairman of the Board of Directors. Mr. Mochkin founded Avenue Group in 1999 and served as CEO of Avenue Group until 2001 and CEO of Avenue Energy before returning as CEO of Avenue Group in October 2003. For over 22 years, Mr. Mochkin has been an executive director of the Ledger Holdings Group, a private company located in Melbourne, Australia. Until 1999, Mr. Mochkin was one of Australia's leading Investment Bankers raising in excess of AUS$700 Million for mining companies. Mr. Mochkin also serves as CEO of WCP Resources (ASX:WCP) a leading junior mining company listed on the Australian Stock Exchange. Mr. Mochkin is the brother of Mendel Mochkin.

URI BAR NER Ambassador Bar-Ner's long and distinguished career in Israel's foreign service culminated in his posting as Ambassador of Israel to Turkey from 1998-2001. He has held senior diplomatic positions in the United States, Europe and Asia and is a former Deputy General Director of the Israel Ministry of Foreign Affairs. Ambassador Bar-Ner currently acts as Vice Chairman of the American-Israel Friendship League, an organization that arranges missions of US dignitaries to Israel. Ambassador Bar-Ner holds a masters degree in political science from Emory University in Atlanta, Georgia and a bachelor degree from Hebrew University in Jerusalem.

MENDEL MOCHKIN prior to joining Avenue Group, Mr. Mochkin worked as an independent consultant providing investor relations and capital formation advisory services for companies in the energy and technology sectors and was a Founder and Managing Director of a digital media firm based in New York. Mr. Mochkin is the brother of Levi Mochkin.

Board Composition

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

Board Committees

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

Based on a review of the copies of the Section 16(a) forms furnished to the Company, and written representations from the Company's executive officers and directors, the Company believes that during 2007, all officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.

Code of Ethics

We have adopted a corporate code of ethics. A copy of the code of ethics was previously filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 2003. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provides full, fair, accurate, timely and understandable disclosure in public reports; complies with applicable laws; ensures prompt internal reporting of code violations; and provides accountability for adherence to the code.

 ITEM 10. EXECUTIVE COMPENSATION

The following summary compensation table sets forth the compensation we paid to our chief executive officer and each other executive officer who received compensation in excess of $100,000 for services rendered in all capacities during the calendar year 2007.

Name & Principal Position	Year	Salary ($ )	Bonus ($ )	Stock Awards ($ )	Option Awards ($ )		All Other Compensation ($ )	Total ($ )
Levi Mochkin (1)	2007	$144,000						$144,000
Chief Executive Officer	2006	$144,000						$144,000
President	2005	$144,000						$144,000

Mendel Mochkin (2)	2007	$108,000			44,000	(3, 4)		$152,000
Vice President	2006	$108,000			61,000	(3, 4)		$169,000
	2005	$56,500			3,000	(4)		$59,500

Norman Singer (5)	2007	$52,000						$52,000
	2006	$158,000		$62,000	11,000	(6)		$231,000
	2005	$137,500			11,000	(6)		$148,500

* Norman Singer resigned as a Director and Officer of the Company on January 17, 2007.

(1) Amounts shown were paid or earned pursuant to Levi Mochkin's employment agreement.

(2) Amounts shown were paid or earned pursuant to Mendel Mochkin's employment agreement

(3) Represents options to purchase 2,400,000 shares of common stock at an exercise price of $0.10 per share granted to Mendel Mochkin pursuant to his employment agreement. The options vest at the rate of 200,000 per month and are exercisable for a term of five years. Options for 1,400,000 were vested in 2006 and 1,000,000 vested in 2007. The fair market value of the these options has been determined to be $44,000 in 2007 and $61,000 in 2006, using the Black-Scholes method of calculating fair value.

(4) Represents options to purchase 2,400,000 shares of common stock at an exercise price of $0.05 per share granted to Mendel Mochkin pursuant to his employment agreement The options vest at the rate of 200,000 per month and are exercisable for a term of five years. Options for 1,400,000 vested in 2005, and 1,000,000 vested in 2006. The fair market value of the options has been determined to be $3,000 for the options vested in 2005, using the intrinsic method of calculating fair value, and $33,000 for options that vested in 2006, using the Black-Scholes method of valuing fair value.

(5) Represents consulting fees earned under his Directorship and Consulting Agreement.

(6) Represents options to purchase 2,400,000 shares of common stock at an exercise price of $0.025 to $0.07 per share granted to Norman Singer pursuant to his Directorship and Consulting Agreement. The options vest at the rate of 100,000 per month and are exercisable for a term of five years. The fair market value of the options has been determined to be $17,000 for the options vested in 2005, using the intrinsic method of calculating fair value, and $11,000 for options that vested in 2006, using the Black-Scholes method of valuing fair value. Please see notes to the financial statements for the assumptions underlying the application of the black scholes model. In addition, Mr. Singer earned the issuance of 2,200,000 shares which was valued at $62,000.

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Levi Mochkin CEO, President	-	-	-	-	-	-	-	-	-
Mendel Mochkin (1)	4,8000,000	4,8000,000		.05	06/01/2011

 (1)Represents options to purchase 2,400,000 shares of common stock at an exercise price of $0.10 per share and 2,400,000 shares of common stock at an exercise price of $0.05 per share, granted to Mendel Mochkin in 2006 and 2005 pursuant to his employment agreement. The options vest at the rate of 200,000 per month and are exercisable for a term of five years. As of December 31, 2007, 2,400,000 options were vested. The fair market value of the vested options granted in 2006 has been determined to be $28,000, using the Black-Scholes method of calculating fair value, and the fair market value of the options granted in 2005 which vested in 2005 has been determined to be $3,000, using the intrinsic method of calculating fair value, and those vested in 2006 has been determined to be $33,000 using the Black-Scholes method of calculating fair value.

Director Compensation

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2007.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Uri Bar-Ner	$60,000(1)	0	0	0	0	0	$60,000
Norman Singer	0*	0	0	0	0	0	0
Levi Mochkin	$144,000	0	0	0	0	0	$144,000

* Norman Singer resigned as a Director and Officer of the Company on January 17, 2007.

(1) Represents the $5,000 per month fee earned by Development For Israel, pursuant to the Directorship and Consulting Agreement dated February 7, 2005 (the "DFI Agreement") under which Mr. Bar-Ner serves as a Director. All of the shares issued were at the quoted price on the day that the stock was earned.

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

Effective June 1 2006, we and Mr. Bar-Ner revised the terms of the agreement In further recognition of Mr. Bar Ner's services, we granted a one time incentive payment of $20,000 and a one time stock grant of 800,000 shares. Mr. Bar-Ner received $5,000 per month and stock grants of 1,600,000 shares of common stock for the time period commencing June 1, 2006 and continuing through January 31, 2007. From February 1, 2007, Mr. Bar-Ner continues to receive compensation at a rate of $5,000 per month and no stock grants.

It is our policy to reimburse Directors for reasonable out-of-pocket expenses relating to their activities for us, including travel and lodging expenses incurred.

Employment Agreements

Effective as of January 1, 2003 we engaged the services of Ledger Holdings Pty Ltd (“Ledger”), of which our current President and Chief Executive Officer Levi Mochkin is a Director, on a month to month basis as a consultant to Avenue Group Inc. pursuant to which Mr. Mochkin serves Avenue Group, Inc. as President and Chief Executive Officer. Ledger is compensated at a rate of $10,000 per month in fees, plus $2,000 per month in the form a discretionary expense allowance. Ledger is also reimbursed for various travel and other related expenses conducted on our behalf.

On March 23, 2008, the Company and Ledger Holdings Pty Ltd., executed a directorship and consulting agreement, pursuant to which Levi Mochkin, the managing director and beneficial owner of all of the equity interests in Ledger, will continue to serve as the chairman of the Company’s board of directors and its chief executive officer.

Pursuant to the agreement with Ledger, Levi Mochkin will also serve as the Company’s chief executive officer for a two year term, commencing March 23, 2008.  As compensation for his services he will receive $30,000 per month.  In addition, 2,400,000 shares of the Company’s common stock and 12,500,000 of the Company’s newly designated Series A Preferred Stock will be issued to Ledger.

On June 1, 2005, we entered into an employment agreement with Mendel Mochkin to serve as Vice President and Secretary. , The agreement provided for an annual base salary of $104,000 and provided for the grant to Mendel Mochkin (i) upon the commencement of his employment of an option to purchase 2,400,000 shares of common stock at $0.05 per share, and (ii) on the first anniversary of the commencement of his employment of an option to purchase an additional 2,400,000 shares at $0.10 per share. The options vest at the rate of 200,000 shares per month and may be exercised for a term of five years from the date of vesting. The agreement expired on May 1, 2007. From May 1, 2007, Mendel continued to be paid on a month by month basis and did not continue to receive stock based compensation.

On March 23, 2008, the Company and MEM Energy Partners, LLC, a limited liability company formed under the laws of Delaware (“MEM”), executed a directorship and consulting agreement (the “Mendel Agreement”), pursuant to which Mendel Mochkin, the managing director and registered owner of all of the equity interests in MEM, was appointed to serve as a member of the Company’s board of directors and an oil and gas and general business consultant to the Company.

Pursuant to the agreement, MEM will make available Mendel’s services as an oil and gas and general business consultant to the Company for a term of one year, commencing March 23, 2008.  As compensation for his service as a consultant, the MEM Agreement provides that Mendel Mochkin will be paid $10,500 per month.  As a signing bonus, 2,400,000 shares of the Company’s common stock and an option, to purchase 2,400,000 shares of the Company’s common stock at an exercise price of $0.005 per share, will be granted to MEM.  The option will vest in monthly tranches of 200,000 shares, commencing March 23, 2008, and each 200,000 share tranche will expire on the fifth anniversary of its vesting.  In addition, 12,500,000 of the Company’s newly designated Series A Preferred Stock will be issued to MEM.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth to the best of our knowledge the number of shares beneficially owned as of May 10, 2008 by (i) our executive officers and directors; (ii) each person (including any "group" as that term is defined in Section 13(d)(3) of the Exchange Act) who beneficially owns more than 5% of our common stock, and (iii) all of our directors and officers as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each of the persons listed is deemed to have the sole voting right and right to dispose of the shares held by them. As of May 20, 2008, we had outstanding 252,190,986 shares of common stock.

Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Furthermore, unless otherwise indicated, the address of the beneficial is c/o Avenue Group, Inc.  405 Lexington Avenue, 26th Floor, New York, New York 10174.

Name and Address of Beneficial Owner	Common Stock Owned	Percent of Class
Instanz Nominees Pty Ltd	18,500,000(1)	7.3%
Lettered Management Pty LTD	24,229,075 (2)	9.6%
Avik Investments Pty LTD	24,229,074 (3)	9.6%
Shaya Boymelgreen	22,516,667 (4)	8.9%
Levi Mochkin	70,892,053(5)(6)	28.1%

Uri Bar Ner	3,600,000 (7)	1.4%

Mendel Mochkin	6,366,667 (8)	2.5%

All directors and executive officers as a group (2 persons)	81,857,450(9)	32.46%

(1) Helen Abeles, a former director of Avenue Group, Inc. is an affiliate of Instanz.

(2)  J. Broh is the controlling shareholder of Lettered Management Pty Ltd.

(3) A. Kimelman is the controlling shareholder of Avik Investments Pty Ltd

(4) All of these shares are held by Mr. Boymelgreen as Trustee for the Shaya Boymelgreen Trust. Mr. Boymelgreen's beneficial ownership has been derived from the Schedule 13D and Form 3(amended) and Form 4 which he filed with the Securities and Exchange Commission on April 23, 2003, September 15, 2003 and September 19, 2003, respectively.

(5) Includes (i) 54,783,356 shares held by Ledger Technologies Pty Ltd ("Ledger"); (ii) 9,000,000 shares held by Sunswipe Australasia Pty Ltd ("Sunswipe"); (iii) 6,704,521 shares held by Daccar Pty Ltd ("Daccar") and (iv) 314,176 shares held by Nasdaq Australia Pty Ltd. ("NAPL"). Mr. Mochkin, the President and Chief Executive Officer of Avenue Group, Inc., is an affiliate of Ledger, Sunswipe, Daccar and NAPL and may be deemed be a beneficial owner of the 70,802,053 shares held by such entities.

(6) Lisa Mochkin, spouse of Levi Mochkin, the President and Chief Executive Officer of Avenue Group, Inc, is a director of Ledger and Sunswipe.

(7) Includes 3,600,000 shares of restricted shares of common stock issued to Development for Israel, LLC.

(8) Includes 4,200,000 shares issuable to Mr. Mochkin upon the exercise of stock options (2,400,000 at an exercise price of $0.06 per share and 1,800,000 at an exercise price of $0.10 per share) and 2,166,667 shares of restricted common stock.

(9) Includes shares that currently may be deemed to be beneficially owned by Messrs. Levi and Mendel Mochkin, and Bar Ner.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 1, 2000, we borrowed $150,000 from Instanz Nominees Pty. Ltd. ("Instanz"), a related party at that time. The loan bears interest at the rate of ten percent (10%) per annum. In November 2002, we repaid $100,000 of this note from the proceeds of a private placement, leaving a balance payable of principal and interest of $145,970 and $132,700 at December 31, 2007 and 2006, respectively. Upon mutual agreement of the parties, we will repay this loan and accrued interest payable, only after we have received additional financing and at that time upon the mutual agreement of Instanz and the Company.

On November 6, 2007 an officer of the Company loaned the Company $68,100.  The loan is payable upon demand and accrues interest at a rate of 10% per annum. As of May 21, 2008, this loan has been repaid in full.

On March 23, 2008, the Company and Ledger Holdings Pty Ltd., executed a directorship and  consulting agreement, pursuant to which Levi Mochkin, the managing director and beneficial  owner of all of the equity interests in Ledger, will continue to serve as the chairman of  the Company’s board of directors and its chief executive officer.

Pursuant to the Levi Agreement, Levi Mochkin will also serve as the Company’s chief executive  officer for a two year term, commencing March 23, 2008.  As compensation for his service he will receive $30,000 per month.  In addition, 2,400,000 shares of the Company’s common stock  and 12,500,000 of the Company’s newly designated Series A Preferred Stock will be issued to Ledger.

On March 23, 2008, the Company and MEM Energy Partners, LLC, a limited liability company formed  under the laws of Delaware (“MEM”), executed a directorship and consulting agreement (the “Mendel Agreement”), pursuant to which Mendel Mochkin, the managing director and registered owner of all  of the equity interests in MEM, was appointed to serve as a member of the Company’s board of directors  and an oil and gas and general business consultant to the Company.

Pursuant to the agreement, MEM will make available Mendel’s services as an oil and gas and general business consultant to the Company for a term of one year, commencing March 23, 2008.  As compensation for his service as a consultant, the MEM Agreement provides that Mendel Mochkin will be paid $10,500 per month.  As a signing bonus, 2,400,000 shares of the Company’s common stock and an option, to purchase 2,400,000 shares of the Company’s common stock at an exercise price of $0.005 per share, will be granted to MEM.  The option will vest in monthly tranches of 200,000 shares, commencing March 23, 2008, and each 200,000 share tranche will expire on the fifth anniversary of its vesting.  In addition, 12,500,000 of the Company’s newly designated Series A Preferred Stock will be issued to MEM. Mendel Mochkin is the brother of Levi Mochkin.

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

4.1 Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock filed with the Secretary of State of Delaware on April 15, 2008, incorporated by reference to the Registrant’s Form 8-K filed with the SEC on April 16, 2008.

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

10.4 Asset Purchase Agreement dated January 14, 2002, incorporated by reference to Exhibit 10.21 of the Registrant's Form 10-KSB for the year ended December 31, 2001.

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

10.8 Joint Operating Agreement dated December 20, 2002, by and between Avenue Energy, Inc., Aladdin Middle East Ltd., Ersan Petrol Sanayii A.S – License AR/AME - EPS 3462 GAZIANTEP, S.E. ANATOLIA, Republic of Turkey, incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K dated January 6, 2003.

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

10.24 Directorship and Consulting Agreement entered into March 23, 2008 between the Registrant and Ledger Holdings Pty Ltd., incorporated by reference to Exhibit 10.24 of the Registrant’s Form 8-K filed with the SEC on April 16, 2008.

10.25 Directorship and Consulting Agreement entered into March 23, 2008 between the Registrant and MEM Energy Partners, LLC, incorporated by reference to Exhibit 10.25 of the Registrant’s Form 8-K filed with the SEC on April 16, 2008.

14. Code of Ethics For Principal Executive Officers And Senior Financial Officers, incorporated by reference to Exhibit 14 of the Registrant's Form 10-KSB for the year ended December 31, 2003.

21. List of Subsidiaries *

31.1 Certification of Levi Mochkin, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of The Exchange Act.*

31.2 Certification of Levi Mochkin, Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of The Exchange Act.*

32.1 Certification of Levi Mochkin, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of The Exchange Act and Section 1350 of chapter 63 of Title 18 of The United States Code.*

32.2 Certification of Levi Mochkin, Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of The Exchange Act and Section 1350 of chapter 63 of Title 18 of The United States Code.*

*Filed herewith

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm for the audit of our financial statements included in our annual report on Form 10-KSB and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB were $40,500 and $69,500 for the years ended December 31, 2007 and December 31, 2006, respectively.

Tax Fees

There were no tax fees billed during the year ended December 31, 2007

All other Fees

We did not incur any fees for other professional services rendered by our independent registered public accounting firm during the years ended December 31, 2007 and December 31, 2006.

The Board has considered whether the services provided by Sherb & Co. LLP are compatible with maintaining the independence of Sherb & Co. LLP and has concluded that the independence of Sherb & Co. LLP and is maintained and is not compromised by the services provided. 100% of the services were approved by the Board.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of May 2008.

AVENUE GROUP, INC.

By:	/s/ Levi Mochkin
Levi Mochkin Chairman of the Board, President and Chief Executive Officer (Principal Executive and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Levi Mochkin	Chairman of the Board, President,	May 27, 2008
Levi Mochkin	Chief Executive Officer and Director
(Principal Executive and Principal
Financial Officer)

/s/ Uri Bar-Ner	Director	May 27, 2008
Uri Bar-Ner

/s/ Mendel Mochkin	Executive Vice President and Director	May 27, 2008
Mendel Mochkin

AVENUE GROUP, INC AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Consolidated Balance Sheets	F-3

Consolidated Operations Statements	F-4

Consolidated Cash Flows Statements	F-5

Consolidated Comprehensive Income (Loss) Statements	F-7

Consolidated Stockholders’ Equity (Deficiency) Statements	F-8

Notes to Consolidated Financial Statements	F-10 to F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Avenue Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Avenue Group, Inc. and Subsidiaries (a Development Stage Company) as of December 31, 2007 and 2006, and the related consolidated operations statements, cash flows statements, comprehensive income (loss) statements, and stockholders' equity (deficiency) statements for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
May 23, 2008

Avenue Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(A Development Stage Company)

	December 31,
	2007	2006
ASSETS:
CURRENT ASSETS:
Cash	$9,918	$76,187
Marketable securities	-	1,504
Investment in Langley Park	-	210,555
Investment in ROO Group, Inc.	-	427,000
Other current assets	26,520	6,697

TOTAL CURRENT ASSETS	36,438	721,943

OIL AND GAS PROPERTY (Successful efforts method), at cost
Unproved developed oil and gas property	-	447,456
Unproved undeveloped oil and gas property	12,820	9,200

TOTAL OIL AND GAS PROPERTY	12,820	456,656

EQUIPMENT, net	423	1,887

OTHER ASSETS	-	8,108

TOTAL ASSETS	$49,681	$1,188,594

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$470,835	$442,148
Notes payable - Officer	68,100	-
Notes payable - Related Party	52,900	50,000

TOTAL CURRENT LIABILITIES	591,835	492,148

ASSET RETIREMENT OBLIGATION	12,746	12,256
MINORITY INTEREST	375,000	375,000

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, $.001 par value, 25,000,000 shares authorized,
none issued, and outstanding	-	-
Common stock, $.0002 par value, 500,000,000 shares authorized,
252,190,986 and 247,590,986 issued and outstanding, respectively	50,438	49,518
Additional Paid - In Capital	33,254,831	33,075,751
Accumulated other comprehensive income / (loss)	5,953	(39,800)
Deficit accumulated prior to development stage	(7,934,508)	(7,934,508)
Deficit accumulated during the development stage	(26,306,614)	(24,841,771)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(929,900)	309,190

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$49,681	$1,188,594

See accompanying notes to consolidated financial statements

Avenue Group, Inc. and Subsidiaries

Consolidated Operations Statements

(A Development Stage Company)

	Year Ended December 31,		Cumulative during development stage January 1, 2003 To December 31, 2007
	2007	2006	(Unaudited)

Revenue:
Oil and Gas sales	$21,682	$61,368	$333,065
E-commerce sales	-	-	60,072
	21,682	61,368	393,137

Expense:
Cost of e-commerce sales	-	-	16,348
Oil lease operating expense	29,444	104,915	264,418
Impairment loss, developed oil property	412,012	30,600	5,320,360
Impairment loss, undeveloped oil property	-	-	267,018
Expired oil leases	-	-	175,198
Loss on sale of oil lease	-	-	721,046
Sales, general and administrative	720,327	1,280,392	10,651,655

Total operating expenses	1,161,783	1,415,907	17,416,043

(Loss) from operations	(1,140,101)	(1,354,539)	(17,022,906)

Other income (expense):
Gain on settlement of oil lease	-	166,996	166,996
(Loss) / Gain on sale of marketable securities	(314,078)	947,070	1,144,454
Loss on change in market value of
Langley Park escrow contingency	-	(221,416)	(122,647)
Interest income	16,753	13,249	30,002
Interest expense	(27,417)	(23,307)	(1,405,494)
Other income	-	-	53,516
Impairment loss on Langley Park	-	-	(10,003,318)
Total other income (expense)	(324,742)	882,592	(10,136,491)

Net income (loss) from continuing operations	$(1,464,843)	$(471,947)	(27,159,397)
Gain on sale of discontinued operations	-	-	724,874
Income from discontinued operations	-	-	127,909
Total income from discontinued operations	-	-	852,783

Net loss	$(1,464,843)	$(471,947)	$(26,306,614)

Basic and Diluted income (loss) per common share	$(0.01)	$(0.00)	$(0.12)
Weighted average number of common shares outstanding -
Basic and Diluted	250,136,739	247,472,219	225,351,637

See accompanying notes to consolidated financial statements

Avenue Group, Inc. and Subsidiaries

Consolidated Cash Flows Statements

( A Development Stage Company)

			Cumulative during development Stage January 1, 2003 to December 31, 2007

	For the Year Ended December 31,
	2007	2006
Cash Flow From Operating Activities:			(Unaudited)
Net income (loss)	$(1,464,843)	$(471,947)	(26,306,614)
Income from discontinued operations	-	-	(127,909)
Gain on sale of discontinued operations	-	-	(724,874)
(Loss) income from continuing operations	(1,464,843)	(471,947)	(27,159,397)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and depletion	1,954	1,212	47,703
Impairment loss on investment in Langley Park securities		-	10,003,318
Impairment loss on developed oil property	412,012	30,600	5,587,378
Increase in accretion of oil asset retirement obligation	35,444	17,416	59,740
Gain on settlement of oil leases		(166,996)	(166,996)
Expired oil leases	-	-	175,198
Loss on sale of oil lease		-	721,046
Gain on sale of Langley stock	-	221,416	122,647
Gain on sale of Australian securities	-	-	(38,885)
Loss (Gain) on sale of Langley Park securities	(3,105)	-	(37,826)
Loss on sale of ROO Group securities	317,183	(947,070)	(1,067,743)
Decrease in unrealized loss on investments	42,566	-	42,566
Interest related to convertible debentures	-		1,300,000
Share-based compensation	52,000	98,500	3,983,500
Amortization of deferred compensation	-	1,000	152,100
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	-	61,920
(Increase) in prepaid expenses	-	-	(4,906)
(Increase) decrease in other current assets	(19,823)	54,485	(20,413)
Decrease in other assets	8,108	-	4,225
Increase in accounts payable and accrued expenses	156,687	181,709	701,556
Net assets of discontinued operations	-	-	(28,659)
Net Cash Used in Operating Activities:	(461,817)	(979,675)	(5,561,928)

Cash Flow From Investing Activities:
Investment in oil and gas property	(3,620)	(456,656)	(4,551,878)
Investment in Roo Group, Inc.	-	-	(208,500)
Proceeds from investor in joint venture	-	375,000	375,000
Purchases of fixed assets	-	-	(35,093)
Settlement on oil leases	-	(50,000)	(50,000)
Proceeds from sale of marketable securities	1,504	9,802	11,306
Proceeds from sale of Langley Park securities	213,660	57,286	925,921
Proceeds from sale of ROO Group Inc. securities	109,817	1,057,370	1,657,993
Proceeds from sale of Australian marketable securities	-	-	130,505
Net Cash Provided by (Used in) Investing Activities:	321,361	992,802	(1,744,746)

See accompanying notes to consolidated financial statements

Avenue Group, Inc. and Subsidiaries

Consolidated Cash Flows Statement (Continued)

( A Development Stage Company)

Cash Flow From Financing Activities:
Proceeds of notes receivable	-	-	485,975
Payment of notes payable	2,900	(200,000)	(697,100)
Proceeds from notes payable officer	68,100	-	68,100
Proceeds from issuance of convertible debt	-	-	1,300,000
Proceeds from stock to be issued	-	-	486,000
Proceeds from issuance of stock options	-	-	100,000
Purchases of treasury stock	-	-	(125,000)
Proceeds received from issuance of common stock, net	-	-	3,501,524
Net Cash Provided by (Used in) Financing Activities:	71,000	(200,000)	5,119,499

Effect of foreign currency translation on cash	3,187	1,342	49,318

Net (decrease) in cash	(66,269)	(185,531)	(2,137,857)
Cash at beginning of year	76,187	261,718	2,147,775

Cash at end of year	$9,918	$76,187	$9,918

Supplemental cash flow information
Cash paid for interest	$-	$33,535	$33,535
Cash paid for taxes	$-	$-	$-

Issuance of 48,458,149 shares of common stock for investment in
Langley Park securities	$-	$-	$11,000,000
Additional paid in capital for value of termination of registration agreement	$-	$-	$210,000
Sale of Bickhams Media ( a formerly wholly owned subsidiary)	$-	$-	$588,000
Common Stock issued for accrued expenses	$127,080	$-	$127,080

See accompanying notes to consolidated financial statements

Avenue Group, Inc. and Subsidiaries

Consolidated Comprehensive Income (Loss) Statements

( A Development Stage Company)

			Cumulative
			during
			development
			stage
			January 1, 2003
			to
	Year Ended December 31,		December 31, 2007
	2007	2006	(Unaudited)

Net (Loss)	$(1,464,843)	$(471,947)	$(22,252,105)
Other comprehensive income (loss),
net of tax related effects:
Unrealized gain (loss) on:
marketable securities	-	1,209,717	2,421,711
foreign currency translation	-	(62,708)	(118,109)
Other comprehensive gain (loss)	-	1,147,009	2,303,602

Comprehensive Income (loss)	$(1,464,843)	$675,062	$(19,948,503)

See accompanying notes to consolidated financial statements

Avenue Group, Inc. and Subsidiaries

Consolidated Stockholders’ Equity (Deficiency) Statements

(A Development Stage Company)

	Common Stock		Common Stock to be Issued
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2002	176,242,503	$35,249	650,000	$258750	$11,552,147	$(49,384)	$(295,000)	$(7,934,508)	$3,567,254
Issuance of shares in private placement for cash	17,617,001	3,523	-	-	3,198,000	0	0	0	3,201,523
Shares issued to placement agent previously shares to be issued	250,000	50	(250,000)	(158,750)	158,700	0	0	0	0
Beneficial conversion feature on convertible debt	-	0	-	-	1,300,000	0	0	0	1,300,000
Issuance of shares in exchange for convertible debt	8,666,667	1,733	-	-	1,298,267	0	0	0	1,300,000
Issuance of shares from the exercise of stock options	1,000,000	200	-	-	99,800	0	0	0	100,000
Issuance of shares for services	200,000	40	-	-	109,561	0	0	0	109,601
Shares to be issued	-	0	3506666	486000	0	0	0	0	486,000
Amortization of deferred compensation for previously granted options and common stock for consulting	-	-	-	-	0	0	295,000	0	295,000
Granting of 150,000 stock options for services	-	-	-	-	21,000	0	(16,800)	0	4,200
Comrehensive Loss	-	-	-	-	-	-	-	-	$0
Net Loss	-	-	-	-	-	-	-	(4,691,177)	(4,691,177)
Foreign currency translation	-	-	-	-	-	18,357	-	-	18,357
Unrealized gain on Australian marketible securities	-	-	-	-	-	57,227	-	-	57,227
Comrehensive Loss									(4,615,593)
Balance at December 31, 2003	203,976,171	$40,795	3,906,666	$586,000	17,737,475	26,200	$(16,800)	(12,625,685)	5,747,985
Issued 2,000,000 shares to K & K Plastics	2,000,000	400	(2,000,000)	(300,000)	299,600	-	-	-	-
Issued 1,906,666 shares to Alore, LTD-(Kashet Ltd.)	1,906,666	380	(1,906,666)	(286,000)	285,620	-	-	-	-
Granted 6,750,000 options to Steve Gordon	-	-	-	-	1,012,500	-	(1,012,500)	-	-
375,000 options vest to Steve Gordon	-	-	-	-	-	-	56,250	-	56,250
Options vest to Steve Gordon	-	-	-	-	-	-	843,750	-	843,750
Options vest to Daniel Aharonoff for services	-	-	-	-	-	-	12,600	-	12,600
Issued 48,458,149 shares to Langley Park Investment Trust	48,458,149	9,692	-	-	10,990,308	-	-	-	11,000,000
Granted 300,000 options to MacReport.net	-	-	-	-	-	-	(18,000)	-	(18,000)
Issued 150,000 shares to MacReport.net	150,000	30	-	-	17,970	-	-	-	18,000
Options vest to MacReport.net	-	-	-	-	-	-	600	-	600
Value of the registration rights of 3,000,000 shares of ROO Group received for termination of registration agreement	-	-	-	-	210,000	-	-	-	210,000
Net loss for 2004	-	-	-	-	-	-	-	(13,653,417)	(13,653,417)
Foreign currency translation gain	-	-	-	-	-	15,119	-	-	15,119
Unrealized gain on marketable securities	-	-	-	-	-	2,121,074	-	-	2,121,074
Balance at December 31, 2004	256,490,986	51,297	-	-	30,553,473	2,162,393	(134,100)	(26,279,102)	6,353,961

Avenue Group, Inc. and Subsidiaries

Consolidated Stockholders’ Equity (Deficiency) Statements

 (A Development Stage Company)

	Common Stock		Common Stock to be Issued
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
Retirement of treasury stock	(10,000,000)	(2,000)	-	-	(123,000)	-	-	-	(125,000)
Issuance of options
Deferred compensation	-	-	-	-	18,000	-	(18,000)	-	-
Non-deferred compensation	-	-	-	-	3,000	-	-	-	3,000
Amortization of options	-	-	-	-	-	-	151,100	-	151,100
Issuance of stock for services	400,000	81	-	-	25,918	-	-	-	25,999
Equity based compensation	-	-	-	-	2,500,000	-	-	-	2,500,000
Reduction in unrealized component of marketable securities
Investment in ROO	-	-	-	-	-	(858,087)	-	-	(858,087)
Investment in Langley	-	-	-	-	-	(108,220)	-	-	(108,220)
Australian securities	-	-	-	-	-	(47,416)	-	-	(47,416)
Reduction in comprehensive income due to foreign exchange rate translation	-	-	-	-	-	(41,461)	-	-	(41,461)
Loss for 2005	-	-	-	-	-	-	-	(6,025,230)	(6,025,230)
Balance at December 31, 2005	246,890,986	49,378	-	-	32,977,391	1,107,209	(1,000)	(32,304,332)	1,828,646

Issuance of options	-	-	-	-	71,000	-	-	-	71,000
Amortization of options	-	-	-	-	-	-	1,000	-	1,000
Issuance of stock for compensation	700,000	140	-	-	27,360	-	-	-	27,500
Reduction in unrealized component of marketable securities	-	-	-	-	-	(1,209,717)	-	-	(1,209,717)
Reduction in comprehensive income due to foreign exchange rate translation	-	-	-	-	-	62,708	-	-	62,708
Loss for 2006	-	-	-	-	-	-	-	(471,947)	(471,947)
Balance at December 31, 2006	247,590,986	$49,518	-	$-	$33,075,751	$(39,800)	$-	(32,776,279)	309,190

Issuance of options	-	-	-	-	52,000	-	-	-	52,000
Reduction in unrealized component of marketable securities	-	-	-	-	-	42,566	-	-	42,566
Reduction in comprehensive income due to foreign exchange rate translation	-	-	-	-	-	3,187	-	-	3,187
Issuance of stock for accrued expenses	4,600,000	920	-	-	127,080	-	-	-	128,000
Loss for 2007	-	-	-	-	-	-	-	(1,464,843)	(1,464,843)
Balance at December 31, 2007	252,190,986	$50,438	-	$-	$33,254,831	$5,953	$-	(34,241,122)	$(929,900)

See accompanying notes to consolidated financial statements

AVENUE GROUP INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 1.  Company Background and Business Plan

Avenue Group, Inc. (`Avenue' or the `Company') was incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development through our wholly-owned operating subsidiaries, Avenue Energy, Inc. Avenue Energy owns 100% of Avenue Appalachia, Inc. In 2006, we started Avenue Appalachia, Inc. (`AAI'), a Deleware company. AAI has a 10% General Partner Interest and a 31.8% Limited Partner interest in Avenue Appalachia 2006 LP ("2006 LP"), a partnership formed in 2006. (see Note 4). We also own as of December 31, 2006, and 50.1% of the common stock of Stampville.com, Inc.("Stampville"), an inactive business. We have a wholly-owned subsidiary, I.T. Technology Pty. Ltd. (`IT Tech'). Avenue Energy Israel LTD owns 100% of the Heletz-Kokhav license and 50% of the Iris License in Israel, 2 petroleum exploration licenses in the State of Israel.

Our business activities during 2007 were principally devoted to our oil and gas operations in Israel and in the West Virginia area of the Appalachian Basin. In 2007 we refocused our efforts seeking lower risk oil and Gas exploration and production opportunities in the US and Israel.

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

The carrying value of financial instruments including cash and marketable securities, accounts payable and accrued expense, and notes payable, approximates their fair values at December 31, 2007 and 2006, due to the relatively short-term nature of these instruments.

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

In 2006, we sold our escrowed investment in Langley Park Investment Trust, when it was released from escrow per the agreement dated July 19, 2004. Initially, the investment had two components: shares which were freely tradable and shares which were escrowed. We describe the escrow in Note 8B, Capitalization and Equity, Common Stock. We classified the freely tradable shares as available-for-sale.

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

Net unrealized gain for 2007 and 2006 were $0 and $1,209,717, respectively. We review all of our investments for any unrealized losses deemed to be other than temporary. We recognize unrealized losses that are other than temporary in earnings. We determine realized gains and losses on investments using the specific lots identification method.

See Notes 3, 8B and 9B.

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

We had no exploratory well cost that had been suspended for one year or more as of December 31, 2007 or 2006. As of December 31, 2007 we have drilled and completed two wells in West Virginia. The first well began producing in January 2007. The second well awaits a pipeline connection. As of December 31, 2005 we had drilled one well, the Karakilise 1 well, in Turkey. We sold that well in 2006.

We provide depletion, depreciation and amortization (DD&A) of capitalized cost of proved oil and gas property on a field-by-field basis using the units-of-production method based upon proved reserves. In computing DD&A we will take into consideration restoration, dismantlement and abandonment cost and the anticipated proceeds from equipment salvage. We account for cost of operating and maintaining of the proved property as part of the cost of oil and gas produced. We capitalize cost of support equipment and facilities and allocate their depreciation and operating costs between exploration, development, and production activities based on equipment function to the extent it is used in the activity. As of December 31, 2006, we had no proved reserves. Until such time as we discover or acquire proved reserves, we follow the guidance in paragraphs 28 and 31 of FASB Statement 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, requiring periodic assessments for impairment of unproved property and exploratory well cost when reserves are not found.

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

In 2007 and 2006 we recorded impairment losses of $412,012 and $30,600, respectively, on our oil and gas property (See Note 4).

H.  Revenue Recognition

We recognize oil and gas sales when our purchaser accepts delivery at the transfer point. At that time, title passes to the purchaser, the purchaser assumes the risks and rewards of ownership and we are able to determine the collectibility of the sales.

I.  Foreign Currency Translation

We translate assets and liabilities of our Australian subsidiary at the exchange rate prevailing at December 31,2007 and 2006, and related revenue and expense at average exchange rates in effect during the period. We record resulting translation adjustments as a component of accumulated comprehensive income (loss) in stockholders' equity.

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

At December 31, 2007, we had federal net operating loss carryforwards amounting to approximately $19,442,000, which expire from 2021 through 2025. We have recorded a full valuation allowance against deferred tax assets (approximately $6,265,000 using a Federal tax rate of 34%) resulting from the net operating loss carryforwards, because we do not consider the realization of such deferred tax assets to be more likely than not.

The difference between the recorded income tax benefit and the computed tax  benefit using a 34% Federal tax rate is:

	December 31,
	2007	2006
Expected income tax (benefit)	$(615,000)	$(160,500)
Permanent difference	188,000	34,000
Increase in valuation allowance	427,000	126,500
Deferred tax asset	$-	$-

K.  Loss Per Common Share

We base net loss per common share (basic and diluted) on the net loss divided by the weighted average number of common shares outstanding during each year. We exclude common stock equivalents in the computation of diluted net loss per common share because the effect would be antidilutive. Had common stock equivalents not been antidilutive, the equivalents we would have added to weighted average shares outstanding in computing the loss per share would have been 64,350,000 for 2007 and 62,900,000 for 2006.

L.  Share-Based Payments

Beginning January 1, 2006, we record share-based payments at fair value and record compensation expense for all share-based awards granted, modified, repurchased or cancelled after the effective date, in accord with FASB Statement 123(R), Share-Based Payments. We record compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date over the remaining service period. For share-based payments that had not been charged against income prior to January 1, 2006, we record compensation expense for portions of such payments vesting in 2006 or later. We adopted Statement 123(R) using a modified prospective application.)

We estimated the fair value of options granted during the years ended December 31, 2007 and 2006 on the date of grant, using the Black-Scholes pricing model with the following assumptions:

	2007	2006
Weighted average of expected risk-free interest rates	5.00%	5.00%
(Approximate 6 month Treasury Bill rate)
Expected years from vest date to exercise date	5	5
Expected stock volatility	137-182%	137-182%
Expected dividend yield	0%	0%

The Company recorded $ 52,000 of compensation expense, net of related tax effects, relative to stock options for the year ended December 31, 2007, in accordance with SFAS 123R. Net loss per share basic and diluted for this expense is $0.

M.  Recent Accounting Pronouncements

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

O.  Development Stage Company

From January 1, 2003, through the present we have been a development stage company. We devote most of our effort to raising capital and exploring and developing oil and natural gas property. Our financial statements present financial position, results of operations, cash flow and stockholders' equity in conformity with the generally accepted accounting principals that apply to established operating enterprises with additional information required by Statement 7, Accounting and Reporting By Development-Stage Enterprises. This additional information is presented on our balance sheet as "Deficit accumulated during development stage", on our operations and cash flow statements under "Cumulative during development stage from January 1, 2003; and on our stockholders' equity statement by showing all years from 2003 forward.

P. Going concern

     The accompanying consolidated financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered a loss from operations, and the Company lacks sufficient liquidity to continue its operations.

Management's 2008 forecast indicates positive trends from revenues, but it may not result in an increase in operating income, net income, among others and positive cash flows.

     These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence.

     Continuation of the Company as a going concern is dependent upon achieving profitable operations. Management's plans to achieve profitability include developing new areas of oil and gas exploration and implementing certain cost reduction initiatives as necessary. There can be no assurance that the Company will generate enough cash from such revenues, or that cost reduction initiatives will be successful to meet anticipated cash requirements.

Note 3  Investments in Marketable Securities

During the year ended December 31, 2007 we sold all of our holdings in Langley Park securities, 728,635 shares, for $109,817, with a $3,105 gain, included in Gain on sale of marketable securities.

Summary of 2006 Investments Activity

At December 31, 2004 we owned Australian securities with a market value of US$84,116. We sold all of those securities in 2005. The details of our ownership of other securities are below.

Langley Park-tradable			Unrealized
			Gain (loss)	Realized	Market
	Shares	Cost	- net	Gain	Value
December 31, 2005	728,635	$196,495	$(30,362)		$166,133
Sold in 2006	-	-	-	$-
December 31, 2006	728,635	$196,495	$14,060		$210,555

Langley Park-restricted (escrow)			Unrealized
			Gain (loss)	Realized	Market
	Shares	Cost	- net	Gain	Value
December 31, 2005	3,028,634	$816,896	$(128,518)		$688,378
Sold to Langley	(3,028,634)	(816,896)	-	221,416
December 31, 2006	-	$-	$-		$-

Total Langley Park			Unrealized
			Gain (loss)	Realized	Market
	Shares	Cost	- net	Gain	Value
December 31, 2005	3,757,269	$1,013,391	$(158,880)		$854,511
Sold in 2006	(3,028,634)	(816,896)	-	$-
December 31, 2006	728,635	$196,495	$$14,060		$210,555

ROO Group			Unrealized
			Gain (loss)	Realized	Market
	Shares	Cost	- net	Gain	Value
December 31, 2005	563,210	$600,300	$1,258,293		$1,858,593
Sold in 2006	(423,210)	(110,300)	-	$947,071
December 31, 2006	140,000	$490,000	$(63,000)		$427,000

2007 Investments Activity

Langley Park-			Unrealized
			Gain (loss)	Realized	Market
	Shares	Cost	- net	Gain	Value
Balance, December 31, 2006	728,635	$196,495	$14,060		$210,555
Sold	(728,635)	(196,495)	(14,060)	3,105	(210,555)
Balance, December 31 2007	-	$-	$-		$-

ROO Group
			Unrealized
			Gain (loss)	Realized	Market
	Shares	Cost	- net	Gain	Value
Balance, December 31, 2006	140,000	$490,000	$(63,000)	-	$427,000
Sold	(140,000)	(490,000)	63,000	(317,183)	(427,000)
Balance, December 31, 2007	-	$-	$-		$-

Note 4 - Oil and Gas Operations

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

North Rubai

Avenue and AME held a 50% interest in the North Rubai License. By the terms of the leases, an initial well had to be drilled by May 30, 2006. As of May 30, 2006, we surrendered our interest to the operator.

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

Karakilise

Drilled and completed in 2003, the Karakilise Nr 1, resulted in an initial production rate of approximately 400 BOPD, which after an extended production test, declined to approximately 25 BOPD. In May 2005, We and the Sayer Group completed a transaction with JKX Oil and Gas, an LSE listed British independent, to drill and complete the Karakilise-2 well. By this arrangement, we sold to JKX, 30% of our 15% interest in the Karakilise-2 well, or 4.5%, leaving us with a 10.5% interest in this well. In exchange, JKX reimbursed us for 4.5% of the drilling cost to the completion point of this well. The participating percentages of each party became AME and affiliates 59.5%, JKX 30% and Avenue 10.5%. As a result of this transaction during the year ended December 31, 2005 we recorded a loss on the sale of our interest in the Karakilise-2 well of $721,046 and an impairment of our oil and gas property of $319,757. After extensive testing, Karakilise Nr 2 was determined to be non-commercial and was abandoned.

In September 2006, we resolved to conclude and cease our oil exploration activities in southeast Turkey. As a result, Avenue Energy, Inc. and AME entered into a termination and indemnification agreement. As part of the terms of the agreement and in satisfaction of all of Avenue's outstanding obligations, Avenue paid $50,000 to AME and surrendered all of its interest in the Karakilise Licenses. The termination and indemnification agreement did not affect Avenue's right, pursuant to the terms of a previous farm-out agreement entered into by AME and Avenue with JKX Oil and Gas, to receive approximately $380,000 out of JKX's future production revenue from the Karakilise Licenses. As of December 31, 2006 $37,986 was paid by JKX to the Company, leaving a balance of $342,013. During the year ended December 31, 2007 the Company had not collected any additional amounts.

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

The first two wells of the program were drilled and completed in November and December, 2006. For the year ended December 31, 2007, the wells produced a Total of 8,861 mcf for an average of 30 mcf per day in the aggregate.

Due to the performance of the first two wells of the program, we have revised the terms of the program with DAC, where the obligations of the 2006 LP will go forward on a well by well basis. In October 2007, the Limited Partner of the 2006 LP decided to drill a well on a sole risk basis. AAI did not participate in this well and will not be sharing in the revenues of this well.

Heletz-Kokhav License

On September 25, 2007, Avenue Group, Inc. announced that the Petroleum Commissioner of Israel had issued a license for the Heletz-Kokhav Field to its wholly owned Israel subsidiary Avenue Energy Israel LTD. (“AEI”).

The Heletz-Kokhav license is comprised of 3 oil fields – Heletz, Brur and Kochav – equaling 229,600 dunam (approximately 60,000 acres), and is located approximately 55 km south of Tel Aviv and 12 km east of the Mediterranean Sea.  Heletz was the first oil field discovered in the eastern Mediterranean and remains the most prolific oil field discovered onshore Israel.

The first well (Heletz 1) was drilled to a depth of 4800 feet (1515 Meters) and recognized as a producing well on 12 October 1955.  Initial production was approximately 400 barrels per day; oil was 29 o  API.

A total of 88 wells have been drilled on the Heletz field to depths ranging from 4,000 to 6,500 feet., of which 59 were producing wells with the other 29 having oil shows.  Peak production reached 4,000 barrels of oil per day (“BOPD”)in the 1960’s.

Total reserves from the shallow sands have been estimated by Avenue’s geologists and by geological studies commissioned by the Israeli Government at 19.1 million barrels, of which 17.2 million barrels of oil has been recovered.  Reserve estimates do not include secondary, tertiary recovery methods that may have the potential to raise production; these methods have not yet been applied to the field.

Oil production in the Heletz field continued until recently by Lapidoth Ltd., which acted as a contractor for the State of Israel. Recent production has been approximately 85 BOPD from 7 producing wells.

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

Capitalized Cost

As of December 31, 2007 and 2006, we had following capitalized cost related to unproved oil and gas property, in thousands:

	2007	2006
Mineral Interests in Property	$-	$9
Wells and Related Equipment and Facilities, including support Equipment and Facilities	13	447
Total Capitalized cost	$13	$456

As of December 31, 2007, 2006, 2005, and 2004 we had no proved oil and gas property.

Cost Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activity for the years ended December 31, 2007, 2006, 2005, and 2004, in thousands:

	Total				United States				Turkey
Total	2007	2006	2005	2004	2007	2006	2005	2004	2007	2006	2005	2004

Acquisition of unproved property	$ -	$ 9	$ 25	$ 1137	-	$ 9	-	-	-	-	$ 25	$ 1137
Exploration cost	-	429	-	113	-		-	-	-	-	-	113
Development cost	-	-	-	-	-	-	-	-	-	-	-	-

Results of Operations for Producing Activity for the Years Ended December 31, 2007, 2006, 2005, and 2004, in thousands

Total	Total				United States				Turkey
	2007	2006	2005	2004	2007	2006	2005	2004	2007	2006	2005	2004
Sales	$22	$61	$25	$66	22	$-	$-	$-	-	$61	$25	$66
Production expense	29	105	119	11	29	-	-	-	-	105	119	11
Exploration expense	-	-	-	-	-	-	-	-	-	-	-	-
Depreciation, depletion,
and valuation charges	-
Income tax	-	-	-	-	-	-	-	-	-	-	-	-

Results of operations
from producing
activity (excluding
corporate overhead
and interest)	$7	$(75)	$(1,657)	$(2,073)	7	$-	$-	$-	-	$(75)	$(1,657)	$(2,073)

Asset Retirement Obligation

We record an asset retirement obligation in accordance with FAS 143. We measure the liability to plug our oil and gas wells at the end of their economic lives and to restore the land in compliance with all applicable regulations at its fair value at the balance sheet date. We consult with specialists operating our oil and gas property and other professionals in the industry to determine estimated cost in current dollars for the asset retirement obligation. We record accretion expense as the change in present value of discounted cash flow needed to satisfy our future asset retirement obligation. We review our fair value estimates annually and record results of the change in the estimates of the fair value as a change in the capitalized cost of the asset and as a change in the asset retirement obligation. We revise our annual accretion expense schedule accordingly. We use US Department of Labor annual Producer Price Index for the oil and gas machinery and equipment to calculate future cash flow for our asset retirement obligation. We use our cost of capital to calculate the present value of the future cash flow. Below is a schedule of the changes in the obligation over the two years ended December 31, 2007 and 2006.

	Year Ended	Year Ended
	December	December
	31, 2007	31, 2006
Beginning asset retirement obligation	$12,256	$62,937
Additions related to new property	-	12,256
Liabilities settled		(68,097)
Accretion	490	5,160
Ending asset retirement obligation	$12,746	$12,256

Note 5  Equipment

Equipment at December 31, 2007 and 2006 included:

	December 31,
	2007	2006
Office and computer equipment	$21,818	$21,818
Less: accumulated depreciation	(21,395)	(19,931)
Equipment, net	$423	$1,887

Depreciation expense for the years ended December 31, 2007, and 2006, was $1,464 and $1,464 respectively.

Note 6  Notes And Loans Payable - Related Party

On August 1, 2000, we borrowed $150,000 from Instanz Nominees Pty. Ltd. ("Instanz"), a related party at that time. The loan bears interest at the rate of ten percent (10%) per annum. In November 2002, we repaid $100,000 of this note from the proceeds of a private placement, leaving a balance payable of principal and interest of $145,970 and $132,700 at December 31, 2007 and 2006, respectively. Upon mutual agreement of the parties, we will repay this loan and accrued interest payable, only after we have received additional financing and at that time upon the mutual agreement of Instanz and the Company.

Note 7   Notes Payable Officer

During the year ended December 31, 2007 an Officer of the Company  loaned the Company  $68,100. The loan is payable upon demand and accrues interest at a rate of 10% per annum.

Note 8.  Capitalization and Equity

A.  Preferred Stock

We have authorized the issuance of 25,000,000 shares of preferred stock, par value $.001 per share. Our board of directors has the right to create one or more series of preferred stock and to determine the rights, preferences and privileges of any such series. No shares of preferred stock are currently outstanding.

B.  Common Stock

See Note 9B.

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

Also see Note 2D and Note 3.

Note 9.  Stock Options And Other Agreements

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

In April 2005 we extended for three years to April 30, 2008, the expiration date of the option granted to Fawdon Investments, Ltd. to purchase 50,000,000 shares of common stock at a $0.04 exercise price. We accounted for the extension as the issuance of a new option to a non-employee in accordance with the provisions of Statement 123 and the consensus of the Emerging Issues Task Force of the FASB in Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services. That accounting resulted in a charge to operations of $2,500,000 in connection with this extension. The options expire April 30, 2008.

On February 7, 2007, Avenue Group, Inc. entered in to a consulting agreement with Dov Amir in connection with its oil and gas activities. Pursuant to this agreement Mr. Amir received $5,000 as a bonus, and will be compensated at the rate of $5,000 per month. In addition, he will receive an option, with immediate vesting, at $.02 the beginning of each month to purchase 50,000 shares of the Company's stock at the prevailing market rate. For the year ended December 31 2007, he received an option for 400,000 shares with an exercise price of $.02 per share. Compensation expense for these options were valued using the Black-Scholes method and was calculated to be $8,000 and is included in the Statement of

Operations for the year ended December 31, 2007.

See also Note 8B.

The following table is a summary of stock option transactions for 2007 and 2006:

	Number	Weighted average exercise
	of Shares	price per share

Balance at December 31, 2005	61,550,000	$0.05
Granted	2,400,000	$0.10
Exercised	-	-
Expired	-	-
Balance at December 31, 2006	63,950,000	$0.05

Granted	400,000	$0.10
Exercised	-	-
Expired	-	-
Balance at December 31, 2007	64,350,000	$0.05

Information, at date of issuance, for stock option grants during 2006 and 2007:

		Weighted- Average	Weighted- Average
		Exercise	Fair
	Shares	Price	Value
2006:
Exercise price exceeds market price	2,400,000	$0.10	$0.03
Exercise price equals market price	100,000	$0.06	$0.06
Exercise price below market price	none	-	-

2007:
Exercise price exceeds market price	none
Exercise price equals market price	0	-	-
Exercise price below market price	400,000	$0.02	$0.02

At December 31, 2007, we had outstanding options to purchase 64,350,000 shares, of which 64,350,000_were fully vested and exercisable. The following table summarizes information about outstanding stock options at December 31, 2007:

	Outstanding Options			Options Exercisable
		Weighted	Weighted		Weighted
	Outstanding	average	average	Exercisable	average
	as of	exercise	remaining	as of	exercise
Range of	December 31,	price per	contractual	December 31,	price per
Exercise Prices	2007	option	life (years)	2007	option

$0.025 -$0.25	64,350,000	$0.05	4	64,350,000	$0.05

In 2006, options to purchase 2,400,000 shares were granted at prices ranging from $.06 to $.10. Such shares were valued using the Black-Scholes method at an average price of $.03 for a total valuation of $72,000 , which was included in the statement of operations as sales, general and administrative expense. Total compensation cost recognized as an expense for stock-based employee-director compensation awards, which includes stock issued as compensation, in 2007 and 2006 was $52,000 and $97,500 respectively.

As of December 31, 2007, the total future compensation expense related to non-vested options not yet recognized in the consolidated statement of operations is $0.

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

For the Year ended December 31, 2007, under SFAS 123R, the company remeasures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. As of December 31, 2007, a total of 400,000 options with a weighted average exercise price of $0.02 and a weighted average remaining life of 5 years.

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

On June 21, 2006, the terms of Mr. Singer's compensation were modified. Effective June 1, 2006, all further options ceased, and Mr. Singer received stock grants that vested at the rate of 100,000 share per month as a Director and 100,000 shares per month for each month as a consultant. In addition, Mr. Singer received a one time stock grant of 800,000 shares. Pursuant to this new arrangement, Mr. Singer earned 200,000 grant shares per month for the period June 1, 2006 through December 31, 2006 (seven months) for a total of 1,400,000 shares. Together with the one time grant of 800,000 shares, Mr. Singer has earned 2,200,000 grant shares. The Company record a liability of $62,000 for the value of these shares if common stock at December 31, 2006. In June 2007 the Company issued the 2,200,000 shares of common stock to Mr. Singer.

In 2006 we recorded stock-based compensation expense of $11,000 for Mr. Singer, using the quoted market price for the company's stock. Mr. Singer resigned as an officer and director on January 16, 2007. He continues as a consultant and to be paid cash consulting fees as described above

In connection with the appointment of Mr. Bar-Ner to our Board, we entered into a Directorship and Consulting Agreement dated February 7, 2005 (the "DFI Agreement") with Development for Israel, LLC, a New York limited liability company ("DFI"), pursuant to which DFI agreed to make available to us the services of DFI's founder, Mr. Bar-Ner, to serve as one of our directors. As compensation for the services of Mr. Bar-Ner as a director, DFI receives $5,000 per month, payable quarterly in advance, plus 100,000 shares of our common stock per month for each month Mr. Bar-Ner serves as a director during his first year of service as a director. We issued 400,000 of the shares in June 2005 and an additional 700,000 shares in March 2006, valued at $27,500. Mr. Bar-Ner continues to serve as a director.

On June 21, 2006, the terms of Mr. Bar-Ner compensation were modified. Effective June 1, 2006, all further options ceased, and Mr. Bar-Ner received stock grants that vested at the rate of 200,000 share per month as a Director. In addition, Mr. Bar-Ner received a one time stock grant of 800,000 shares. Pursuant to this new arrangement, Mr. Bar-Ner earned 200,000 grant shares per month for the period June 1, 2006 through January 31, 2007 (eight months) for a total of 1,600,000 shares. Together with the one time grant of 800,000 shares, Mr. Bar-Ner has earned 2,200,000 grant shares. The Company record a liability of $62,000 for the value of these shares if common stock at December 31, 2006. In June 2007 the Company issued a total of 2,400,000 shares of common stock to Mr. Singer.

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

Note 10 Segments

In for the year ended December 31, 2007 and 2006, we operated only in the oil and gas business. As such we have only one segment and all of our operations as shown in the financial statements relate to that business.

Note 11 Subsequent events

On January 16, 2008, the Company entered into a Letter of Intent  with TomCo Energy Plc (“TomCo”) and on April 1, Avenue and Tomco completed an agreement whereby TomCo would acquired a 50% effective economic interest in Avenue's rights to the Heletz-Kokhav License and the Iris License which were awarded to the Company by the Israel Petroleum Commission (the “IPC”).

Pursuant to the terms of the agreement, TomCo has:

- paid the Company $1,000,000;

- issued to AGI 12,618,615 million ordinary shares of 0.5 pence each in the Company ("Ordinary Shares") valued at approximately US$500,000 at a price of 2p per share with a one year sale restriction;

- paid to the Company $107,000 which represent 50 percent of costs incurred to date in relation to the Licenses;

- agreed to assume 100 percent of the costs associated with implementing the three year work program covering the Phase 1 period of the Licenses, up to a maximum of US$4.5 million;

- agreed to pay a further $1,500,000 to the Company upon the successful conversion of the Licenses into a production lease;

- agreed to pay a further $5,000,000 to the Company upon recoverable reserves being certified at 10 million barrels or more by an independent reservoir engineering firm.

In February, 2008 the Petroleum Commissioner of Israel issued the Company 50% of the Iris License covering the remaining part of the Heltz Field. Lapidoth-HEletz LP, a Limited Partnership listed on the Tel Aviv Stock Exchange, was issued the other 50% of the Iris License.

According to the terms of the Licenses, Avenue agreed to a work program over the next 3 years that will consist of field studies, well workovers, shooting seismic and the drilling of a new well. Failure by the Company in implementing the work program may cause the Company to lose its interest in the licenses. The Company may request the conversion of the License to a 30 year production Lease. In the event of a substantial increase in daily production that occurs as a result of the work program. The Company estimates the work program expenditures at approximately $4,500,000.

There are currently 53 idle wells which the Company believes can be excellent workover candidates.

On March 17, 2008, the Company borrowed $250,000 from TomCo. The loan is payable upon demand and accrued interest at a rate if 2% per annum.

On March 23, 2008, the board of directors adopted resolutions providing for the designation of the Company’s series A preferred stock, $0.001 par value.  Holders of the Series A Preferred Stock are entitled, among other things, to (i) ten (10) votes for each share of Series A Preferred Stock owned on the record date for the determination of shareholders entitled to vote, on all matters submitted to the Company’s shareholders, (ii) convert shares of Series A Preferred Stock into fully paid and non-assessable shares of the Company’s common stock, at their option at any time and from time to time beginning from the date of issuance, in an amount equal to two (2) shares of common stock for each one (1) share of Series A Preferred Stock surrendered, and (iii) a preferential payment in cash of $0.0025 per share of Series A Preferred Stock owned, out of assets of the Company legally available therefore upon the liquidation, dissolution or winding up of the business of the Company, whether voluntary or involuntary, before the payment or setting apart for payment of any amount for, or the distribution of any assets of the Company to the holders of (a) any other class or series of capital stock of the Company, the terms of which expressly provide that the holders of Series A Preferred Stock should receive preferential payment with respect to such distribution (to the extent of such preference), and (b) the Company’s common stock.

On March 23, 2008, the Company and Ledger Holdings Pty Ltd., executed a directorship and consulting agreement, pursuant to which Levi Mochkin, the managing director and beneficial owner of all of the equity interests in Ledger, will continue to serve as the chairman of the Company’s board of directors and its chief executive officer.

As compensation for his service as chairman of the Company’s board of directors, the Levi Agreement provides that Levi Mochkin will be paid $5,000 per month.  In addition, an option to purchase 120,000 shares of the Company’s common stock at an exercise price of $0.005 per share will be granted to Ledger.  The option will vest in monthly tranches of 10,000 shares, commencing March 23, 2008, and each 10,000 share tranche will expire on the fifth anniversary of its vesting.

Pursuant to the Levi Agreement, Levi Mochkin will also serve as the Company’s chief executive officer for a two year term, commencing March 23, 2008.  As compensation for his service he will receive $25,000 per month.  In addition, 2,400,000 shares of the Company’s common stock and 12,500,000 of the Company’s newly designated Series A Preferred Stock will be issued to Ledger.

On March 23, 2008, the Company and MEM Energy Partners, LLC, a limited liability company formed under the laws of Delaware (“MEM”), executed a directorship and consulting agreement (the “Mendel Agreement”), pursuant to which Mendel Mochkin, the managing director and registered owner of all of the equity interests in MEM, was appointed to serve as a member of the Company’s board of directors and an oil and gas and general business consultant to the Company. Mendel Mochkin, who is 34 years, has served as the Company’s vice-president since June 2005.

As compensation for his service he will be paid $2,500 per month.  In addition, an option to purchase 120,000 shares of the Company’s common stock at an exercise price of $0.005 per share will be granted to MEM.  The option will vest in monthly tranches of 10,000 shares, commencing March 23, 2008, and each 10,000 share tranche will expire on the fifth anniversary of its vesting.

Pursuant to the agreement he will also serve as an oil and gas and general business consultant to the Company for a term of one year, commencing March 23, 2008.  As compensation for his service as a consultant, the Mendel Agreement provides that Mendel Mochkin will be paid per month.  As a signing bonus, 2,400,000 shares of the Company’s common stock and an option, to purchase 2,400,000 shares of the Company’s common stock at an exercise price of $0.005 per share, will be granted to MEM.  The option will vest in monthly tranches of 200,000 shares, commencing March 23, 2008, and each 200,000 share tranche will expire on the fifth anniversary of its vesting.  In addition, 12,500,000 of the Company’s newly designated Series A Preferred Stock will be issued to MEM.