Form 10KSB/A
period 2007-12-31
AVENUE GROUP INC
filed 2008-05-28
CIK 1100006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

Explanatory Note:

This amended 10-KSB/A is being filed to amend our annual report of Form 10-KSB for the fiscal year ended December 31, 2007 to include Exhibits 21 and 10.26 which were inadvertently omitted from our annual report on Form 10-KSB for the fiscal year ended December 31, 2007.

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

10.26 Farmout Agreement - Heletz-Kokhav License dated April 1, 2008 by and among Avenue Group, Inc., Avenue Energy Israel Ltd., TomCo Energy PLC and Luton-Kennedy Ltd. *

14. Code of Ethics For Principal Executive Officers And Senior Financial Officers, incorporated by reference to Exhibit 14 of the Registrant's Form 10-KSB for the year ended December 31, 2003.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of May 2008.

AVENUE GROUP, INC.

By:	/s/ Levi Mochkin
Levi Mochkin Chairman of the Board, President and Chief Executive Officer (Principal Executive and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Levi Mochkin	Chairman of the Board, President,	May 28, 2008
Levi Mochkin	Chief Executive Officer and Director
(Principal Executive and Principal
Financial Officer)

/s/ Uri Bar-Ner	Director	May 28, 2008
Uri Bar-Ner

/s/ Mendel Mochkin	Executive Vice President and Director	May 28, 2008
Mendel Mochkin

AVENUE GROUP, INC AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Consolidated Balance Sheets	F-3

Consolidated Operations Statements	F-4

Consolidated Cash Flows Statements	F-5

Consolidated Comprehensive Income (Loss) Statements	F-7

Consolidated Stockholders’ Equity (Deficiency) Statements	F-8

Notes to Consolidated Financial Statements	F-10 to F-26

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