Form 10-Q
period 2008-03-31
AVENUE GROUP INC
filed 2008-06-05
CIK 1100006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: MARCH 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

AVENUE GROUP, INC.

(Exact name of registrant as specified in its charter)

———————

Delaware	000-30543	98-0200077
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

405 Lexington Avenue, 26th Floor, New York, N.Y. 10174

(Address of Principal Executive Office) (Zip Code)

(888) 612-4188

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

The number of shares of registrant’s common stock outstanding, as of June 2, 2008 was 252,190,986.

AVENUE GROUP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Avenue Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(A Development Stage Company)

	March 31 2008	December 31 2007
ASSETS:	(Unaudited)	(i)
CURRENT ASSETS:
Cash	$36,190	$9,918
Performance bond	100,000	-
Other current assets	11,985	26,520
TOTAL CURRENT ASSETS	148,175	36,438
OIL AND GAS PROPERTY (Successful efforts method), at cost
Unproved undeveloped oil and gas property	12,820	12,820
TOTAL OIL AND GAS PROPERTY	12,820	12,820
EQUIPMENT, net of $21,761 and $20,297 accumulated depreciation, respectively	1,668	423
TOTAL ASSETS	$162,663	$49,681

LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$643,743	$470,835
Advances from Tomco	75,000	-
Notes payable - Officer	66,100	68,100
Notes payable - Related Party	52,900	52,900
Note payable	250,000	-
TOTAL CURRENT LIABILITIES	1,087,743	591,835

ASSET RETIREMENT OBLIGATION	12,746	12,746

MINORITY INTEREST	375,000	375,000

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 25,000,000 shares authorized,
none issued, and outstanding	-	-
Common stock, $.0002 par value, 500,000,000 shares authorized,
252,190,986 and 247,590,986 issued and outstanding, respectively	50,438	50,438
Additional Paid - In Capital	33,254,831	33,254,831
Accumulated other comprehensive income	5,953	5,953
Deficit accumulated prior to development stage	(7,934,508)	(7,934,508)
Deficit accumulated during the development stage	(26,689,540)	(26,306,614)
TOTAL STOCKHOLDERS' DEFICIT	(1,312,826)	(929,900)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$162,663	$49,681

———————

(i) Derived From Audited Financial Statements

See accompanying notes to consolidated financial statements

Avenue Group, Inc. and Subsidiaries

Consolidated Operations Statements

(A Development Stage Company)

	For the Three Months Ended March 31,		Cumulative during development stage January 1, 2003 to March 31, 2008
	2008	2007	(Unaudited)
	(Unaudited)	(Unaudited)
Revenue:
Oil and Gas sales	$3,722	$14,938	$336,787
E-commerce sales	-	-	60,072
	3,722	14,938	396,859
Expense:
Cost of e-commerce sales	-	-	16,348
Oil lease operating expense	-	4,500	264,418
Impairment loss, developed oil property	-	-	5,320,360
Impairment loss, undeveloped oil property	-	-	267,018
Expired oil leases	-	-	175,198
Loss on sale of oil lease	-	-	721,046
Sales, general and administrative	381,200	185,788	11,032,855

Total operating expenses	381,200	190,288	17,797,243
(Loss) from operations	(377,478)	(175,350)	(17,400,384)

Other income (expense):
Gain on settlement of oil lease	-	-	166,996
(Loss) / Gain on sale of marketable securities	-	3,105	1,144,454
Loss on change in market value of
Langley Park escrow contingency	-		(122,647)
Interest income	-	938	30,002
Interest expense	(5,448)	(5,025)	(1,410,942)
Other income	-	-	53,516
Impairment loss on Langley Park	-	-	(10,003,318)
Total other income (expense)	(5,448)	(982)	(10,141,939)

Net income (loss) from continuing operations	$(382,926)	$(176,332)	$(27,542,323)

Income from discontinued operations
Gain on sale of discontinued operations	-	-	724,874
Income from discontinued operations	-	-	127,909
Total income from discontinued operations	-	-	852,783

Net loss	$(382,926)	$(176,332)	$(26,689,540)
Basic and Diluted income (loss) per common share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding -
Basic and Diluted	252,190,986	249,413,684

See accompanying notes to consolidated financial statements

Avenue Group, Inc. and Subsidiaries

Consolidated Comprehensive Income (Loss) Statements

(A Development Stage Company)

			Cumulative during development Stage January 1, 2003 to
	For the Three Months Ended March 31,		March 31, 2008
	2008	2007	(Unaudited)
	(Unaudited)	(Unaudited)

Net (Loss)	$(382,926)	$(176,332)	$(22,252,105)
Other comprehensive income (loss),
net of tax related effects:
Unrealized gain (loss) on:
marketable securities	-	(36,513)	2,421,711
foreign currency translation	-	-	(118,109)
Other comprehensive gain (loss)	-	(36,513)	2,303,602

Comprehensive Income (loss)	$(382,926)	$(212,845)	$(19,948,503)

See accompanying notes to consolidated financial statements.

Avenue Group, Inc. and Subsidiaries

Consolidated Cash Flows Statements

( A Development Stage Company)

	For the Three Months Ended March 31,		Cumulative during Development stage January 1, 2003 to
	2007	2006	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flow From Operating Activities:
Net income (loss)	$(382,926)	$(176,332)	$(26,689,540)
Income from discontinued operations	-	-	(127,909)
Gain on sale of discontinued operations	-	-	(724,874)
(Loss) income from continuing operations	(382,926)	(176,332)	(27,542,323)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and depletion	366	4,866	48,069
Impairment loss on investment in Langley Park securities	-	-	10,003,318
Impairment loss on developed oil property	-	-	5,587,378
Increase in accretion of oil asset retirement obligation	-	490	59,740
Gain on settlement of oil leases	-	-	(166,996)
Expired oil leases	-	-	175,198
Loss on sale of oil lease	-	-	721,046
Gain on sale of Langley stock	-	(3,105)	122,647
Gain on sale of Australian securities	-	-	(38,885)
Loss (Gain) on sale of Langley Park securities	-	-	(37,826)
Loss on sale of ROO Group securities	-	-	(1,067,743)
Decrease in unrealized loss on investments	-	-	42,566
Interest related to convertible debentures	-	-	1,300,000
Share-based compensation	-	34,000	3,983,500
Amortization of deferred compensation	-	-	152,100
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	-	61,920
(Increase) in prepaid expenses	-	-	(4,906)
(Increase) decrease in other current assets	(85,465)	(42,305)	(5,878)
Decrease in other assets	-	8,108	4,225
Increase (Decrease) in accounts payable and accrued expenses	172,908	(17,930)	874,464
Net assets of discontinued operations	-	-	(28,659)
Net Cash Used in Operating Activities:	(295,117)	(192,208)	(5,857,045)

Cash Flow From Investing Activities:
Investment in oil and gas property	-	-	(4,551,878)
Investment in Roo Group, Inc.	-	(3,620)	(208,500)
Proceeds from investor in joint venture	-	-	375,000
Purchases of fixed assets	(1,611)	-	(36,704)
Settlement on oil leases	-	-	(50,000)
Proceeds from sale of marketable securities	-	-	11,306
Proceeds from sale of Langley Park securities	-	199,600	925,921
Proceeds from sale of ROO Group Inc. securities	-	-	1,657,993
Proceeds from sale of Australian marketable securities	-	-	130,505
Net Cash Provided by (Used in) Investing Activities:	(1,611)	195,980	(1,746,357)

See accompanying notes to consolidated financial statements.

Avenue Group, Inc. and Subsidiaries

Consolidated Cash Flows Statements (Continued)

( A Development Stage Company)

	For the Three Months Ended March 31,		Cumulative during Development stage January 1, 2003 to
	2007	2006	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flow From Financing Activities:
Proceeds of notes receivable	-	-	485,975
Payment of notes payable	-	-	(697,100)
Proceeds / (repayments) from notes payable officer	(2,000)	-	66,100
Proceeds from advances	75,000	-	75,000
Proceeds from notes payable	250,000	-	250,000
Proceeds from issuance of convertible debt	-	-	1,300,000
Proceeds from stock to be issued	-	-	486,000
Proceeds from issuance of stock options	-	-	100,000
Purchases of treasury stock	-	-	(125,000)
Proceeds received from issuance of common stock, net	-	-	3,501,524
Net Cash Provided by Financing Activities:	323,000	-	5,442,499

Effect of foreign currency translation on cash	-	(53)	49,318

Net (decrease) in cash	26,272	3,719	(2,111,585)
Cash at beginning of period	9,918	76,187	2,147,775

Cash at end of period	$36,190	$79,906	$36,190

Supplemental cash flow information

Cash paid for interest	$-	$-	$33,535
Cash paid for taxes	$-	$-	$-

Issuance of 48,458,149 shares of common stock for investment
in Langley Park securities	$-	$-	$11,000,000
Additional paid in capital for value of termination of registration agreement	$-	$-	$210,000
Sale of Bickhams Media ( a formerly wholly owned subsidiary)	$-	$-	$588,000
Common Stock issued for accrued expenses	$-	$-	$127,800

See accompanying notes to consolidated financial statements.

AVENUE GROUP INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

Note 1  Company Background and Business Plan

Avenue Group, Inc. (“Avenue” or the “Company”) was incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development through our wholly-owned operating subsidiaries, Avenue Energy, Inc. Avenue Energy owns 100% of Avenue Appalachia, Inc. In 2006, we started Avenue Appalachia, Inc. (“AAI”), a Delaware company. AAI has a 10% General Partner Interest and a 31.8% Limited Partner interest in Avenue Appalachia 2006 LP ("2006 LP"), a partnership formed in 2006. (see Note 4). We own 50.1% of the common stock of Stampville.com, Inc.("Stampville"), an inactive business, as of December 31, 2006. We have a wholly-owned subsidiary, I.T. Technology Pty. Ltd. (`IT Tech'). Avenue Energy Israel LTD owns 100% of the Heletz-Kokhav license and 50% of the Iris License in Israel, 2 petroleum exploration licenses in the State of Israel.

Our business activities during 2007 and the three months ended March 31, 2008 were principally devoted to our oil and gas operations in Israel and in the West Virginia area of the Appalachian Basin. In 2007 we refocused our efforts seeking lower risk oil and Gas exploration and production opportunities in the US and Israel.

Basis of Presentation

These financial statements are consolidated, unaudited and include, in our opinion, all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation. The financial statements should be read in conjunction with our audited financial statements and the related notes included in our December 31, 2007 Form 10-KSB. The financial statements are interim financial statements prepared in accordance with accounting principles generally accepted in the United States and are stated in U.S. dollars. We have reclassified certain data in the financial statements of the prior periods to conform to the current period presentation.

Note 2  Summary of Significant Accounting Policies

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

The carrying value of financial instruments including cash and marketable securities, accounts payable and accrued expense, and notes payable, approximates their fair values at March 31, 2008 and December 31, 2007, due to the relatively short-term nature of these instruments.

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

We had no exploratory well cost that had been suspended for one year or more as of March 3,1 2008. As of March 31, 2008 we have drilled and completed two wells in West Virginia. The first well began producing in January 2007. The second well awaits a pipeline connection. As of December 31, 2005 we had drilled one well, the Karakilise 1 well, in Turkey. We sold that well in 2006.

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

In 2007 and 2006 we recorded impairment losses of $412,012 and $30,600 respectively, on our oil and gas property (see Note 4). We had no impairment losses during the quarter ending March 31, 2008.

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

J.  Loss Per Common Share

We base net loss per common share (basic and diluted) on the net loss divided by the weighted average number of common shares outstanding during each year. We exclude common stock equivalents in the computation of diluted net loss per common share because the effect would be antidilutive. Had common stock equivalents not been antidilutive, the equivalents we would have added to weighted average shares outstanding in computing the loss per share would have been 64,350,000 as of March 31, 2008 and December 31, 2007.

K.  Share-Based Payments

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

L.  Recent Accounting Pronouncements

Recent Accounting Pronouncements

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

All new accounting pronouncements issued but not yet effective have been deemed to not be applicable, hence the adoption of these new standards is not expected to have a material impact on our financial reporting.

M.  Concentration Of Credit Risk

Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash described below.

During the three months ended March 31, 2008 and 2007, we did not have balances in excess of the $100,000 limit insured by the Federal Deposit Insurance Corporation of $100,000.

N.  Development Stage Company

From January 1, 2003, through the present we have been a development stage company. We devote most of our effort to raising capital and exploring and developing oil and natural gas property. Our financial statements present financial position, results of operations, cash flow and stockholders' equity in conformity with the generally accepted accounting principals that apply to established operating enterprises with additional information required by Statement 7, Accounting and Reporting By Development-Stage Enterprises. This additional information is presented on our balance sheet as "Deficit accumulated during development stage", on our operations and cash flow statements under "Cumulative during development stage from January 1, 2003.

O. Going concern

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

Note 3  Performance Bond

The IPC required the company to post a plugging bond in the amount of $100,000 to ensure that the open wells on our licenses are properly plugged and abandoned when their useful lives are determined to be concluded. Such bond is an addition to the cost of the Company’s projects. The current bond of $100,000 is set to expire and be released to the company by March 18, 2009. The IPC may require the company to renew the bond prior to expiration if the wells are still open, until such time that the wells are properly plugged and abandoned.

Note 4  Oil and Gas Operations

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

In September 2006, we resolved to conclude and cease our oil exploration activities in southeast Turkey. As a result, Avenue Energy, Inc. and AME entered into a termination and indemnification agreement. As part of the terms of the agreement and in satisfaction of all of Avenue's outstanding obligations, Avenue paid $50,000 to AME and surrendered all of its interest in the Karakilise Licenses. The termination and indemnification agreement did not affect Avenue's right, pursuant to the terms of a previous farm-out agreement entered into by AME and Avenue with JKX Oil and Gas, to receive approximately $380,000 out of JKX's future production revenue from the Karakilise Licenses. As of December 31, 2006 $37,986 was paid by JKX to the Company, leaving a balance of $342,013. As of March 31, 2008 the Company had not collected any additional amounts.

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

A total of 88 wells have been drilled on the Heletz field to depths ranging from 4,000 to 6,500 feet., of which 59 were producing wells with the other 29 having oil shows.  Peak production reached 4,000 barrels of oil per day (“BOPD”) in the 1960’s.

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

Tomco Agreement

On January 16, 2008, the Company entered into a Letter of Intent  with TomCo Energy Plc (“TomCo.”).

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

Asset Retirement Obligation

We record an asset retirement obligation in accordance with FAS 143. We measure the liability to plug our oil and gas wells at the end of their economic lives and to restore the land in compliance with all applicable regulations at its fair value at the balance sheet date. We consult with specialists operating our oil and gas property and other professionals in the industry to determine estimated cost in current dollars for the asset retirement obligation. We record accretion expense as the change in present value of discounted cash flow needed to satisfy our future asset retirement obligation. We review our fair value estimates annually and record results of the change in the estimates of the fair value as a change in the capitalized cost of the asset and as a change in the asset retirement obligation. We revise our annual accretion expense schedule accordingly. We use US Department of Labor annual Producer Price Index for the oil and gas machinery and equipment to calculate future cash flow for our asset retirement obligation. We use our cost of capital to calculate the present value of the future cash flow. Below is a schedule of the changes in the obligation over the three months ended March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
Beginning asset retirement obligation	$12,746	$12,256
Additions related to new property	-
Liabilities settled
Accretion		490
Ending asset retirement obligation	$12,746	$12,746

Note 5  Equipment

Equipment at March 31, 2008 and 2007 included:

	March 31,	December 31,
	2008	2007
Office and computer equipment	$23,429	$21,818
Less: accumulated depreciation	(21,761)	(21,395)
Equipment, net	$1,668	$423

Depreciation expense for the three months ended March 31, 2008, and 2007, was $366 and $366  respectively.

Note 6  Advances

In January 2008 Tomco advanced the  Company $75,000 as an advance against fees to be incurred in its Heletz-Kokhav License.

Note 7  Notes And Loans Payable - Related Party

On August 1, 2000, we borrowed $150,000 from Instanz Nominees Pty. Ltd. ("Instanz"), a related party at that time. The loan bears interest at the rate of ten percent (10%) per annum. In November 2002, we repaid $100,000 of this note from the proceeds of a private placement, leaving a balance payable of principal and interest of $149,619 and $137,244 at March 31, 2008 and December 31, 2007, respectively. Upon mutual agreement of the parties, we will repay this loan and accrued interest payable, only after we have received additional financing and at that time upon the mutual agreement of Instanz and the Company.

Note 8   Notes Payable Officer

As of March 31 31, 2008 an Officer of the Company  loaned the Company  $66,100. The loan is payable upon demand and accrues interest at a rate of 10% per annum.

Note 9 Notes Payable

On March 17, 2008, the Company borrowed $250,000 from TomCo. The loan is payable upon demand and accrued interest at a rate if 2% per annum.

Note 10.  Capitalization and Equity

A.  Preferred Stock

We have authorized the issuance of 25,000,000 shares of preferred stock, par value $.001 per share. Our board of directors has the right to create one or more series of preferred stock and to determine the rights, preferences and privileges of any such series. No shares of preferred stock are currently outstanding.

On March 23, 2008, the board of directors adopted resolutions providing for the designation of the Company’s series A preferred stock, $0.001 par value. Holders of the Series A Preferred Stock are entitled, among other things, to (i) ten (10) votes for each share of Series A Preferred Stock owned on the record date for the determination of shareholders entitled to vote, on all matters submitted to the Company’s shareholders, (ii) convert shares of Series A Preferred Stock into fully paid and non-assessable shares of the Company’s common stock, at their option at any time and from time to time beginning from the date of issuance, in an amount equal to two (2) shares of common stock for each one (1) share of Series A Preferred Stock surrendered, and (iii) a preferential payment in cash of $0.0025 per share of Series A Preferred Stock owned, out of assets of the Company legally available therefore upon the liquidation, dissolution or winding up of the business of the Company, whether voluntary or involuntary, before the payment or setting apart for payment of any amount for, or the distribution of any assets of the Company to the holders of (a) any other class or series of capital stock of the Company, the terms of which expressly provide that the holders of Series A Preferred Stock should receive preferential payment with respect to such distribution (to the extent of such preference), and (b) the Company’s stock.

B.  Common Stock

See Note 11B.

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

C. Preferred Stock

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

Note 11.  Stock Options And Other Agreements

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

See also Note 10B.

As of March 31, 2008, the total future compensation expense related to non-vested options not yet recognized in the consolidated statement of operations is $0.

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

Under SFAS 123R, the company remeasures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. As of March 31, 2008, a total of 400,000 options with a weighted average exercise price of $0.02 and a weighted remaining life of 5 years are outstanding.

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

On March 23, 2008, the Company and Ledger Holdings Pty Ltd., executed a directorship and consulting agreement, effective April 1, 2008 pursuant to which Levi Mochkin, the managing director and beneficial owner of all of the equity interests in Ledger, will continue to serve as the chairman of the Company’s board of directors and its chief executive officer. As compensation for his service as chairman of the Company’s board of directors, the Levi Agreement provides that Levi Mochkin will be paid $5,000 per month.  In addition, an option to purchase 120,000 shares of the Company’s common stock at an exercise price of $0.005 per share will be granted to Ledger.  The option will vest in monthly tranches of 10,000 shares, commencing April 1, 2008, and each 10,000 share tranche will expire on the fifth anniversary of its vesting

Pursuant to the Levi Agreement, Levi Mochkin will also serve as the Company’s chief executive officer for a two year term, commencing April 1, 2008.  As compensation for his service he will receive $25,000 per month.  In addition, 2,400,000 shares of the Company’s common stock and 12,500,000 of the Company’s newly designated Series A Preferred Stock will be issued to Ledger.

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

As compensation for his service he will be paid $2,500 per month.  In addition, an option to purchase 120,000 shares of the Company’s common stock at an exercise price of $0.005 per share will be granted to MEM.  The option will vest in monthly tranches of 10,000 shares, effective April 1, 2008, and each 10,000 share tranche will expire on the fifth anniversary of its vesting.

Pursuant to the agreement he will also serve as an oil and gas and general business consultant to the Company for a term of one year, effective April 1, 2008.  As compensation for his service as a consultant, the Mendel Agreement provides that Mendel Mochkin will be paid per month.  As a signing bonus, 2,400,000 shares of the Company’s common stock and an option  to purchase 2,400,000 shares of the Company’s common stock at an exercise price of $0.005 per share, will be granted to MEM.  The option will vest in monthly tranches of 200,000 shares, commencing March 23, 2008, and each 200,000 share tranche will expire on the fifth anniversary of its vesting.  In addition, 12,500,000 of the Company’s newly designated Series A Preferred Stock will be issued to MEM.

Note 10 Segments

For the three Months ended March 31, 2008 and 2007, we operated only in the oil and gas business. As such we have only one segment and all of our operations as shown in the financial statements relate to that business.

Note 11 Subsequent Events

On April 1, 2008, the Company and Tomco completed an agreement whereby TomCo acquired a 50% effective economic interest in Avenue's rights to the Heletz-Kokhav License and the Iris License which were awarded to the Company by the Israel Petroleum Commission (the “IPC”).

Pursuant to the terms of the agreement, TomCo has:

– paid the Company $1,000,000;

– agreed to  issue in May 2008 to the Company 12,618,615 million ordinary shares of 0.5 pence each in the Company ("Ordinary Shares") valued at approximately US$500,000 at a price of 2p per share with a one year sale restriction;

– paid to the Company $107,000 which represent 50 percent of costs incurred to date in relation to the Licenses;

– agreed to assume 100 percent of the costs associated with implementing the three year work program covering the Phase 1 period of the Licenses, up to a maximum of US$4.5 million;

– agreed to pay a further $1,500,000 to the Company upon the successful conversion of the Licenses into a production lease;

– agreed to pay a further $5,000,000 to the Company upon recoverable reserves being certified at 10 million barrels or more by an independent reservoir engineering firm.

ITEM 2.

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements as of December 31, 2007 and related notes included in this report. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements based on current expectations and assumptions.

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

In September, 2007 the Petroleum Commissioner of Israel (the “IPC”) formally issued to AEI 100% of the Heletz-Kokhav license covering a large part of the Heletz Field. In February, 2008, the Petroleum Commissioner of Israel issued to AEI 50% of the Iris license covering the remaining part of the Heletz Field. Lapidoth-Heletz LP, a Limited Partnership listed on the Tel Aviv stock exchange, was issued the other 50% of the Iris License. According to the terms of the Licenses, Avenue agreed to a work program over the next 3 years that will consist of field studies, well workovers, shooting seismic and the drilling of a new well. Failure by Avenue in implementing the work program may cause Avenue to lose its interest in the licenses. Avenue may request the conversion of the License to a 30 year production Lease in the event of a substantial increase in daily production that occurs as a result of the work program. Avenue estimates the work program expenditures at approximately $4,500,000.

On January 16, 2008, Avenue Group, Inc. (the “Company”) and Avenue Energy Israel (“AEI”) entered into a non-binding Letter of Intent (the “LOI”) with TomCo Energy Plc (“TomCo”) pursuant to which TomCo agreed acquire a 50% interest in the Heletz-Kokhav License and a 25% interest in the Iris License (the “Licenses”) which was awarded to AEI by the Israel Petroleum Commission.

Upon execution of the LOI, TomCo paid the Company a non-refundable security deposit in the amount of $75,000. This security deposit was to be credited towards other amounts to which TomCo is obligated under the terms of the LOI.

The closing of the transaction contemplated by the agreement is subject to the satisfaction of certain conditions, including without limitation, obtaining any necessary consents or approvals from the IPC and/or any other Isreali governmental authority, and the payment of the security deposit by TomCo to the Company.

Upon closing, TomCo shall earn a 50% net working interest (after deduction of certain expenses and royalties), by assuming 100% of the costs associated with implementing the 3 year work program up to $4.5 million. In addition, at closing TomCo will pay the Company $1million and an additional equivalent of $500,000 restricted shares of TomCo. The agreement also sets forth certain payments to be made by TomCo which are contingent upon the successful conversion by the Company of the License into a production lease and recoverable reserves being certified at 10 million barrels or more as verified by an independent geologist.

On March 17, 2008, the Company borrowed $250,000 from TomCo. The loan is payable upon demand and accrued interest at a rate if 2% per annum. The loan is also offset against Tomco’s commitment as part of the agreement.

On April 3, 2008, the Company and Tomco, completed the agreement.

In 2008, Management intends to focus our activities on re-developing the Heletz field. This includes restarting the 6 wells that were shut in by Lapidoth as of May, 2007, reviewing plugged wells that are candidates for workovers and collecting and reviewing field and production data for additional upside opportunities.

Results of Operations

For the three months ended March 31 2008 compared to three months ended March  31, 2007

During 2007, our activity was principally devoted to oil and gas activities in the  State of Israel arising out of the granting of the Heletz Field Licenses by the  Israel Petroleum Commission.

We generated $3,722 in revenue for the three months ended March 31, 2008, as compared to $14,938 for the three months ended March 31, 2007. The decrease in revenue is primarily due a reduction of JKK's production from the Karakilise lease.

The net loss for the three months ended March 31, 2008 was $382,926 compared to a net loss of $176,332 for the three months ended March 31, 2007.  During the three months ended March 31, 2008  period, selling, general and administrative expense increased by $195,412, primarily due to an increase in consulting fees as the Company expands it operation in Israel.

Liquidity and Capital Resources

We have generated losses from inception and anticipate that we will continue to incur significant losses until, at the earliest, we can generate sufficient revenue to offset the substantial up-front capital expenditures and operating cost associated with establishing, attracting and retaining a significant business base. We have a net loss of $382,926 and $176,332   and a negative cash flow from operations of $195,117 and $192,208 for the three months ended March 31, 2008 and 2007, respectively. We have an accumulated deficit of $34,624,048 and $34,241,122 as of March 31, 2008 and  December 31, 2007, respectively. We cannot offer any assurance that we will be able to generate significant revenue or achieve profitable operations.

The capital requirements relating to implementation of our business plan will be significant. As of March  31, 2008, we had cash of $36,190  and a working capital deficit  of $939,568 as compared  to $9,918 in cash and working capital of $555,397 as of December 31, 2007. Much of our working capital during 2007 to date has been generated through the sale of shares of  ROO and Langley Park.

Our cash and cash equivalents increased by $26,272 from $9,918 as of December 31, 2007 to $36,190 as of March 31, 2008. The increase in cash and cash equivalents was Company receiving a $250,000 note payable.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

n/a

ITEM 4.

CONTROLS AND PROCEDURES

Management of the Company is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as such term is defined in Rules 13a-15(f)). Under the supervision and with the participation of Levi Mochkin, our Chief Executive Officer, we conducted an evaluation and effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our acting chief executive officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective such that the information relating to us required to be disclosed with our with the Securities and Exchange Commission ("SEC") reports is (i) recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our acting chief executive officer, as appropriate to allow timely decisions requiring timely disclosure.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherit limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth in "Internal Control - Integrated Framework", issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, our management concluded, as of December 31, 2007, our internal control over financial reporting was not effective based on those criteria. The following material weaknesses were identified from our evaluation:

Due to the small size and limited financial resources, the Company's Chief Executive Officer, Executive Vice President and a Consultant are the only individuals involved in the accounting and financial reporting. As a result, there is no segregation of duties in the accounting function, leaving all aspects of financial reporting and physical control of cash in the hands of the same individual, our acting chief executive officer. This lack of segregation of duties represents a material weakness. We will continue periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.

RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on March 31, 2008.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s Board of Directors has approved the issuance of 2,400,000 shares of the Company’s common stock and 12,500,000 shares of the Company’s Series A Preferred Stock to Ledger Holdings Pty, Ltd. pursuant to the terms of a Directorship and Consulting Agreement with Ledger Holdings Pty Ltd.  dated March 23, 2008.

Also on March 23, 2008, the Company’s Board of Directors approved the issuance of a signing bonus of 2,400,000 shares of the Company’s common stock and an option to purchase 2,400,000 shares of the Company’s common stock at an exercise price of $0.005 pursuant to MEM Energy Partners, LLP pursuant to the terms of a Directorship and Consulting Agreement with MEM Energy Partners, LLC.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.

EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of I.T. Technology, Inc., incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2 (File No. 333-30364) dated February 14, 2000.

3.2	By-laws of the Registrant., incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2 (File No. 333-30364) dated February 14, 2000.

3.3	Amendment to Certificate of Incorporation, incorporated by reference to Exhibit 1 to the Registrant's Form 8-K, dated December 27, 2000.

3.4	Amendment to the Registrant's By-laws adopted November 6, 2000, incorporated by reference to Exhibit 3.4 of the Registrant's Form 10-KSB for the year ended December 31, 2000.

3.5	Amendment to the Registrant's By-laws adopted November 8, 2001 incorporated by reference to Exhibit 3.5 of the Registrant's Form 10-QSB for fiscal quarter ended September 30, 2001.

3.6	Amendment to the Registrant's bylaws dated June 25, 2002, incorporated by reference to Exhibit 3.6 to the Registrant's Form 10-QSB for the fiscal quarter ended June 30, 2002.

4.1

Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock filed with the Secretary of State of Delaware on April 16, 2008 incorporated by reference to the Registrant’s Form 8-K filed with the SEC on April 16, 2008.

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

10.26	Farmout Agreement - Heletz-Kokhav License dated April 1, 2008 by and among Avenue Group, Inc., Avenue Energy Israel Ltd., TomCo Energy PLC and Luton-Kennedy Ltd. *

14.	Code of Ethics For Principal Executive Officers And Senior Financial Officers, incorporated by reference to Exhibit 14 of the Registrant's Form 10-KSB for the year ended December 31, 2003.

21.	List of Subsidiaries, incorporate by reference to Exhibit 21.1 of the Registrant’s Form 10-KSB for the year ended December 31, 2007.

31.1	Certification of Levi Mochkin, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of The Exchange Act.*

31.2	Certification of Levi Mochkin, Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of The Exchange Act.*

32.1	Certification of Levi Mochkin, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of The Exchange Act and Section 1350 of chapter 63 of Title 18 of The United States Code.*

32.2	Certification of Levi Mochkin, Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of The Exchange Act and Section 1350 of chapter 63 of Title 18 of The United States Code.*

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on June 5, 2008.

AVENUE GROUP, INC.

By:	/s/ Levi Mochkin
Levi Mochkin
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)