Form 10-Q/A
period 2008-03-31
AVENUE GROUP INC
filed 2008-06-06
CIK 1100006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

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

Explanatory Note:

This amended 10-Q/A is being filed to amend our quarterly report on Form 10-Q for the quarter ended March 31, 2008 to correct certain clerical errors.

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

See accompanying notes to consolidated financial statements

Avenue Group, Inc. and Subsidiaries

Consolidated Comprehensive Income (Loss) Statements

(A Development Stage Company)

			Cumulative during development Stage January 1, 2003 to
	For the Three Months Ended March 31,		March 31, 2008
	2008	2007	(Unaudited)
	(Unaudited)	(Unaudited)

Net (Loss)	$(382,926)	$(176,332)	$(26,689,540)
Other comprehensive income (loss),
net of tax related effects:
Unrealized gain (loss) on:
marketable securities	-	(36,513)	2,421,711
foreign currency translation	-	-	(118,109)
Other comprehensive gain (loss)	-	(36,513)	2,303,602

Comprehensive Income (loss)	$(382,926)	$(212,845)	$(24,385,938)

See accompanying notes to consolidated financial statements.

Avenue Group, Inc. and Subsidiaries

Consolidated Cash Flows Statements

(A Development Stage Company)

	For the Three Months Ended March 31,		Cumulative during Development stage January 1, 2003 to
	2008	2007	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flow From Operating Activities:
Net income (loss)	$(382,926)	$(176,332)	$(26,689,540)
Income from discontinued operations	-	-	(127,909)
Gain on sale of discontinued operations	-	-	(724,874)
(Loss) income from continuing operations	(382,926)	(176,332)	(27,542,323)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and depletion	366	4,866	48,069
Impairment loss on investment in Langley Park securities	-	-	10,003,318
Impairment loss on developed oil property	-	-	5,587,378
Increase in accretion of oil asset retirement obligation	-	490	59,740
Gain on settlement of oil leases	-	-	(166,996)
Expired oil leases	-	-	175,198
Loss on sale of oil lease	-	-	721,046
Gain on sale of Langley stock	-	(3,105)	122,647
Gain on sale of Australian securities	-	-	(38,885)
Loss (Gain) on sale of Langley Park securities	-	-	(37,826)
Loss on sale of ROO Group securities	-	-	(1,067,743)
Decrease in unrealized loss on investments	-	-	42,566
Interest related to convertible debentures	-	-	1,300,000
Share-based compensation	-	34,000	3,983,500
Amortization of deferred compensation	-	-	152,100
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	-	61,920
(Increase) in prepaid expenses	-	-	(4,906)
(Increase) decrease in other current assets	(85,465)	(42,305)	(5,878)
Decrease in other assets	-	8,108	4,225
Increase (Decrease) in accounts payable and accrued expenses	172,908	(17,930)	874,464
Net assets of discontinued operations	-	-	(28,659)
Net Cash Used in Operating Activities:	(295,117)	(192,208)	(5,857,045)

Cash Flow From Investing Activities:
Investment in oil and gas property	-	-	(4,551,878)
Investment in Roo Group, Inc.	-	(3,620)	(208,500)
Proceeds from investor in joint venture	-	-	375,000
Purchases of fixed assets	(1,611)	-	(36,704)
Settlement on oil leases	-	-	(50,000)
Proceeds from sale of marketable securities	-	-	11,306
Proceeds from sale of Langley Park securities	-	199,600	925,921
Proceeds from sale of ROO Group Inc. securities	-	-	1,657,993
Proceeds from sale of Australian marketable securities	-	-	130,505
Net Cash Provided by (Used in) Investing Activities:	(1,611)	195,980	(1,746,357)

See accompanying notes to consolidated financial statements.

Avenue Group, Inc. and Subsidiaries

Consolidated Cash Flows Statements (Continued)

(A Development Stage Company)

	For the Three Months Ended March 31,		Cumulative during Development stage January 1, 2003 to
	2008	2007	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flow From Financing Activities:
Proceeds of notes receivable	-	-	485,975
Payment of notes payable	-	-	(697,100)
Proceeds / (repayments) from notes payable officer	(2,000)	-	66,100
Proceeds from advances	75,000	-	75,000
Proceeds from notes payable	250,000	-	250,000
Proceeds from issuance of convertible debt	-	-	1,300,000
Proceeds from stock to be issued	-	-	486,000
Proceeds from issuance of stock options	-	-	100,000
Purchases of treasury stock	-	-	(125,000)
Proceeds received from issuance of common stock, net	-	-	3,501,524
Net Cash Provided by Financing Activities:	323,000	-	5,442,499

Effect of foreign currency translation on cash	-	(53)	49,318

Net (decrease) in cash	26,272	3,719	(2,111,585)
Cash at beginning of period	9,918	76,187	2,147,775

Cash at end of period	$36,190	$79,906	$36,190

Supplemental cash flow information

Cash paid for interest	$-	$-	$33,535
Cash paid for taxes	$-	$-	$-

Issuance of 48,458,149 shares of common stock for investment
in Langley Park securities	$-	$-	$11,000,000
Additional paid in capital for value of termination of registration agreement	$-	$-	$210,000
Sale of Bickhams Media ( a formerly wholly owned subsidiary)	$-	$-	$588,000
Common Stock issued for accrued expenses	$-	$-	$127,800

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

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on June 6, 2008.

AVENUE GROUP, INC.

By:	/s/ Levi Mochkin
Levi Mochkin
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)