Form 10-Q
period 2008-06-30
AVENUE GROUP INC
filed 2008-08-18
CIK 1100006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: JUNE 30, 2008
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of registrant’s common stock outstanding, as of August 4, 2008 was 256,990,986

AVENUE GROUP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Avenue Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(A Development Stage Company)

	June 30,	December 31,
	2008	2007 (1)
ASSETS:	(Unaudited)
CURRENT ASSETS:
Cash	$620,984	$9,918
Performance bond	100,000	–
Other current assets	136,174	26,520

TOTAL CURRENT ASSETS	857,158	36,438

Marketable securities - restricted, net of valuation allowance of $51,811	448,189	–

OIL AND GAS PROPERTY (Successful efforts method), at cost
Unproved undeveloped oil and gas property	12,820	12,820

EQUIPMENT, net of depreciation	1,302	423

TOTAL ASSETS	$1,319,469	$49,681

LIABILITIES AND STOCKHOLDERS' DECICIT:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$394,387	470,835
Advances	2,302,121	–
Notes payable - Officer	2,100	68,100
Note payable - related party	52,900	52,900
Note payable	250,000	–

TOTAL CURRENT LIABILITIES	3,001,508	591,835

ASSET RETIREMENT OBLIGATION	12,746	12,746

MINORITY INTEREST	375,000	375,000

STOCKHOLDERS' DECICIT:
Preferred stock, $.001 par value, 25,000,000 shares authorized,
none issued, and outstanding	–	–
Preferred stock Series A, $.001 par value, 25,000,000 shares authorized,
issued, and outstanding	25,000	–
Common stock, $.0002 par value, 500,000,000 shares authorized,
256,990,986 and 247,590,986 issued and outstanding, respectively	51,398	50,438
Additional Paid - In Capital	34,501,267	33,254,831
Accumulated other comprehensive (loss) income	(50,377)	5,953
Deficit accumulated prior to development stage	(7,934,508)	(7,934,508)
Deficit accumulated during the development stage	(28,662,565)	(26,306,614)

TOTAL STOCKHOLDERS' DEFICIT	(2,069,785)	(929,900)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,319,469	$49,681

(1) Derived from Audited Financial Statements

See accompanying notes to unaudited consolidated financial statements

Avenue Group, Inc. and Subsidiaries

Consolidated Operations Statements

(A Development Stage Company)

(Unaudited)

					Cumulative
					during
					development
					stage
					January 1, 2003
					to
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		June 30, 2008
	2008	2007	2008	2007
Revenue:
Oil and Gas sales	$1,755	$13,064	$5,477	$28,002	$338,542
E-commerce sales	–	–	–	–	60,072
	1,755	13,064	5,477	28,002	398,614

Expense:
Cost of e-commerce sales	–	–	–	–	16,348
Oil lease operating expense	190,663	10,473	190,663	14,973	455,081
Impairment loss, developed oil property	–	–	–	–	5,320,360
Impairment loss, undeveloped oil property	–	–	–	–	267,018
Expired oil leases	–	–	–	–	175,198
Loss on sale of oil lease	–	–	–	–	721,046
Sales, general and administrative	1,777,832	182,548	2,159,032	368,336	12,810,687

Total operating expenses	1,968,495	193,021	2,349,695	383,309	19,765,738

(Loss) from operations	(1,966,740)	(179,957)	(2,344,218)	(355,307)	(19,367,124)

Other income (expense):
Gain on settlement of oil lease	–	–	–	–	166,996
(Loss) / Gain on sale of marketable securities	–	(18,001)	–	(14,896)	1,144,454
Loss on change in market value of
Langley Park escrow contingency	–	–	–	–	(122,647)
Interest income	–	224	–	1,162	30,002
Interest expense	(6,285)	(3,431)	(11,733)	(8,456)	(1,417,227)
Other income	–	–	–	–	53,516
Impairment loss on Langley Park	–	–	–	–	(10,003,318)
Total other income (expense)	(6,285)	(21,208)	(11,733)	(22,190)	(10,148,224)

Net (loss) from continuing operations	$(1,973,025)	$(201,165)	$(2,355,951)	$(377,497)	$(29,515,348)

Gain on sale of discontinued operations	–	–	–	–	724,874
Income from discontinued operations	–	–	–	–	127,909
Total income from discontinued operations	–	–	–	–	852,783

Net loss	$(1,973,025)	$(201,165)	$(2,355,951)	$(377,497)	$(28,662,565)

Basic and Diluted income (loss) per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding -
Basic and Diluted	256,938,239	248,510,986	254,577,728	248,050,986

See accompanying notes to unaudited consolidated financial statements

 Avenue Group, Inc. and Subsidiaries

Consolidated Comprehensive Income (Loss) Statements
(A Development Stage Company)

 (Unaudited)

					Cumulative
					during
					development
					stage
					January 1, 2003
					to
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		June 30, 2008
	2008	2007	2008	2007

Net (Loss)	$(1,973,025)	(201,165)	$(2,355,951)	(377,497)	$(28,662,565)
Other comprehensive income (loss),
net of tax related effects:
Unrealized gain (loss) on:
marketable securities	(51,811)	-	(51,811)	-	2,369,900
foreign currency translation	(8,330)	-	(4,519)	-	(122,628)
Other comprehensive gain (loss)	(60,141)	-	(56,330)	-	2,247,272

Comprehensive Income (loss)	$(2,033,166)	$(201,165)	$(2,412,281)	$(377,497)	$(26,415,293)

See accompanying notes to unaudited consolidated financial statements

Avenue Group, Inc. and Subsidiaries

Consolidated Cash Flows Statements

(A Development Stage Company)

(Unaudited)

			Cumulative
			during
			development
			stage
			January 1, 2003
	For the Six Months Ended June 30,		to
	2008	2007	June 30, 2008
Cash Flow From Operating Activities:
Net income (loss)	$(2,355,951)	$(377,497)	$(28,662,565)
Income from discontinued operations	-	-	(127,909)
Gain on sale of discontinued operations	-	-	(724,874)
(Loss) income from continuing operations	(2,355,951)	(377,497)	(29,515,348)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and depletion	732	732	48,435
Impairment loss on investment in Langley Park securities	-	(6,078)	10,003,318
Impairment loss on developed oil property	-	17,843	5,587,378
Increase in accretion of oil asset retirement obligation	-	-	59,740
Gain on settlement of oil leases	-	-	(166,996)
Expired oil leases	-	-	175,198
Loss on sale of oil lease	-	-	721,046
Gain on sale of Langley stock	-	10,955	122,647
Gain on sale of Australian securities	-	-	(38,885)
Loss (Gain) on sale of Langley Park securities	-	-	(37,826)
Loss on sale of ROO Group securities	-	18,001	(1,067,743)
Decrease in unrealized loss on investments	-	-	42,566
Interest related to convertible debentures	-	-	1,300,000
Share-based compensation	1,272,396	49,000	5,255,896
Amortization of deferred compensation	-	-	152,100
Changes in operating assets and liabilities:
Purchases of performance bond	(100,000)	-	(100,000)
Decrease in accounts receivable	-	-	61,920
(Increase) in prepaid expenses	-	(42,520)	(4,906)
(Increase) decrease in other current assets	(109,654)	-	(130,067)
Decrease in other assets	-	-	4,225
Increase (Decrease) in accounts payable and accrued expenses	(76,448)	34,140	625,108
Net assets of discontinued operations	-	-	(28,659)
Net Cash Used in Operating Activities:	(1,368,925)	(295,424)	(6,930,853)

Cash Flow From Investing Activities:
Investment in oil and gas property	-	(51)	(4,551,878)
Investment in Roo Group, Inc.	-	-	(208,500)
Proceeds from investor in joint venture	-	-	375,000
Purchases of fixed assets	(1,611)	-	(36,704)
Settlement on oil leases	-	-	(50,000)
Proceeds from sale of marketable securities	-	-	11,306
Proceeds from sale of Langley Park securities	-	199,600	925,921
Proceeds from sale of ROO Group Inc. securities	-	51,999	1,657,993
Proceeds from sale of Australian marketable securities	-	-	130,505
Net Cash Provided by (Used in) Investing Activities:	(1,611)	251,548	(1,746,357)

Avenue Group, Inc. and Subsidiaries

Consolidated Cash Flows Statements

( A Development Stage Company)

(Unaudited)

(Continued)

			Cumulative
			during
			development
			stage
			January 1, 2003
	For the Six Months Ended June 30,		to
	2008	2007	June 30, 2008
Cash Flow From Financing Activities:
Proceeds of notes receivable	$-	$-	$485,975
Payment of notes payable	-	-	(697,100)
Proceeds / (repayments) from notes payable officer	(66,000)	-	2,100
Proceeds from advances	1,802,121	-	1,802,121
Proceeds from notes payable	250,000	-	250,000
Proceeds from issuance of convertible debt	-	-	1,300,000
Proceeds from stock to be issued	-	-	486,000
Proceeds from issuance of stock options	-	-	100,000
Purchases of treasury stock	-	-	(125,000)
Proceeds received from issuance of common stock, net	-	-	3,501,524
Net Cash Provided by Financing Activities:	1,986,121	-	7,105,620

Effect of foreign currency translation on cash	(4,519)	-	(44,799)

Net increase (decrease) in cash	611,066	(43,876)	(1,526,791)
Cash at beginning of period	9,918	76,187	2,147,775

Cash at end of period	$620,984	$32,311	$620,984

Supplemental cash flow information

Cash paid for interest	$-	$-	$33,535
Cash paid for taxes	$-	$-	$-

Issuance of 48,458,149 shares of common stock for investment in
Langley Park securities	$-	$-	$11,000,000
Additional paid in capital for value of termination of registration agreement	$-	$-	$210,000
Sale of Bickhams Media ( a formerly wholly owned subsidiary)	$-	$-	$588,000
Common Stock issued for accrued expenses	$-	$128,000	$127,800
Receipt of marketable securities - restricted	$500,000	$-	$500,000

See accompanying notes to unaudited consolidated financial statements

AVENUE GROUP INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

Note 1   Company Background and Business Plan

Avenue Group, Inc. (“Avenue” or the “Company”) was incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development. Avenue owns 100% of Avenue Energy Israel LTD (“AEI”) which in turn owns 100% of the Heletz-Kokhav license and 50% of the Iris License in Israel, 2 petroleum exploration licenses in the State of Israel. Our wholly-owned operating subsidiary, Avenue Energy, Inc, owns 100% of Avenue Appalachia, Inc. In 2006, we started Avenue Appalachia, Inc. (“AAI”), a Delaware company. AAI has a 10% General Partner Interest and a 31.8% Limited Partner interest in Avenue Appalachia 2006 LP ("2006 LP"), a partnership formed in 2006. (see Note 4).

Our business activities during 2007 and the six  months ended  June 30, 2008 were principally devoted to our oil and gas operations in Israel and in the West Virginia area of the Appalachian Basin. In 2007 we refocused our efforts seeking lower risk oil and Gas exploration and production opportunities in the US and Israel.

Basis of Presentation

These financial statements are consolidated, unaudited and include, in our opinion, all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation. The financial statements should be read in conjunction with our audited consolidated financial statements and the related notes included in our December 31, 2007 Form 10-KSB. The financial statements are interim financial statements prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q are stated in U.S. dollars. Accordingly, they do not include all the information and disclosures required for annual consolidated financial statements. We have reclassified certain data in the financial statements of the prior periods to conform to the current period presentation.

Note 2  Summary of Significant Accounting Policies

A.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Avenue Group, its wholly-owned subsidiaries Avenue Energy, Inc., Stampville, I.T. Technology Pty. Ltd, and the accounts of 2006 LP (see Note 4). As the losses allocated to the minority stockholders of Stampville exceeded the remaining minority interest, we have allocated the excess to Avenue Group. We eliminate all material inter-company accounts and transactions. We consolidate the accounts of 2006 LP because as the General Partner we control the partnership. This consolidation is required by the standards of Accounting Research Bulletin 51, Consolidated Financial Statements, Statement 94 of the Financial Accounting Standards Board (FASB), Consolidation of All Majority-Owned Subsidiaries, FASB Interpretation 46(R) Consolidation of Variable Interest Entities, Issue 04-05 of the Emerging Issues Task Force of the FASB, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, and FASB Staff Position SOP 78-9-1, Interaction of AICPA Statement of Position (SOP) 78-9 and EITF Issue 04-05.

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

The carrying value of financial instruments including cash and marketable securities, accounts payable and accrued expense, and notes payable, approximates their fair values at June 30, 2008 and December 31, 2007, due to the relatively short-term nature of these instruments.

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

We had no exploratory well cost that had been suspended for one year or more as of June 30, 2008. As of June 30, 2008 we have drilled and completed two wells in West Virginia. As of December 31, 2005 we had drilled one well, the Karakilise No.1 well, in Turkey. We sold that well in 2006.

We provide depletion, depreciation and amortization (DD&A) of capitalized cost of proved oil and gas property on a field-by-field basis using the units-of-production method based upon proved reserves. In computing DD&A we will take into consideration restoration, dismantlement and abandonment cost and the anticipated proceeds from equipment salvage. We account for cost of operating and maintaining of the proved property as part of the cost of oil and gas produced. We capitalize cost of support equipment and facilities and allocate their depreciation and operating costs between exploration, development, and production activities based on equipment function to the extent it is used in the activity. As of June 30, 2008, we had no proved reserves. Until such time as we discover or acquire proved reserves, we follow the guidance in paragraphs 28 and 31 of FASB Statement 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, requiring periodic assessments for impairment of unproved property and exploratory well cost when reserves are not found.

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

In 2007 and 2006 we recorded impairment losses of $412,012 and $30,600 respectively, on our oil and gas property (see Note 4). We had no impairment losses during the quarter ending June 30, 2008.

H.  Revenue Recognition

We recognize oil and gas sales when our purchaser accepts delivery at the transfer point. At that time, title passes to the purchaser, the purchaser assumes the risks and rewards of ownership and we are able to determine the collectibility of the sales.

I.  Foreign Currency Translation

We translate assets and liabilities of our Australian subsidiary at the exchange rate prevailing at June 30, 2008 and Decemer 31, 2007, and related revenue and expense at average exchange rates in effect during the period. We record resulting translation adjustments as a component of accumulated comprehensive income (loss) in stockholders' equity.

J.  Loss Per Common Share

We base net loss per common share (basic and diluted) on the net loss divided by the weighted average number of common shares outstanding during each year. We exclude common stock equivalents in the computation of diluted net loss per common share because the effect would be antidilutive. Had common stock equivalents not been antidilutive, the equivalents we would have added to weighted average shares outstanding in computing the loss per share would have been 58,260,000 and 64,350,000 as of June 30, 2008 and December 31, 2007, respectively.

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

All new accounting pronouncements issued but not yet effective have been deemed to not be applicable, hence the adoption of these new standards is not expected to have a material impact on the consolidated financial statements.

M.  Concentration Of Credit Risk

Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash described below.

During the year ended December 31, 2007, we did not have balances in excess of the $100,000 limit insured by the Federal Deposit Insurance Corporation of $100,000.  As of June 30, 2008, we had a balance of $451,695 in excess of the $100,000 limit insured by the Federal Deposit Insurance Corporation of $100,000.

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

O. Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered a loss from operations, and the Company lacks sufficient liquidity to continue its operations.

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

Note 3  Performance Bond

The Israel Petroleum Commission (“IPC”) required the company to post a plugging bond in the amount of $100,000 to ensure that the open wells on our licenses are properly plugged and abandoned when their useful lives are determined to be concluded. Such bond is an addition to the cost of the Company’s projects. The current bond of $100,000 is set to expire and be released to the company by March 18, 2009. The IPC may require the company to renew the bond prior to expiration if the wells are still open, until such time that the wells are properly plugged and abandoned.

Note 4  Oil and Gas Operations

Turkish Operations

In 2002 we entered into a Farmin and Participation Agreement with Sayer Group Consortium (“Sayer”) and Middle East Petroleum Services Limited, that allowed us to earn up to a 50% working interest in up to 31 exploration licenses and 2 production leases held by the members of the Sayer Group in Turkey.

Since initiating our activity in Turkey in 2002, three exploratory wells were drilled with only one, the Karakilise No. 1, resulting in an initial production rate of approximately 400 BOPD, which after an extended production test, declined to approximately 25 BOPD.

As drilling commitments on the licenses came due, we could elect to participate in the drilling commitments thereby enabling us to maintain our interest in the licenses, or we could elect to not participate in the drilling obligation, thereby losing our interest in the license.

After evaluation of the geophysical and geological data associated with the licenses listed below, Avenue elected not to participate in any attempt to extend its interest in the licenses or drill an initial well on any of the licenses and surrendered its interest.

Gercus

Avenue and Sayer held a 50% interest in the Gercus license. In the quarter ended June 30, 2005 we paid $25,000 to extend the Gercus license to June 30, 2006. As of June 30, 2006, we surrendered our interest to the operator.

North Rubai

Avenue and Sayer held a 50% interest in the North Rubai License. By the terms of the leases, an initial well had to be drilled by May 30, 2006. As of May 30, 2006, we surrendered our interest to the operator.

Killis

Avenue and Sayer held a 50% working interest in the Killis prospect. By the terms of the leases, an initial well had to be drilled by July 2005. As of July, 2006, we surrendered our interest to the operator.

Arpetete

Avenue and Sayer held a 50% working interest in the Arpetete prospect. By the terms of the leases, an initial well had to be drilled by November 30, 2005. As of November 30, 2006, we surrendered our interest to the operator.

Following the expiration of the licenses mentioned above and various revisions to the farmin and participation agreement, Avenue's remaining interest in Turkey was a 10.5% interest in the Karakilise licenses.

Karakilise

Drilled and completed in 2003, the Karakilise No. 1, resulted in an initial production rate of approximately 400 BOPD, which after an extended production test, declined to approximately 25 BOPD. In May 2005, we and the Sayer Group completed a transaction with JKX Oil and Gas, an LSE listed British independent, to drill and complete the Karakilise No. 2 well. By this arrangement, we sold to JKX, 30% of our 15% interest in the Karakilise No. 2 well, or 4.5%, leaving us with a 10.5% interest in this well. In exchange, JKX reimbursed us for 4.5% of the drilling cost to the completion point of this well. The participating percentages of each party became Sayer and affiliates 59.5%, JKX 30% and Avenue 10.5%. As a result of this transaction during the year ended December 31, 2005 we recorded a loss on the sale of our interest in the Karakilise No. 2 well of $721,046 and an impairment of our oil and gas property of $319,757. After extensive testing, Karakilise No. 2 was determined to be non-commercial and was abandoned.

In September 2006, we resolved to conclude and cease our oil exploration activities in southeast Turkey. As a result, Avenue Energy, Inc. and Sayer entered into a termination and indemnification agreement. As part of the terms of the agreement and in satisfaction of all of Avenue's outstanding obligations, Avenue paid $50,000 to Sayer and surrendered all of its interest in the Karakilise Licenses. The termination and indemnification agreement did not affect Avenue's right, pursuant to the terms of a previous farm-out agreement entered into by Sayer and Avenue with JKX Oil and Gas, to receive approximately $380,000 out of JKX's future production revenue from the Karakilise Licenses. As of December 31, 2006 $37,986 was paid by JKX to the Company, leaving a balance of $342,013. As of June 30, 2008 the Company had not collected any additional amounts.

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

Heletz Field Licenses

In September, 2007, the Petroleum Commissioner of Israel (the “IPC”) formally issued to AEI 100% of the Heletz-Kokhav license covering a large part of the Heletz Field. In February, 2008, the Petroleum Commissioner of Israel issued to AEI 50% of the Iris license covering the remaining part of the Heletz Field. Lapidoth-Heletz LP, a Limited Partnership listed on the Tel Aviv stock exchange, was issued the other 50% of the Iris License.

The Heletz-Kokhav license and the Iris license equaling approximately 68,000 acres, are comprised of 3 oil fields -- Heletz, Brur and Kochav -- and is located approximately 55 km south of Tel Aviv and 12 km east of the Mediterranean Sea. Heletz was the first oil field discovered in the eastern Mediterranean and remains the most significant oil field discovered onshore Israel.

The first well (Heletz-1) was drilled to a depth of 4,800 feet (1,515 Meters) and recognized as a producing well on 12 October 1955. Initial production was approximately 400 barrels per day; oil was 29o API. A total of 88 wells have been drilled on the Heletz field to depths ranging from 4,000 to 6,500 feet, of which 59 were producing wells with the other 29 having oil shows. Peak production occurred between 1959-1967 when daily production was between 2,500 and 4,000 barrels of oil per day ("BOPD").

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

On June 12, 2008, oil production was restarted from the Heletz-Kokhav license in the Heletz field. As of June 30 2008, two wells were re-opened for production and producing around 34 bopd ("Barrels of Oil Per Day") in aggregate (17 bopd net to AEI). Four additional wells are currently being prepared for production, and are expected to come on stream shortly.

TomCo Agreement

On January 16, 2008, Avenue entered into a non-binding Letter of Intent (the “LOI”) with TomCo Energy Plc (“TomCo”) pursuant to which TomCo agreed acquire a 50% interest in the Heletz-Kokhav License and a 25% interest in the Iris License (the “Licenses”) which were awarded to AEI by the Israel Petroleum Commission. On April 1, 2008, the Company completed the agreement.

Upon execution of the LOI, TomCo paid the Company a non refundable security deposit in the amount of $75,000. This security deposit is to be credited towards other amounts to which TomCo is obligated under the terms of the LOI.

The closing of the transaction contemplated by the agreement is subject to the satisfaction of certain conditions, including without limitation, obtaining any necessary consents or approvals from the IPC and/or any other Israeli governmental authority, and the payment of the security deposit by TomCo to the Company.

Upon closing, TomCo earns a 50% net working interest (after deduction of certain expenses and royalties), by assuming 100% of the costs associated with implementing the 3 year work program up to $4 million. In addition, TomCo paid the Company a transaction fee of $1million in cash and $500,000 of restricted shares of TomCo. The agreement also sets forth certain payments to be made by TomCo which are contingent upon the successful conversion by the Company of the License into a production lease and recoverable reserves being certified at 10 million barrels or more as verified by an independent geologist. As of June 30, 2008 TomCo had advanced the Company a total of $1,802,121 of cash (including the $75,000 security deposit) and $500,000 of common stock (equivalent to 12,618,615 common stocks). As of June 30, 2008, the Company recorded a valuation allowance of $51,811 associated with the TomCo stock received.

On March 17, 2008, the Company borrowed $250,000 from TomCo. The loan is payable upon demand and accrued interest at a rate of 2% per annum. The loan is also offset against TomCo’s commitment as part of the agreement.

Asset Retirement Obligation

We record an asset retirement obligation in accordance with FAS 143. We measure the liability to plug our oil and gas wells at the end of their economic lives and to restore the land in compliance with all applicable regulations at its fair value at the balance sheet date. We consult with specialists operating our oil and gas property and other professionals in the industry to determine estimated cost in current dollars for the asset retirement obligation. We record accretion expense as the change in present value of discounted cash flow needed to satisfy our future asset retirement obligation. We review our fair value estimates annually and record results of the change in the estimates of the fair value as a change in the capitalized cost of the asset and as a change in the asset retirement obligation. We revise our annual accretion expense schedule accordingly. We use US Department of Labor annual Producer Price Index for the oil and gas machinery and equipment to calculate future cash flow for our asset retirement obligation. We use our cost of capital to calculate the present value of the future cash flow. Below is a schedule of the changes in the obligation over the six  months ended June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
Beginning asset retirement obligation	$12,746	$12,256
Additions related to new property	-
Liabilities settled
Accretion		490
Ending asset retirement obligation	$12,746	$12,746

Note 5  Equipment

Equipment at June 30, 2008 and 2007 included:

	June 30, 2008	December 31, 2007
Office and computer equipment	$23,429	$21,818
Less: accumulated depreciation	(22,127)	(21,395)
Equipment, net	$1,302	$423

Depreciation expense for the six months ended June 30, 2008, and 2007, was $732.

Note 6  Advances

Upon execution of the Letter of Intent (“LOI”), TomCo paid the Company a non-refundable security deposit in the amount of $75,000. This security deposit is to be credited towards other amounts to which TomCo is obligated under the terms of the LOI.

The closing of the transaction contemplated by the agreement is subject to the satisfaction of certain conditions, including without limitation, obtaining any necessary consents or approvals from the IPC and/or any other Israeli governmental authority, and the payment of the security deposit by TomCo to the Company.

Upon closing, TomCo earns a 50% net working interest (after deduction of certain expenses and royalties), by assuming 100% of the costs associated with implementing the 3 year work program up to $4 million. In addition, TomCo paid the Company a transaction fee of $1 million in cash and $500,000 of restricted shares of TomCo. The agreement also sets forth certain payments to be made by TomCo which are contingent upon the successful conversion by the Company of the License into a production lease and recoverable reserves being certified at 10 million barrels or more as verified by an independent geologist. As of June 30, 2008 TomCo had advanced the Company a total of $1,802,121 of cash (including the $75,000 security deposit) and $500,000 of common stock (equivalent to 12,618,615 common stocks). As of June 30, 2008, the Company recorded a valuation allowance of $51,811 associated with the TomCo stock received.

Note 7  Notes And Loans Payable - Related Party

On August 1, 2000, we borrowed $150,000 from Instanz Nominees Pty. Ltd. ("Instanz"), a related party at that time. The loan bears interest at the rate of ten percent (10%) per annum. In November 2002, we repaid $100,000 of this note from the proceeds of a private placement, leaving a balance payable of principal and interest of $153,239 and $137,244 at June 30, 2008 and December 31, 2007, respectively. Upon mutual agreement of the parties, we will repay this loan and accrued interest payable, only after we have received additional financing and at that time upon the mutual agreement of Instanz and the Company.

Note 8   Notes Payable Officer

An Officer of the Company loaned the Company a total of $66,100. The loan is payable upon demand and accrues interest at a rate of 10% per annum. In May 2008 the officer was repaid a total of $64,000. Accrued interest at June 30, 2008 was $3,644.

Note 9 Notes Payable

On March 17, 2008, the Company borrowed $250,000 from TomCo. The loan is payable upon demand and accrued interest at a rate if 2% per annum. Accrued interest at June 30, 2008 amounted to $1,507.

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

In April 2005 we extended for three years to April 30, 2008, the expiration date of the option granted to Fawdon Investments, Ltd. to purchase 50,000,000 shares of common stock at a $0.04 exercise price. We accounted for the extension as the issuance of a new option to a non-employee in accordance with the provisions of Statement 123 and the consensus of the Emerging Issues Task Force of the FASB in Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services. That accounting resulted in a charge to operations of $2,500,000 in connection with this extension. The options expired April 30, 2008.

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

As of June 30, 2008, the total future compensation expense related to non-vested options not yet recognized in the consolidated statement of operations is $0.

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

Under SFAS 123R, the company remeasures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. As of June 30, 2008, a total of 400,000 options with a weighted average exercise price of $0.02 and a weighted remaining life of 5 years are outstanding.

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

On March 23, 2008, the Company and Ledger Holdings Pty Ltd., executed a directorship and consulting agreement, effective April 1, 2008 pursuant to which Levi Mochkin will continue to serve as the Chairman of the Company’s board of directors and its Chief Executive Officer. As compensation for his service as chairman of the Company’s board of directors, the Ledger Agreement provides that Levi Mochkin will be paid $5,000 per month.  In addition, an option to purchase 120,000 shares of the Company’s common stock at an exercise price of $0.005 per share will be granted to Ledger.  The option will vest in monthly tranches of 10,000 shares, commencing April 1, 2008, and each 10,000 share tranche will expire on the fifth anniversary of its vesting. Compensation expense for these options were valued using the Black-Scholes method and was calculated to be $545 and is included in the Statement of Operations for six months ended June 30, 2008.

Pursuant to the Ledger Agreement, Levi Mochkin will also serve as the Company’s Chief Executive Officer for a two year term, commencing April 1, 2008.  As compensation for his service he will receive $25,000 per month.  In addition, 2,400,000 shares of the Company’s common stock and 12,500,000 of the Company’s newly designated Series A Preferred Stock will be issued to Ledger valued at $55,200 and $575,000, respectively and included in the Statement of Operations for six months ended June 30, 2008.

On January 15th 2008, the Company entered into a Directorship and Consulting Agreement (the "DFI Agreement") with Development for Israel, LLC, a New York limited liability company ("DFI"), pursuant to which DFI agreed to continue to make available to the Company the services of DFI's founder, Mr. Uri Bar-Ner, to serve as one of our directors. As compensation for the services of Mr. Bar-Ner as a director, DFI receives $5,000 per month, payable quarterly in advance.

On March 23, 2008, the Company and Ledger Holdings Pty Ltd., executed a directorship and consulting agreement, effective April 1, 2008 the Company and MEM Energy Partners, LLC, a limited liability company formed under the laws of Delaware (“MEM”), executed a directorship and consulting agreement (the “MEM Agreement”), pursuant to which Mendel Mochkin, the managing director and registered owner of all of the equity interests in MEM, was appointed to serve as a member of the Company’s board of directors and will act as an oil and gas and general business consultant to the Company. Mendel Mochkin has served as the Company’s vice-president since June 2005.

Pursuant to the terms of the agreement, the company shall compensate MEM for Mendel Mochkin’s services as a Director at a rate of $2,500 per month and an option to purchase 120,000 shares of the Company’s common stock at an exercise price of $0.005 per share will be granted to MEM.  The option will vest in monthly tranches of 10,000 shares, effective April 1, 2008, and each 10,000 share tranche will expire on the fifth anniversary of its vesting. Compensation expense for these options were valued using the Black-Scholes method and was calculated to be $545 and is included in the Statement of Operations for six months ended June 30, 2008.

Pursuant to the agreement Mendel Mochkin will also serve as an oil and gas and general business consultant to the Company for a term of one year, effective April 1, 2008.  As compensation, MEM will be paid $8,000 per month, a signing bonus of 2,400,000 shares of the Company’s common stock and 12,500,000 of the Company’s newly designated Series A Preferred Stock will be issued to MEM valued at $55,200 and $575,000, respectively. In addition options to purchase 2,400,000 shares of the Company’s common stock at an exercise price of $0.005 per share, will be granted to MEM and included in the Statement of Operations for six months ended June 30, 2008.  The option will vest in monthly tranches of 200,000 shares, commencing March 23, 2008, and each 200,000 share tranche will expire on the fifth anniversary of its vesting.  Compensation expense for these options were valued using the Black-Scholes method and was calculated to be $10,905 and is included in the Statement of Operations for six months ended June 30, 2008.

Note 12 Segments

For the Six Months ended June 30, 2008 and 2007, we operated only in the oil and gas business. As such we have only one segment and all of our operations as shown in the consolidated financial statements relate to that business.

ITEM 2.

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words.  Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Quarterly Report on Form 10-Q. Important  factors  currently  known  to Management  could  cause  actual  results  to differ  materially  from  those in forward-looking  statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.  Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

Overview

We were incorporated in Delaware on February 2, 1999 under the name I.T. Technology Inc. In January 2003, we changed our corporate name to Avenue Group, Inc. We are engaged in oil and gas exploration and development. We own 100% of Avenue Energy Israel LTD (“AEI”) which in turn owns 100% of the Heletz-Kokhav license and 50% of the Iris License in Israel, two petroleum exploration licenses in the State of Israel. Our wholly-owned operating subsidiary, Avenue Energy, Inc, owns 100% of Avenue Appalachia, Inc., a Delaware company, which has a 10% General Partner interest and a 31.8% Limited Partner interest in Avenue Appalachia 2006 LP, a partnership formed in 2006.

Our strategy is to acquire and develop a portfolio of oil and gas assets. This includes the generation and acquisition of low risk drilling opportunities in the US and to acquire entry-level high impact oil and gas reserves abroad.

During the six months ended June 30, 2008, our activities were principally devoted to our oil and gas operations in Israel and to the pursuit to acquire oil and gas exploration and production property in the US and abroad.

In September 2007 the Petroleum Commissioner of Israel formally issued to AEI 100% of the Heletz-Kokhav license covering a large part of the Heletz Field. In February 2008, the Petroleum Commissioner of Israel issued to AEI 50% of the Iris license covering the remaining part of the Heletz Field. Lapidoth-Heletz LP, a limited partnership listed on the Tel Aviv stock exchange, was issued the other 50% of the Iris License. According to the terms of the licenses, we agreed to a work program over the next three years that will consist of field studies, well workovers, shooting seismic and the drilling of a new well. If we fail in implementing the work program, it may cause us to lose our interest in the licenses. We may request the conversion of the license to a 30 year production lease in the event of a substantial increase in daily production that occurs as a result of the work program. We estimate the work program expenditures at approximately $4,500,000.

On April 3, 2008, we completed an agreement with TomCo Energy Plc (“TomCo”) pursuant to which TomCo earned a 50% net working interest (after deduction of certain expenses and royalties) in the Heletz-Kokhav license, by assuming 100% of the costs associated with implementing the three year work program up to $4.0 million. In addition, at closing TomCo paid us $1 million and an additional equivalent of $500,000 in TomCo restricted shares. The agreement also sets forth certain payments to be made by TomCo which are contingent upon our successful conversion of the Heletz-Kokhav license into a production lease and recoverable reserves being certified at 10 million barrels or more as verified by an independent geologist. As of June 30, 2008, TomCo had advanced us a total of $1.8 million of cash (included $75,000 as a security deposit) and $500,000 of common stock (equivalent to 12,618,615 shares).  As of June 30, 2008, we recorded a valuation allowance of $51,811 associated with the TomCo stock received.

On June 12, 2008, oil production was restarted from the Heletz-Kokhav license in the Heletz field. As of June 30 2008, two wells were re-opened for production and producing around 34 bopd ("Barrels of Oil Per Day") in aggregate (17 bopd net to AEI). Four additional wells are currently being prepared for production, and are expected to come on stream shortly.

We continue to focus our activities on re-developing the Heletz field. This includes restarting the six wells that were shut in by Lapidoth as of May 2007, reviewing plugged wells that are candidates for workovers and collecting and reviewing field and production data for additional upside opportunities.

Results of Operations

For the three months and six months ended June 30, 2008 compared to three months and six months ended June 30, 2007.

During the six months ended June 30, 2008, our activity was principally devoted to oil and gas activities in the State of Israel arising out of the granting of the Heletz Field license by the Israel Petroleum Commission.

We generated $1,755 in net revenues for the three months ended June 30, 2008, versus $13,064 in net revenues for the three months ended June 30, 2007. We generated $5,477 in net revenues for the six months ended June 30, 2008, versus $28,002 in net revenues for the six months ended June 30, 2007.The decrease in revenue is primarily due a reduction of production by JKX Oil & Gas PLC from the Karakilise lease.

Net losses for the three and six months ended June 30, 2008 were $1,973,025 and $2,335,951 compared to net losses of $201,165 and $377,497 for the three and six months ended June 30, 2007, respectively. Total operating expenses for the three and six months ended June 30, 2008, decreased by $1,775,474 and $1,966,386, respectively. This increase is predominantly a result of an increase in consulting fees.

Liquidity and Capital Resources

We have generated losses from inception and anticipate that we will continue to incur significant losses until, at the earliest, we can generate sufficient revenue to offset the substantial up-front capital expenditures and operating cost associated with establishing, attracting and retaining a significant business base. As of June 30, 2008, we had net losses of $2,355,951 and negative cash flows from operations of $1,368,925 and $295,424 for the six months ended June 30, 2008 and 2007, respectively. We had accumulated deficits of $36,597,073 and $34,241,122 as of June 30, 2008 and December 31, 2007, respectively. We cannot offer any assurance that we will be able to generate significant revenue or achieve profitable operations.

The capital requirements relating to implementation of our business plan will be significant. As of June 30, 2008, we had cash of $620,984 and a working capital deficit of $2,144,350 as compared to $9,918 in cash and working capital of $555,397 as of December 31, 2007.

Our cash and cash equivalents increased by $611,066 from $9,918 as of December 31, 2007 to $620,984 as of June 30, 2008. The increase in cash and cash equivalents was a result of loan from TomCo amounting to $250,000 and a cash advance from TomCo for $1.8 million.

During the next twelve months, our business plan contemplates that we further develop our oil and gas activities. To date we have been dependent on the proceeds of private placements of our debt and equity securities and other financings in order to implement our operations.

We plan to rely on the proceeds from farm-outs, new debt or equity financing to finance our ongoing operations. We anticipate requiring significant additional capital in order to fund our anticipated oil and gas related activities in the State of Israel and in Appalachia, the acquisition and exploration of oil and gas leases and licenses located elsewhere and to fund corporate overhead expenditures. We intend to continue to seek additional capital in order to meet our cash flow and working capital requirements. We anticipate that we will need an additional $900,000 to fund our anticipated operations for the next 12 months, depending on revenues from operations.  We do not have any contracts or commitments for financing at this time. There is no assurance that we will be successful in achieving any such financing or raise sufficient capital to fund our operations and further development. There can be no assurance that any such financing will be available to us on commercially reasonable terms, if at all. If we are not successful in sourcing significant additional capital in the near future, we will be required to significantly curtail or cease ongoing operations and consider alternatives that would have a material adverse affect on our business, results of operations and financial condition. In such event we may need to relinquish most, if not all of our ongoing oil and gas rights and licenses.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Investment in Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition and exploration of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproven properties, geological expenditures and direct internal costs are capitalized into the full cost pool. We had two countries with proved reserves. For our proved oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproven properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproven properties is determined uneconomical, the amounts of such properties are added to the capitalized cost to be amortized. The capitalized costs included in the full cost pool are subject to a ceiling test.

Asset Retirement Obligations

We recognize a liability for future retirement obligations associated with our oil and gas properties. The estimated fair value of the asset retirement obligation is based on the current estimated cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until we settle the obligation. The costs are estimated by management based on its knowledge of industry practices, current laws and past experiences. The costs could increase significantly from management’s current estimate.

 Stock-Based Compensation

We record compensation expense in the consolidated financial statements for stock options granted to employees, consultants and directors using the fair value method. Fair values are determined using the Black Scholes option pricing model, which is sensitive to the estimate of the Company’s stock price volatility and the options expected life. Compensation costs are recognized over the vesting period.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”   (SFAS   161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.   SFAS   161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to   SFAS   161 must provide more robust qualitative disclosures and expanded quantitative disclosures.   SFAS   161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement. The adoption of this statement is not expected to have a material effect on our financial statements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is not accumulated nor communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)

We did not have sufficient personnel in our accounting and financial reporting functions.  Currently, our Chief Executive Officer also serves as our Chief Financial Officer. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis; and

b)

We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of US GAAP commensurate with our complexity and our financial accounting and reporting requirements. This control deficiency is pervasive in nature, results in a reasonable possibility that material misstatements of the consolidated financial statements including disclosures will not be prevented or detected on a timely basis as a result.

We are committed to improving our financial organization. As part of this commitment, we will create a segregation of duties consistent with control objectives and will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of fiscal 2010 to resolve non-routine or complex accounting matters. In addition, when funds are available to us, which we expect to occur by the end of fiscal 2010, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel, which management estimates will cost approximately $100,000 per annum. The Company currently engages an outside accountant to provide preparation and review of the financial statements and will continue to engage consultants in the future as necessary in order to ensure proper treatment.

Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the following material weaknesses: (A) lack of sufficient personnel in our accounting and financial reporting functions to achieve adequate segregation of duties; and (B) insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of US GAAP commensurate with our complexity and our financial accounting and reporting requirements.

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our accounting staff consists of a contract accountant, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turn over issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 1A.

RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 18, 2008

AVENUE GROUP, INC.

By:	/s/ Levi Mochkin
Levi Mochkin
President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)