Form 10-Q
period 2008-09-30
AVENUE GROUP INC
filed 2008-11-19
CIK 1100006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filed,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No

The number of shares of registrant’s common stock outstanding, as of November 17, 2008 was 256,990,986.

AVENUE GROUP, INC.

PART I– FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Avenue Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(A Development Stage Company)

	September 30,	December 31,
	2008	2007 (1)
	(Un-Audited)
ASSETS:
CURRENT ASSETS:
Cash	$141,551	$9,918
Performance bond	100,000	-
Other current assets	56,887	26,520

TOTAL CURRENT ASSETS	298,438	36,438

Marketable securities - restricted, net of valuation allowance of $289,004	210,996	-

OIL AND GAS PROPERTY (Successful efforts method), at cost
Unproved undeveloped oil and gas property	12,820	12,820

EQUIPMENT, net of depreciation	32,980	423

TOTAL ASSETS	$555,234	$49,681

LIABILITIES AND STOCKHOLDERS' DECICIT:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$649,005	$470,835
Advances	2,302,121	-
Notes payable - Officer	-	68,100
Note payable - related party	52,900	52,900
Note payable	250,000	-

TOTAL CURRENT LIABILITIES	3,254,026	591,835

ASSET RETIREMENT OBLIGATION	12,746	12,746

MINORITY INTEREST	375,000	375,000

STOCKHOLDERS' DECICIT:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued, and outstanding	-	-
Preferred stock Series A, $.001 par value, 25,000,000 shares authorized, issued, and outstanding	25,000	-
Common stock, $.0002 par value, 500,000,000 shares authorized, 256,990,986 and 252,190,986 issued and outstanding, respectively	51,398	50,438
Additional Paid - In Capital	34,536,633	33,254,831
Accumulated other comprehensive (loss) income	(301,397)	5,953
Deficit accumulated prior to development stage	(7,934,508)	(7,934,508)
Deficit accumulated during the development stage	(29,463,664)	(26,306,614)

TOTAL STOCKHOLDERS' DEFICIT	(3,086,538)	(929,900)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$555,234	$49,681

(1) Derived from Audited Financial Statements

See accompanying notes to unaudited consolidated financial statements

Avenue Group, Inc. and Subsidiaries
Consolidated Operations Statements
(A Development Stage Company)
(Unaudited)

					Cumulative
					during
					development
					stage
					January 1, 2003
					to
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		September 30, 2008
	2008	2007	2008	2007

Revenue:
Oil and Gas sales	$655	$12,753	$6,132	$40,755	$339,197
E-commerce sales	-	-	-	-	60,072
	655	12,753	6,132	40,755	399,269

Expense:
Cost of e-commerce sales	-	-	-	-	16,348
Oil lease operating expense	495,990	38,836	686,653	53,809	951,071
Impairment loss, developed oil property	-	-	-	-	5,320,360
Impairment loss, undeveloped oil property	-	-	-	-	267,018
Expired oil leases	-	-	-	-	175,198
Loss on sale of oil lease	-	-	-	-	721,046
Sales, general and administrative	300,750	195,593	2,459,782	563,929	13,111,437

Total operating expenses	796,740	234,429	3,146,435	617,738	20,562,478

(Loss) from operations	(796,085)	(221,676)	(3,140,303)	(576,983)	(20,163,209)

Other income (expense):
Gain on settlement of oil lease	-	-	-	-	166,996
(Loss) / Gain on sale of marketable securities	-	(227,157)	-	(242,053)	1,144,454
Loss on change in market value of Langley Park escrow contingency	-	-	-	-	(122,647)
Interest income	-	15,521	-	16,683	30,002
Interest expense	(5,014)	(18,961)	(16,747)	(27,417)	(1,422,241)
Other income	-	-	-	-	53,516
Impairment loss on Langley Park	-	-	-	-	(10,003,318)
Total other income (expense)	(5,014)	(230,597)	(16,747)	(252,787)	(10,153,238)

Net (loss) from continuing operations	$(801,099)	$(452,273)	$(3,157,050)	$(829,770)	$(30,316,447)

Gain on sale of discontinued operations	-	-	-	-	724,874
Income from discontinued operations	-	-	-	-	127,909
Total income from discontinued operations	-	-	-	-	852,783

Net loss	$(801,099)	$(452,273)	$(3,157,050)	$(829,770)	$(29,463,664)

Basic and Diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	256,990,986	252,190,986	255,390,986	249,451,280

See accompanying notes to unaudited consolidated financial statements

 Avenue Group, Inc. and Subsidiaries
Consolidated Comprehensive Income (Loss) Statements
(A Development Stage Company)
 (Unaudited)

					Cumulative
					development
					stage
					January 1, 2003
					to
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		September 30, 2008
	2008	2007	2008	2007

Net (Loss)	$(801,099)	$(452,273)	$(3,157,050)	$(829,770)	$(29,463,664)
Other comprehensive income (loss), net of tax related effects:
Unrealized gain (loss) on:
marketable securities	(237,193)	-	(289,004)	-	2,132,707
foreign currency translation	(7,874)	-	(12,393)	-	(130,502)
Other comprehensive gain (loss)	(245,067)	-	(301,397)	-	2,002,205

Comprehensive Income (loss)	$(1,046,166)	$(452,273)	$(3,458,447)	$(829,770)	$(27,461,459)

See accompanying notes to unaudited consolidated financial statements

Avenue Group, Inc. and Subsidiaries
Consolidated Cash Flows Statements
(A Development Stage Company)
(Unaudited)

			Cumulative
			during
			development
			stage
			January 1, 2003
	For the Nine Months Ended September 30,		to
	2008	2007	September 30, 2008
Cash Flow From Operating Activities:
Net income (loss)	$(3,157,050)	$(829,770)	$(29,463,664)
Income from discontinued operations	-	-	(127,909)
Gain on sale of discontinued operations	-	-	(724,874)
(Loss) income from continuing operations	(3,157,050)	(829,770)	(30,316,447)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and depletion	2,039	1,098	49,742
Impairment loss on investment in Langley Park securities	-	-	10,003,318
Impairment loss on marketable securities - restricted	-	(14,394)	(30,367)
Impairment loss on developed oil property	-	35,444	5,587,378
Increase in accretion of oil asset retirement obligation	-	490	59,740
Gain on settlement of oil leases	-	(3,620)	(166,996)
Expired oil leases	-	-	175,198
Loss on sale of oil lease	-	8,108	721,046
Gain on sale of Langley stock	-	10,955	122,647
Gain on sale of Australian securities	-	-	(38,885)
Loss (Gain) on sale of Langley Park securities	-	-	(37,826)
Loss on sale of ROO Group securities	-	245,051	(1,067,743)
Decrease in unrealized loss on investments	-	-	42,566
Interest related to convertible debentures	-	-	1,300,000
Share-based compensation	1,307,762	52,000	5,291,262
Amortization of deferred compensation	-	-	152,100
Changes in operating assets and liabilities:
(Increase) in performance bond	(100,000)	-	(100,000)
Decrease in accounts receivable	-	-	61,920
(Increase) in prepaid expenses	-	(23,953)	(4,906)
(Increase) decrease in other current assets	-	-	(20,413)
(Increase) in other assets	(30,367)	-	4,225
Increase in accounts payable and accrued expenses	172,217	122,386	873,773
Net assets of discontinued operations	-	-	(28,659)
Net Cash (Used in) Operating Activities:	(1,805,399)	(396,205)	(7,367,327)

Cash Flow From Investing Activities:
Investment in oil and gas property	-	(21)	(4,551,878)
Investment in Roo Group, Inc.	-	-	(208,500)
Proceeds from investor in joint venture	-	-	375,000
Purchases of fixed assets	(34,596)	-	(69,689)
Settlement on oil leases	-	-	(50,000)
Proceeds from sale of marketable securities	-	-	11,306
Proceeds from sale of Langley Park securities	-	199,600	925,921
Proceeds from sale of ROO Group Inc. securities	-	148,703	1,657,993
Proceeds from sale of Australian marketable securities	-	-	130,505
Net Cash (Used in) Provided by Investing Activities:	(34,596)	348,282	(1,779,342)

Cash Flow From Financing Activities:
Proceeds of notes receivable	-	-	554,075
Payment of notes payable	-	-	(697,100)
Repayments of notes payable officer	(68,100)	-	(68,100)
Proceeds from advances	1,802,121		1,802,121
Proceeds from notes payable	250,000		250,000
Proceeds from issuance of convertible debt	-	-	1,300,000
Proceeds from stock to be issued	-	-	486,000
Proceeds from issuance of stock options	-	-	100,000
Purchases of treasury stock	-	-	(125,000)
Proceeds received from issuance of common stock, net	-	-	3,501,524
Net Cash Provided by Financing Activities:	1,984,021	-	7,103,520

Effect of foreign currency translation on cash	(12,393)	-	36,925

Net increase (decrease) in cash	131,633	(47,923)	(2,006,224)

		Cumulative
		during
		development
		stage
		January 1, 2003
For the Nine Months Ended September 30,		to
2008	2007	September 30, 2008
Cash at beginning of period	9,918	76,187	2,147,775

Cash at end of period	$141,551	$28,264	$141,551

Supplemental cash flow information

Cash paid for interest	$-	$-	$33,535
Cash paid for taxes	$-	$-	$-

Issuance of 48,458,149 shares of common stock for investment in Langley Park securities	$-	$-	$11,000,000
Additional paid in capital for value of termination of registration agreement	$-	$-	$210,000
Sale of Bickhams Media ( a formerly wholly owned subsidiary)	$-	$-	$588,000
Common Stock issued for accrued expenses	$-	$128,000	$127,800
Receipt of Tomco stock	$500,000	$-	$500,000

See accompanying notes to unaudited consolidated financial statements

AVENUE GROUP INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

Our business activities during 2007 and the nine  months ended September 30, 2008 were principally devoted to our oil and gas operations in Israel and in the West Virginia area of the Appalachian Basin. In 2007 we refocused our efforts seeking lower risk oil and gas exploration and production opportunities in the US and Israel.

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

The carrying value of financial instruments including cash and marketable securities, accounts payable and accrued expense, advances, and notes payable, approximates their fair values at September 30, 2008 and December 31, 2007, due to the relatively short-term nature of these instruments.

AVENUE GROUP INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 2 Summary of Significant Accounting Policies (continued)

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

We had no exploratory well cost that had been suspended for one year or more as of September 30, 2008. As of September 30, 2008 we have drilled and completed two wells in West Virginia.

We provide depletion, depreciation and amortization (DD&A) of capitalized cost of proved oil and gas property on a field-by-field basis using the units-of-production method based upon proved reserves. In computing DD&A we will take into consideration restoration, dismantlement and abandonment cost and the anticipated proceeds from equipment salvage. We account for cost of operating and maintaining of the proved property as part of the cost of oil and gas produced. We capitalize cost of support equipment and facilities and allocate their depreciation and operating costs between exploration, development, and production activities based on equipment function to the extent it is used in the activity. As of September 30, 2008, we had no proved reserves. Until such time as we discover or acquire proved reserves, we follow the guidance in paragraphs 28 and 31 of FASB Statement 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, requiring periodic assessments for impairment of unproved property and exploratory well cost when reserves are not found.

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
September 30, 2008
(Unaudited)

Note 2 Summary of Significant Accounting Policies (continued)

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

In 2007 and 2006 we recorded impairment losses of $412,012 and $30,600 respectively, on our oil and gas property (see Note 4). We had no impairment losses during the quarter ending September 30, 2008.

H.  Revenue Recognition

We recognize oil and gas sales when our purchaser accepts delivery at the transfer point. At that time, title passes to the purchaser, the purchaser assumes the risks and rewards of ownership and we are able to determine the collectability of the sales.

I.  Foreign Currency Translation

We translate assets and liabilities of our Australian subsidiary at the exchange rate prevailing at September 30, 2008 and December 31, 2007, and related revenue and expense at average exchange rates in effect during the period. We record resulting translation adjustments as a component of accumulated comprehensive income (loss) in stockholders' equity.

J.  Loss Per Common Share

We base net loss per common share (basic and diluted) on the net loss divided by the weighted average number of common shares outstanding during each year. We exclude common stock equivalents in the computation of diluted net loss per common share because the effect would be antidilutive. Had common stock equivalents not been antidilutive, the equivalents we would have added to weighted average shares outstanding in computing the loss per share would have been 8,920,000 and 64,350,000 as of September 30, 2008 and December 31, 2007, respectively.

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
September 30, 2008
(Unaudited)

Note 2 Summary of Significant Accounting Policies (continued)

All new accounting pronouncements issued but not yet effective have been deemed to not be applicable, hence the adoption of these new standards is not expected to have a material impact on the consolidated financial statements.

M.  Concentration Of Credit Risk

Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash described below.

During the year ended December 31, 2007, we did not have balances in excess of the $100,000 limit insured by the Federal Deposit Insurance Corporation of $100,000.  As of September 30, 2008, we had a balance of $0 in excess of the $100,000 limit insured by the Federal Deposit Insurance Corporation of $100,000.

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
September 30, 2008
(Unaudited)

Note 4 Oil and Gas Operations (continued)

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

In September 2006, we resolved to conclude and cease our oil exploration activities in southeast Turkey. As a result, Avenue Energy, Inc. and Sayer entered into a termination and indemnification agreement. As part of the terms of the agreement and in satisfaction of all of Avenue's outstanding obligations, Avenue paid $50,000 to Sayer and surrendered all of its interest in the Karakilise Licenses. The termination and indemnification agreement did not affect Avenue's right, pursuant to the terms of a previous farm-out agreement entered into by Sayer and Avenue with JKX Oil and Gas, to receive approximately $380,000 out of JKX's future production revenue from the Karakilise Licenses. As of December 31, 2006 $37,986 was paid by JKX to the Company, leaving a balance of $342,013. As of September 30, 2008 the Company had not collected any additional amounts.

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

The Heletz-Kokhav license and the Iris license equaling approximately 68,000 acres, are comprised of 3 oil fields — Heletz, Brur and

Kochav — and is located approximately 55 km south of Tel Aviv and 12 km east of the Mediterranean Sea. Heletz was the first oil field discovered in the eastern Mediterranean and remains the most significant oil field discovered onshore Israel.

AVENUE GROUP INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 4 Oil and Gas Operations (continued)

The first well (Heletz-1) was drilled to a depth of 4,800 feet (1,515 Meters) and recognized as a producing well on October 12, 1955. Initial production was approximately 400 barrels per day; oil was 29o API. A total of 88 wells have been drilled on the Heletz field to depths ranging from 4,000 to 6,500 feet, of which 59 were producing wells with the other 29 having oil shows. Peak production occurred between 1959-1967 when daily production was between 2,500 and 4,000 barrels of oil per day ("BOPD").

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

On June 12, 2008, oil production was restarted from the Heletz-Kokhav license in the Heletz field. As of September 30 2008, two wells were re-opened for production and producing around 34 bopd ("Barrels of Oil Per Day") in aggregate (17 bopd net to AEI). Four additional wells are currently being prepared for production, and are expected to come on stream shortly.

TomCo Agreement
On January 16, 2008, Avenue entered into a non-binding Letter of Intent (the “LOI”) with TomCo Energy Plc (“TomCo”) pursuant to which TomCo agreed to acquire a 50% interest in the Heletz-Kokhav License and a 25% interest in the Iris License (the “Licenses”) which were awarded to AEI by the Israel Petroleum Commission. On April 1, 2008, the Company completed the agreement.

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

Upon closing, TomCo earns a 50% net working interest (after deduction of certain expenses and royalties), by assuming 100% of the costs associated with implementing the 3 year work program up to $4 million. In addition, TomCo paid the Company a transaction fee of $1million in cash and $500,000 of restricted shares of TomCo. The agreement also sets forth certain payments to be made by TomCo which are contingent upon the successful conversion by the Company of the License into a production lease and recoverable reserves being certified at 10 million barrels or more as verified by an independent geologist. As of September 30, 2008 TomCo had advanced the Company a total of $1,802,121 of cash (including the $75,000 security deposit) and $500,000 of common stock (equivalent to 12,618,615 common stocks). As of September 30, 2008, the Company recorded a valuation allowance of $289,004 associated with the TomCo stock received.

On March 17, 2008, the Company borrowed $250,000 from TomCo. The loan is payable upon demand and accrued interest at a rate of 2% per annum. The loan is also offset against TomCo’s commitment as part of the agreement.

Asset Retirement Obligation
We record an asset retirement obligation in accordance with FAS 143. We measure the liability to plug our oil and gas wells at the end of their economic lives and to restore the land in compliance with all applicable regulations at its fair value at the balance sheet date. We consult with specialists operating our oil and gas property and other professionals in the industry to determine estimated cost in current dollars for the asset retirement obligation. We record accretion expense as the change in present value of discounted cash flow needed to satisfy our future asset retirement obligation. We review our fair value estimates annually and record results of the change in the estimates of the fair value as a change in the capitalized cost of the asset and as a change in the asset retirement obligation. We revise our annual accretion expense schedule accordingly. We use US Department of Labor annual Producer Price Index for the oil and gas machinery and equipment to calculate future cash flow for our asset retirement obligation. We use our cost of capital to calculate the present value of the future cash flow. Below is a schedule of the changes in the obligation over the nine months ended September 30, 2008 and the year ended December 31, 2007.

	September 30, 2008	December 31, 2007
Beginning asset retirement obligation	$12,746	$12,256
Additions related to new property	-
Liabilities settled
Accretion		490
Ending asset retirement obligation	$12,746	$12,746

AVENUE GROUP INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 5  Equipment

Equipment at September 30, 2008 and December 31, 2007 included:

	September 30, 2008	December 31, 2007
Office and computer equipment	$56,414	$21,818
Less: accumulated depreciation	(23,434)	(21,395)
Equipment, net	$32,980	$423

Depreciation expense for the nine months ended September 30, 2008, and 2007, was $2,039 and $1,098, respectively.

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

Upon closing, TomCo earns a 50% net working interest (after deduction of certain expenses and royalties), by assuming 100% of the costs associated with implementing the 3 year work program up to $4 million. In addition, TomCo paid the Company a transaction fee of $1 million in cash and $500,000 of restricted shares of TomCo. The agreement also sets forth certain payments to be made by TomCo which are contingent upon the successful conversion by the Company of the License into a production lease and recoverable reserves being certified at 10 million barrels or more as verified by an independent geologist. As of September 30, 2008 TomCo had advanced the Company a total of $1,802,121 of cash (including the $75,000 security deposit) and $500,000 of common stock (equivalent to 12,618,615 common stocks). As of September 30, 2008, the Company recorded a valuation allowance of $289,004 associated with the TomCo stock received.

Note 7  Notes And Loans Payable - Related Party

On August 1, 2000, we borrowed $150,000 from Instanz Nominees Pty. Ltd. ("Instanz"), a related party at that time. The loan bears interest at the rate of ten percent (10%) per annum. In November 2002, we repaid $100,000 of this note from the proceeds of a private placement, leaving a balance payable of principal and interest of $156,918 and $137,244 at September 30, 2008 and December 31, 2007, respectively. Upon mutual agreement of the parties, we will repay this loan and accrued interest payable, only after we have received additional financing and at that time upon the mutual agreement of Instanz and the Company.

Note 8   Notes Payable Officer

An Officer of the Company loaned the Company a total of $68,100. The loan is payable upon demand and accrues interest at a rate of 10% per annum. As of September 30, 2008 the officer was repaid a total of $68,100. Accrued interest at September 30, 2008 was $3,749.

Note 9 Notes Payable

On March 17, 2008, the Company borrowed $250,000 from TomCo. The loan is payable upon demand and accrued interest at a rate of 2% per annum. Accrued interest at September 30, 2008 amounted to $2,767.

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
September 30, 2008
(Unaudited)

Note 10. Capitalization and Equity (continued)

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

On April 1, 2008, the Company authorized the issuance of 4,800,000 shares of the Company’s common stock, par value $0.02 per share as a bonus and additional compensation to two Directors.

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
September 30, 2008
(Unaudited)

Note 11. Stock Options And Other Agreements (continued)

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

Under SFAS 123R, The Company rebeasures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. As of September 30, 2008, a total of 8,920,000 options with a weighted average exercise price of $.02 and a weighted remaining life of 5 years are outstanding.

B.  Other Agreements
Agreements with Directors and Officers
Effective as of January 1, 2003 we engaged the services of Ledger Holdings Pty Ltd, of which our current President and Chief Executive Officer, Levi Mochkin is a Director, on a month to month basis, as a consultant to Avenue Group Inc. pursuant to which Mr. Mochkin serves Avenue Group, Inc. as President and Chief Executive Officer. Ledger is compensated at a rate of $10,000 per month in fees, plus $2,000 per month in the form a discretionary expense allowance. Ledger is also reimbursed for various travel and other related expenses conducted on our behalf.

On March 23, 2008, the Company and Ledger Holdings Pty Ltd., executed a directorship and consulting agreement, effective April 1, 2008 pursuant to which Levi Mochkin will continue to serve as the Chairman of the Company’s board of directors and its Chief Executive Officer. As compensation for his service as chairman of the Company’s board of directors, the Ledger Agreement provides that Levi Mochkin will be paid $5,000 per month.  In addition, an option to purchase 120,000 shares of the Company’s common stock at an exercise price of $0.005 per share will be granted to Ledger.  The option will vest in monthly tranches of 10,000 shares, commencing April 1, 2008, and each 10,000 share tranche will expire on the fifth anniversary of its vesting. Compensation expense for these options were valued using the Black-Scholes method and was calculated to be $2,153 and is included in the Statement of Operations for nine months ended September 30, 2008.

Pursuant to the Ledger Agreement, Levi Mochkin will also serve as the Company’s Chief Executive Officer for a two year term, commencing April 1, 2008.  As compensation for his service he will receive $25,000 per month.  In addition, 2,400,000 shares of the Company’s common stock and 12,500,000 of the Company’s newly designated Series A Preferred Stock will be issued to Ledger valued at $55,200 and $575,000, respectively and included in the Statement of Operations for nine months ended September 30, 2008.

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

AVENUE GROUP INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 11. Stock Options And Other Agreements (continued)

Pursuant to the terms of the agreement, the company shall compensate MEM for Mendel Mochkin’s services as a Director at a rate of $2,500 per month and an option to purchase 120,000 shares of the Company’s common stock at an exercise price of $0.005 per share will be granted to MEM.  The option will vest in monthly tranches of 10,000 shares, effective April 1, 2008, and each 10,000 share tranche will expire on the fifth anniversary of its vesting. Compensation expense for these options were valued using the Black-Scholes method and was calculated to be $2,153 and is included in the Statement of Operations for nine months ended September 30, 2008. Pursuant to the agreement Mendel Mochkin will also serve as an oil and gas and general business consultant to the Company for a term of one year, effective April 1, 2008.  As compensation, MEM will be paid $8,000 per month, a signing bonus of 2,400,000 shares of the Company’s common stock and 12,500,000 of the Company’s newly designated Series A Preferred Stock will be issued to MEM valued at $55,200 and $575,000, respectively. In addition options to purchase 2,400,000 shares of the Company’s common stock at an exercise price of $0.005 per share, will be granted to MEM and included in the Statement of Operations for nine months ended September 30, 2008.  The option will vest in monthly tranches of 200,000 shares, commencing March 23, 2008, and each 200,000 share tranche will expire on the fifth anniversary of its vesting.  Compensation expense for these options were valued using the Black-Scholes method and was calculated to be $43,056 and is included in the Statement of Operations for nine months ended September 30, 2008.

Note 12 Segments

For the Nine Months ended September 30, 2008 and 2007, we operated only in the oil and gas business. As such we have only one segment and all of our operations as shown in the consolidated financial statements relate to that business.

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

During the nine months ended September 30, 2008, our activities were principally devoted to our oil and gas operations in Israel and to the pursuit to acquire oil and gas exploration and production property in the US and abroad.

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

On April 3, 2008, we completed an agreement with TomCo Energy Plc (“TomCo”) pursuant to which TomCo earned a 50% net working interest (after deduction of certain expenses and royalties) in the Heletz-Kokhav license, by assuming 100% of the costs associated with implementing the three year work program up to $3.5 million. In addition, at closing TomCo paid us $1 million and an additional equivalent of $500,000 in TomCo restricted shares. The agreement also sets forth certain payments to be made by TomCo which are contingent upon our successful conversion of the Heletz-Kokhav license into a production lease and recoverable reserves being certified at 10 million barrels or more as verified by an independent geologist. As of September 30, 2008, TomCo had advanced us a total of $2,727,121 of cash (included $75,000 as a security deposit) and $500,000 of common stock (equivalent to 12,618,615 shares). As of September 30, 2008, we recorded a valuation allowance of $289,004 associated with the TomCo stock received.

On June 12, 2008, oil production was restarted from the Heletz-Kokhav license in the Heletz field. As of September 30 2008, three wells were re-opened for production and producing around 46 bopd ("Barrels of Oil Per Day") in aggregate.

On September 15, 2008, workover operations commenced on The K27 well and was completed on October 6, 2008. The well was cleaned out and known producing formations were re-perforated. It has taken several days to pump the drilling fluid and for the well to clean itself out. Avenue expects the production rate for K27 to stabilize at a rate of 10-15 bopd and estimated recoverable reserves of 28,600 barrels of oil.

We continue to focus our activities on re-developing the Heletz field. This includes restarting the six wells that were shut in by Lapidoth as of May 2007, reviewing plugged wells that are candidates for workovers and collecting and reviewing field and production data for additional upside opportunities.

Results of Operations

For the three months and nine months ended September 30, 2008 compared to three months and nine months ended September 30, 2007.

During the nine months ended September 30, 2008, our activity was principally devoted to oil and gas activities in the State of Israel arising out of the granting of the Heletz Field license by the Israel Petroleum Commission.

We generated $655 in net revenues for the three months ended September 30, 2008, versus $12,753 in net revenues for the three months ended September 30, 2007. We generated $6,132 in net revenues for the nine months ended September 30, 2008, versus $40,755 in net revenues for the nine months ended September 30, 2007. The decrease in revenue is primarily due a reduction of production by JKX Oil & Gas PLC from the Karakilise lease.

Net losses for the three and nine months ended September 30, 2008 were $801,099 and $3,157,050 compared to net losses of $452,273 and $829,770 for the three and nine months ended September 30, 2007, respectively. Total operating expenses for the three and nine months ended September 30, 2008, increased by $562,147 and $2,528,697, respectively. This increase is predominantly a result of an increase in operating expenses with our Heletz-Kokhav license, legal fees and compensation expense.

Liquidity and Capital Resources

We have generated losses from inception and anticipate that we will continue to incur significant losses until, at the earliest, we can generate sufficient revenue to offset the substantial up-front capital expenditures and operating cost associated with establishing, attracting and retaining a significant business base. As of September 30, 2008, we had net losses of $3,157,050 and negative cash flows from operations of $1,805,399 and $396,205 for the nine months ended September 30, 2008 and 2007, respectively. We had accumulated deficits of $37,398,172 and $34,241,122 as of September 30, 2008 and December 31, 2007, respectively. We cannot offer any assurance that we will be able to generate significant revenue or achieve profitable operations.

The capital requirements relating to implementation of our business plan will be significant. As of September 30, 2008, we had cash of $141,551 and a working capital deficit of $2,955,588 as compared to $9,918 in cash and working capital of $555,397 as of December 31, 2007.

Our cash and cash equivalents increased by $131,633 from $9,918 as of December 31, 2007 to $141,551 as of September 30, 2008. The increase in cash and cash equivalents was a result of loan from TomCo amounting to $250,000 and a cash advance from TomCo for $1.8 million.

During the next twelve months, our business plan contemplates that we further develop our oil and gas activities. To date we have been dependent on the proceeds of private placements of our debt and equity securities and other financings in order to implement our operations.

We plan to rely on the proceeds from farm-outs, new debt or equity financing to finance our ongoing operations. We anticipate requiring significant additional capital in order to fund our anticipated oil and gas related activities in the State of Israel and in Appalachia, the acquisition and exploration of oil and gas leases and licenses located elsewhere and to fund corporate overhead expenditures. We intend to continue to seek additional capital in order to meet our cash flow and working capital requirements. We anticipate that we will need additional capital to fund our anticipated operations for the next 12 months, depending on revenues from operations. We do not have any contracts or commitments for financing at this time. There is no assurance that we will be successful in achieving any such financing or raising sufficient capital to fund our operations and pursue further development. There can be no assurance that any such financing will be available to us on commercially reasonable terms, if at all. If we are not successful in sourcing significant additional capital in the near future, we will be required to significantly curtail or cease ongoing operations and consider alternatives that would have a material adverse affect on our business, results of operations and financial condition. In such event we may need to relinquish most, if not all of our ongoing oil and gas rights and licenses.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-KSB/A filed on May 28, 2008.

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

AVENUE GROUP, INC.

Date: November 19, 2008	By:	/s/ LEVI MOCHKIN
Levi Mochkin
President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)