Form 10-K
period 2008-12-31
AVENUE GROUP INC
filed 2009-04-15
CIK 1100006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-K

———————

(Mark One)

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐  TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-30543

———————

AVENUE GROUP, INC.

(Name of small business issuer in its charter)

———————

DELAWARE	98-0200077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Lexington Avenue, 26th Floor, New York, N.Y. 10174

 (Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (888) 612-4188

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0002 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐

Non-accelerated filer ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of April 14, 2009, was $3,075,000.

As of April 14, 2009, the issuer had 256,990,986 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

Page

PART I

Item 1.        Business

1

Item 1A.     Risk Factors

4

Item 1B.     Unresolved Staff Comments

11

Item 2.        Properties

12

Item 3.        Legal Proceedings

13

Item 4.        Submission Of Matters To A Vote Of Security Holders

13

PART II

Item 5.        Market For Registrants Common Equity, Related Stockholder Matters And Issuer
Purchases Of Equity Securities

14

Item 6.        Selected Financial Data

15

Item 7.        Management's Discussion & Analysis Of Financial Condition And Results Of Operations

15

.Item 7A.    Quantitative And Qualitative Disclosures About Market Risk

20

Item 8.        Financial Statements And Supplementary Data

20

Item 9.        Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

20

Item 9A.     Controls And Procedures

20

Item 9B.     Other Information.

21

PART III

Item 10.      Directors, Executive Officers, Promoters And Corporate Governance

22

Item 11.      Executive Compensation

23

Item 12.      Security Ownership Of Certain Beneficial Owners And Management And Related
Stockholders Matters

26

Item 13.      Certain Relationships And Related Transactions And Director Independance

27

Item 14.      Principal Accountant Fees And Services

27

Item 15.      Exhibits

28

Signatures

31

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise sufficient capital to fund our ongoing operations and satisfy our obligations as they become due, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in Part I. Item 1A. Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

When used in this annual report, the terms "Avenue," "we," "our," and "us" refers to Avenue Group, Inc., a Delaware corporation, and our subsidiaries.

PART I

ITEM 1.

BUSINESS

Overview

We are engaged in oil and gas exploration and development through our wholly-owned operating subsidiary, Avenue Energy, Inc. and our wholly-owned Israel subsidiary, Avenue Energy Israel LTD. (“AEI”). Avenue Energy Israel LTD owns 100% of the Heletz-Kokhav license and 50% of the Iris License in Israel, 2 petroleum exploration licenses in the State of Israel. Avenue Energy, Inc owns 100% of Avenue Appalachia, Inc. ("AAI") which has a 10% General Partner Interest and a 31.8% Limited Partner interest in Avenue Appalachia 2006 LP ("2006 LP").

We were incorporated in Delaware on February 2, 1999 under the name I.T. Technology Inc. In January 2003, we changed our name to Avenue Group, Inc. From inception until November 2002, our primary business was in the technology sector via our investments in VideoDome Inc and Stampville.com Inc. VideoDome has since been sold to KIT Digital, Inc. (OTCBB:KDGL) (“KIT”) and Stampville.com Inc.’s operations are inactive.

During 2002, we determined to broaden our strategic focus and pursue a broader range of potential growth and investment strategies. As part of our shift to a broader strategic focus, in November 2002, we began to pursue acquisitions of and investments in oil and gas exploration and production property.

Our strategy is to acquire a portfolio of oil and gas assets. This includes the generation and acquisition of low risk drilling opportunities in the U.S. and the acquisition of entry-level high impact oil and gas reserves abroad.

Our business activities during 2008 were principally devoted to our oil and gas operations in Israel and to the pursuit to acquire oil and gas exploration and production property in the US and abroad.

Our principal executive offices are located at 405 Lexington Avenue 26th Floor New York, NY 10174 and our telephone number is 888-612-4188 (facsimile 347-952-3683). Our website is located at www.avenuegroup.com.

During the year ended December 31, 2008 the Company emerged from Development Stage status. Prior to 2008 the Company was a Development Stage Company as defined in FASB Statement 7 (FAS 7) and followed the reporting and disclosure requirements of FAS 7. Beginning with its fourth quarter ending December 31, 2008, the Company began generating significant revenues from operations and ceased being a development stage Company.

Recent Developments

Heletz License Pooling Agreement

On March 3, 2009, our subsidiary AEI entered into a Join Operating Agreement (“JOA”) with Lapidoth-Heletz LP (“L-H”) to pool their interests in the Heletz-Kokhav and Iris licenses covering the Heletz Field in southern Israel. Under the agreement, AEI has contributed its 100% interest in the Heletz-Kokhav license and its 50% interest in the Iris License and L-H contributed its 50% interest in the Iris License into a pooling arrangement whereby AEI will retain a 75% interest and L-H a 25% interest in the combined licenses.

Additional terms of the agreement call for:

•

AEI to act as operator,

•

AEI to cover 100% of the costs associated with the Government Approved Work Program ("GAWP"),

•

AEI to pay the first $1.3 Million of associated capital expenditures of the licenses following the fulfillment of the license requirements as delineated in the GAWP,

•

AEI is to retain 100% of the production from the Heletz 1, Heletz 25, Heletz 37, Kokhav 24, Kokhav 27 and Kokhav 29 wells

•

L-H to retain 100% of the production from the Heletz 40 well,

•

Lapidoth to be designated as the preferred contractor under the terms and provisions of the JOA.

Business Operations

We are engaged in oil and gas exploration and development in the U.S. and abroad. Following is a discussion of our principal operations:

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

The Heletz-Kokhav license and the Iris license equaling approximately 68,000 acres, are comprised of 3 oil fields — Heletz, Brur and Kokhav — and is located approximately 55 km south of Tel Aviv and 12 km east of the Mediterranean Sea. Heletz was the first oil field discovered in the eastern Mediterranean and remains the most significant oil field discovered onshore Israel.

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

According to the terms of the Licenses, Avenue agreed to a work program over the next 3 years that will consist of field studies, well workovers, shooting seismic and the drilling of a new well. Failure by Avenue in implementing the work program may cause Avenue to lose its interest in the licenses. Avenue may request the conversion of the License to a 30 year production Lease in the event of a substantial increase in daily production that occurs as a result of the work program. Avenue estimates the work program expenditures at approximately $4,000,000.

On June 12, 2008, oil production was restarted from the Heletz-Kokhav license in the Heletz field. As of December 31 2008, three wells were producing around 51 bopd ("Barrels of Oil Per Day") in aggregate.

TomCo Agreement

On January 16, 2008, Avenue entered into a Letter of Intent (the “LOI”) with TomCo Energy Plc (“TomCo”) pursuant to which TomCo agreed to acquire a 50% interest in the Heletz-Kokhav License and a 25% interest in the Iris License (the “Licenses”) which were awarded to AEI by the Israel Petroleum Commission. Upon execution of the LOI, TomCo paid the Company a non refundable security deposit in the amount of $75,000. This security deposit was to be credited towards other amounts to which TomCo is obligated under the terms of the LOI.

On March 17, 2008, the Company borrowed $250,000 from TomCo. The loan is payable upon demand and accrued interest at a rate of 2% per annum. The loan is also offset against TomCo’s commitments as part of the agreement.

On April 1, 2008, the Company completed the agreement. The closing of the transaction was subject to the satisfaction of certain conditions, including without limitation, obtaining any necessary consents or approvals from the IPC and/or any other Israeli governmental authority, and the payment of certain milestone payments by TomCo to the Company.

Upon closing, TomCo was to earn a 50% net working interest (after deduction of certain expenses and royalties), by assuming 100% of the costs associated with implementing the 3 year work program up to $4.5 million. In addition, TomCo paid the Company a transaction fee of $1 million in cash and $500,000 of restricted shares of TomCo. The agreement also sets forth certain payments to be made by TomCo which are contingent upon the successful conversion by the Company of the License into a production lease and recoverable reserves being certified at 10 million barrels or more as verified by an independent geologist.

Further terms of this Agreement call for TomCo to spend at least $3,500,000 or such sum as necessary to fulfill the minimum obligations of the Heletz and Iris License subject to a cap of $4,500,000 to earn a full fifty percent (50%) interest in the Heletz License and a full twenty five percent (25%) interest in the Iris License but that if TomCo has expended at least $2,000,000 within the required terms of the License and in accordance with cash calls made by the

Operator it will earn at least a minimum twenty five percent (25%) interest in the Heletz License and a minimum twelve and a half percent (12.5%) interest in the Iris License. If TomCo should spend in excess of $2,750,000 but not the full $3,500,000, it shall earn 37.5% and 18.75% respectively. If TomCo shall have expended anything less than $2,000,000 and has indicated that it will not expend anything further or otherwise cured this breach within 45 days of notice by the Operator, then TomCo shall earn no interest whatsoever in the Licenses.

As of December 31, 2008 TomCo had advanced the Company a total of $2,702,121 of cash (including the $75,000 security deposit and the $1,000,000 transaction fee) and $500,000 of common stock (equivalent to 12,618,615 common stocks). As of December 31, 2008, the Company recorded a valuation allowance of $500,000 associated with the TomCo stock received.

On January 1, 2009 TomCo failed to meet the Company’s cash call. Despite repeated attempts by the Company notifying TomCo of its obligations, to date, TomCo has not advanced any further cash towards fulfilling their commitment. On February 11, 2009, TomCo announced that it had suspended its securities from trading on the AIM market pending clarification of its financial position. On February 24, 2009, the Company served TomCo notice that they were in breach of the agreement. On April 12, 2009, the Company served TomCo notice that the agreement has been terminated and that as according to the terms of the agreement, TomCo does not retain any interest in the Company’s licenses or in AEI.

Heletz License Pooling Agreement

On March 3, 2009 The Company announced that Avenue Energy Israel (“AEI'') entered into a JOA with Lapidoth-Heletz LP (“L-H'') to pool their interests in the Heletz-Kokhav and Iris licenses covering the Heletz Field in southern Israel (“Heletz'').

Under the agreement, AEI is contributed its 100% interest in the Heletz-Kokhav license and its 50% interest in the Iris License and L-H contributed its 50% interest in the Iris License into a pooling arrangement whereby AEI will retain a 75% interest and L-H a 25% interest in the combined licenses.

Additional terms of the agreement call for:

•

AEI to act as operator,

•

AEI to cover 100% of the costs associated with the Government Approved Work Program ("GAWP"),

•

AEI shall pay the first $1.3 million of associated capital expenditures of the licenses following the fulfillment of the license requirements as delineated in the GAWP,

•

AEI to retain 100% of the production from the Heletz 1, Heletz 25, Heletz 37, Kokhav 24, Kokhav 27 and Kokhav 29 wells

•

L-H to retain 100% of the production from the Heletz 40 well,

•

Lapidoth to be designated as the preferred contractor under the terms and provisions of the JOA.

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

The first two wells of the program were drilled and completed in November and December, 2006. For the year ended December 31, 2008, the wells produced a total of 14,757 mcf for an average of 18 mcf per day in the aggregate.

Due to the performance of the first two wells of the program, we have revised the terms of the program with DAC, where the obligations of the 2006 LP will go forward on a well by well basis. In October 2007, the Limited Partner of the 2006 LP decided to drill a well on a sole risk basis. AAI did not participate in this well and will not be sharing in the revenues of this well. As of December 31, 2008, The Company does not contemplate drilling any further wells with DAC.

Other Oil and Gas

We continuously evaluate opportunities to apply or acquire oil and gas assets in the U.S. and abroad. Going forward, our strategy is to acquire a portfolio of oil and gas assets that include low risk oil and gas reserves internationally and the generation of low risk drilling opportunities in the U.S.

As part of our focus on opportunities in the Appalachian basin, we leased approximately 600 acres in the oil and gas production fairway of Western Pennsylvania. During 2009, we will evaluate the acreage acquired and depending on the results of our evaluation, determine whether or not to drill them.

Competition

Competition in the oil and gas industry is intense, particularly with respect to the acquisition of producing properties and undeveloped acreage. Major and independent oil and gas companies, as well as individuals and drilling programs, actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop such properties. Many competitors have financial resources, staffs, facilities and exploration and development budgets that are substantially greater than us, which may adversely affect our ability to compete successfully. Given our lack of resources and staff relative to most of our competitors, we are at a competitive disadvantage in being able to locate and evaluate oil and gas prospects and negotiate transactions for prospects that it considers favorable. In addition, many of Avenue Energy’s larger competitors may be better able to respond to factors that affect the demand for oil and natural gas production such as changes in worldwide oil and natural gas prices and levels of production, the cost and availability of alternative fuels, the level of consumer demand, the extent of domestic production of oil and gas, the extent of imports of foreign oil and gas, the cost of and proximity to pipelines and other transportation facilities, regulations by state and federal authorities and the cost of complying with applicable environmental regulations.

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

Employees

As of April 13, 2009, the Company employed 2 full-time employees and 3 part-time employees/consultants. We consider our relations with our employees to be good.

ITEM 1A.

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

We have incurred losses since our inception. For the years ended December 31, 2008 and 2007, we generated revenues of $111,624 and $21,682, respectively, and incurred net losses of $3,569,855 and $1,464,843, respectively. At December 31, 2008, we had working capital deficit of $3,343,749 and an accumulated deficit of $37,810,977. Our auditors, in their report dated April 14, 2009, have expressed substantial doubt about our ability to continue as going concern. There can be no assurance that future operations will be profitable. We may not be able to generate significant revenues in the future and expect our operating expenses to increase substantially over the next 12 months as we continue to pursue our oil and gas exploration activities. As a result, we expect to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, we might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to execute on our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

We have a limited operating history upon which to evaluate our business prospects.

Until September of 2006, only one of our oil and gas properties, the Karakilise-1 well, had generated any oil production revenue and that revenue had been utilized entirely to cover part of the cost of operating the well and infra-structure improvements at the Karakilise well. In September of 2006 we relinquished ownership of our interest in the Karakilise well to the operator in Turkey. We commenced U.S. oil and gas operations in 2006 and started generating revenues in January of 2007. We commenced Israel oil and gas operations in September of 2007 and started generating revenues in December of 2008. We have limited revenues and have never operated profitably and we do not expect to operate profitably in the foreseeable future.

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

Our Proposed Operations Will Require Significant Capital Expenditures for Which We May Not Have Sufficient Funding and If We Do Obtain Additional Financing Our Capital Needs May Increase Substantially.

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

Oil and Gas Operations are Subject to Comprehensive Regulation Which May Cause Substantial Delays or Require Capital Outlays in Excess of Those Anticipated Causing an Adverse Effect on Us.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. We generally maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Exploration Activities are Subject to Certain Environmental Regulations Which May Prevent or Delay the Commencement or Continuance of Our Operations.

In general, our exploration activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, land disturbance, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry. We believe that our operations comply, in all material respects, with all applicable environmental regulations. Our operating partners generally maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

Exploratory Drilling Involves Many Risks and We May Become Liable for Pollution or Other Liabilities Which May Have an Adverse Effect on Our Financial Position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or for which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Any Change in Government Regulation and/or Administrative Practices May Have a Negative Impact on Our Ability to Operate and Our Profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on our business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

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

As of April 13, 2009, approximately 140,000,000, or approximately 54%, of our 256,990,986 outstanding shares of common stock are freely tradable in the public marketplace. In addition, there are outstanding options and other vested commitments to issue in excess of an additional 9,580,000 shares of common stock. Given the limited market for our common stock, there is no guarantee that a public market will exist for all or even a significant portion of our outstanding restricted shares and the shares issuable upon the exercise of options or other commitments and the market price of the common stock could drop dramatically due to the sales of any significant amount of these shares or the perception that such sales could occur.

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

Companies trading on the OTC Bulletin Board, such as us, must be required to file reports under Section 15(d) of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None

ITEM 2.

PROPERTIES

The net-well and net-acreage disclosures below at December 31, 2008, are consolidated with and report 100% of 2006 LP's interest. Avenue Appalachia, Inc. owns a 31.8% limited partner interest; an independent party owns a 68.2% limited partner interest. The limited partners own 90% of the interest in the partnership until payout of invested capital. Avenue Appalachia, Inc. owns the other 10% interest in the partnership as the general partner. The 10% general partner interest increases to 20% at payout of invested capital. Avenue Energy Israel LTD, owns 100% of the Heletz-Kokhav license and 50% of the Iris License in Israel, 2 petroleum exploration licenses in the State of Israel.

	Total			U.S. West Virginia			Israel			Turkey
	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
Net productive exploratory wells	1.6	1.6	.11	1.6	1.6	—	—	—	—	—	—	.11
Net dry exploratory wells	—	—	—	—	—	—	—	—	—	—	—	—
Net dry development wells	—	—	—	—	—	—	—	—	—	—	—	—

Productive wells and acreage

The Company has the following productive wells and acreage as of December 31, 2008:

Productive Wells	US West Virginia
	Gross	Net
Oil	—	—
Gas	2	1.6
Developed acres	144	115

Productive Wells	Israel
	Gross	Net
Oil	3	3
Gas	0	0
Developed acres	240	240

Undeveloped Acreage

As of December 31, 2008, the Company held leases for undeveloped acreage located in the Appalachian Basin, West Virginia:

Gross undeveloped acreage	600 acres
Net undeveloped acreage	600 acres

As of December 31, 2008, the Company held leases for undeveloped acreage located in the State of Israel:

Gross undeveloped acreage	68,000 acres
Net undeveloped acreage	64,000 acres

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

The following table shows oil and gas production information in 2008, 2007, and 2006 by geographic area:

	Total			U.S. West Virginia			Israel			Turkey
	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
Oil (barrels)	9,056	––	410	––	––	––	9,056	––	––	––	––	410
Gas (mcf)	14,757	8,861	––	14,757	8,861	––	––	––	––	––	––	––
Oil Sales (in thousands)*	$79	––	$61	––	––	––	$79	––	––	––	––	$61
Gas Sales (in thousands)*	$32	$23	––	$32	$23	––	––	––	––	––	––	––
Less: production expense and tax (in thousands)	$(1,179)	$(29)	$(105)	––	$(29)	––	$(1,179)	––	––	––	––	$(105)
Gross profit (in thousands)	––	––	––	––	––	––	––	––	––	––	––	––
Depletion expense (in thousands)	––	––	––	––	––	––	––	––	––	––	––	––
General and administrative expense(in thousands)	$479	$720	$1,280	––	$720	––	$479	––	––	––	––	$1,280
Unit data (per barrel) Average sales price of oil	$27.61	––	$57.03	––	––	––	$27.61	––	––	––	––	$57.03
Unit data (per mcf) Average sales price of gas	$9.86	$7.13	––	$9.86	$7.13	––	––	––	––	––	––	––

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

PART II

ITEM 5.

MARKET FOR REGISTRANTS COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted through the NASDAQ Bulletin Board under the symbol "AVNU.OB" To date, due in part to the small size of the public float on our shares, there has been a limited public market for the common stock and there can be no assurance that an active trading market for the common stock will develop. As a result thereof, the price of the common stock is subject to wide fluctuations and the current market price of the common stock may not be an accurate reflection of our value.

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

	Fiscal 2008		Fiscal 2007		Fiscal 2006
Quarter Ended	High	Low	High	Low	High	Low
March 31	$ 0.03	$ 0.015	$ 0.02	$ 0.01	$0.055	$ 0.03
June 30	$0.035	$0.0199	$0.019	$ 0.01	$0.055	$0.021
September 30	$0.092	$ 0.021	$0.025	$0.008	$ 0.04	$0.025
December 31	$0.065	$ 0.011	$ 0.03	$0.015	$ 0.03	$0.017

Shareholders

As of April 13, 2009 we had 87 shareholders of record.

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

Unregistered Sale of Equity Securities

None

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2008.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	n/a	15,000,000
Equity compensation plans not approved by security holders	––	––	––
Total	––	––	15,000,000

Description of 2000 Amended and Restated Stock Option Plan

In April 2000, our Board of Directors authorized the issuance of up to 8,250,000 shares of common stock in connection with Avenue Group's 2000 Stock Option Plan. The 2000 Stock Option Plan became effective on February 14, 2001 in connection with Avenue Group's effective registration statement on Form SB-2. On December 24, 2002, shareholders approved an amendment to the 2000 Stock Option Plan, enabling the Board as it is currently configured without non-employee directors to grant options under the plan and to increase the number of shares authorized for grant from 8,250,000 to 15,000,000. Avenue Group intends to grant options under the Stock Option Plan to officers, directors, employees and consultants of Avenue Group and its subsidiaries. No options have been granted under the 2000 Stock Option Plan as of December 31, 2008.

ITEM 6.

SELECTED FINANCIAL DATA

N/A

ITEM 7.

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

During the year ended December 31, 2008, our activities were principally devoted to our oil and gas operations in Israel and to the pursuit to acquire oil and gas exploration and production property in the US and abroad.

We continue to focus our activities on re-developing the Heletz field. This includes reviewing plugged wells that are candidates for workovers and collecting and reviewing field and production data for additional upside opportunities.

RESULTS OF OPERATIONS

Year ended December 31, 2008 compared to year ended December 31, 2007

During 2008, our activity was principally devoted to oil and gas activities in the State of Israel arising out of the granting of the Heletz Field Licenses by the Israel Petroleum Commission and to the pursuit of acquiring oil and gas exploration and production properties in the US and abroad.

We generated $111,624 in revenue in the year ended December 31, 2008, as compared to $21,682 in the year ended December 31, 2007. The increase in revenue is primarily due to the oil production from the Heletz Field Licenses.

The net loss for the year ended December 31, 2008 was $3,569,855 compared to a net loss of $1,464,843 for the year ended December 31, 2007. During the 2008 period, Sales, general and administrative expense increased by $1,762,164, primarily due an increase in Director fees compensation in cash and stocks and consulting fees. Total operating expense for the year ended December 31, 2008 increased by $2,499,835 from $1,161,783 in the previous year to $3,661,618. This is predominantly a result of a increase in share based compensation of approximately $1,332,073, a decrease in impairment losses of approximately $412,012 and a increase in oil lease operating expenses of  $1,149,683 from costs  primarily associated with our Heletz Field Operations.

The net loss for the year ended December 31, 2008 was $3,569,855 compared to a net loss of $1,464,843 for the year ended December 31, 2007. During the 2008 period, sales, general and administrative expense increased by $1,762,164, primarily due an increase in Director fees compensation in cash and stocks and consulting fees. Total operating expense for the year ended December 31, 2008 increased by $2,499,835 from $1,161,783 in the previous year to $3,661,618. This is predominantly a result of a increase in share based compensation of approximately $1,332,073, a decrease in impairment losses of approximately $412,012 and a increase in oil lease operating expenses of $1,149,683 from costs primarily associated with our Heletz Field Operations.

Liquidity and Capital Resources

We have generated losses from inception and anticipate that we will continue to incur significant losses until, at the earliest, we can generate sufficient revenue to offset the substantial up-front capital expenditures and operating cost associated with establishing, attracting and retaining a significant business base. We have a net loss of $3,569,855 and $1,464,873 and a negative cash flow from operations of $2,253,758 and $461,817 for the year ended December 31, 2008 and 2007, respectively. We have an accumulated deficit of $37,810,977 and $34,241,122 as of December 31, 2008 and 2007, respectively. We cannot offer any assurance that we will be able to generate significant revenue or achieve profitable operations.

The capital requirements relating to implementation of our business plan will be significant. As of December 31, 2008, we had cash of $85,085 and a working capital deficit of $3,343,749 as compared to $9,918 in cash and working capital of $555,397 as of December 31, 2007. Much of our working capital during 2008 to date has been generated through advances from TomCo Energy Corporation.

Our cash and cash equivalents increased by $75,167 from $9,918 as of December 31, 2007 to $85,085 as of December 31, 2008. The increase in cash and cash equivalents was due to our advances from TomCo Energy Corporation.

During the next twelve months, our business plan contemplates that we further develop our oil and gas activities. To date we have been dependent on the proceeds from advances and note payables from TomCo.

Management plans to rely on the proceeds from farm-outs, new debt or equity financing to finance its ongoing operations. We anticipate requiring significant additional capital in order to fund Avenue Energy's anticipated oil and gas related activities in the State of Israel and in Appalachia, the acquisition and exploration of oil and gas leases and licenses located elsewhere and to fund corporate overhead expenditures. During 2009, we intend to continue to seek additional capital in order to meet our cash flow and working capital requirements. There is no assurance that we will be successful in achieving any such financing or raise sufficient capital to fund our operations and further development. There can be no assurance that any such financing will be available to us on commercially reasonable terms, if at all. If we are not successful in sourcing significant additional capital in the near future, we will be required to significantly curtail or cease ongoing operations and consider alternatives that would have a material adverse affect on our business, results of operations and financial condition. In such event we may need to relinquish most, if not all of our ongoing oil and gas rights and licenses.

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

Critical Accounting Policies and Estimates

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

Cash and Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value. Cash at times may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits.

The carrying value of financial instruments including cash, performance bond, and marketable securities, accounts payable and accrued expense, advances, and notes payable, approximates their fair values at December 31, 2008 and 2007, due to the relatively short-term nature of these instruments.

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

Foreign Currency Translation

We translate assets and liabilities of our Australian and Israeli subsidiaries at the exchange rate prevailing at December 31, 2008 and 2007, and related revenue and expense at average exchange rates in effect during the period. We record resulting translation adjustments as a component of accumulated other comprehensive income (loss) in stockholders' deficit.

Recent Accounting Pronouncements

On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position, "FSP FAS 157-2--Effective Date of FASB Statement No. 157" ("FSP 157-2"), which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, "Accounting for Leases." The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. The Company does not expect that the adoption of the provisions of FSP 157-2 will have a material impact on its financial position, cash flows or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements on or before the required effective date and thus will provide additional disclosures in its financial statements when adopted.

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect that the adoption of this provision will have a material impact on its financial position, cash flows or results of operations.

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles" which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company does not expect that the adoption of this pronouncement will have a significant impact on its financial condition, results of operations and cash flows.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60".  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have a material effect on our financial position and results of operations if adopted.

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. This FSP amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The Company does not expect that the adoption of this pronouncement will have a significant impact on its financial condition, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

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

There were no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.

OTHER INFORMATION.

Heletz License Pooling Agreement

On March 3, 2009 The Company announced that Avenue Energy Israel (”AEI'') entered into a joint operating agreement (“JOA”) with Lapidoth-Heletz LP (”L-H'') to pool their interests in the Heletz-Kokhav and Iris licenses covering the Heletz Field in southern Israel . Under the agreement, AEI is contributed its 100% interest in the Heletz-Kokhav license and its 50% interest in the Iris License and L-H contributed its 50% interest in the Iris License into a pooling arrangement whereby AEI will retain a 75% interest and L-H a 25% interest in the combined licenses.

Additional terms of the agreement call for:

•

AEI to act as operator.

•

AEI to cover 100% of the costs associated with the Government Approved Work Program ("GAWP").

•

AEI is to retain 100% of the production from the Heletz 1, Heletz 25, Heletz 37, Kokhav 24, Kokhav 27 and Kokhav 29 wells

•

L-H to retain 100% of the production from Heletz 40, well

•

Lapidoth shall be designated as the preferred contractor under the terms and provisions of the JOA.

•

AEI shall pay the first $1.3 million of associated capital expenditures of the licenses following the fulfillment of the license requirements as delineated in the GAWP.

The Israel Petroleum Commission (“IPC”) required the Company to post a plugging bond in the amount of $100,000 to ensure that the open wells on our licenses are properly plugged and abandoned when their useful lives are determined to be concluded. Such bond is an addition to the cost of the Company’s projects. The Company is currently in talks with the IPC to renew the bond until such time that the wells are properly plugged and abandoned.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

Name	Age	Position
Levi Mochkin	46	President, Chief Executive Officer and Director
Uri Bar Ner	73	Director
Mendel Mochkin	35	Executive Vice President and Director

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

Based on a review of the copies of the Section 16(a) forms furnished to the Company, and written representations from the Company's executive officers and directors, the Company believes that during 2008, all officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.

Code of Ethics

We have adopted a corporate code of ethics. A copy of the code of ethics was previously filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2003. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provides full, fair, accurate, timely and understandable disclosure in public reports; complies with applicable laws; ensures prompt internal reporting of code violations; and provides accountability for adherence to the code.

ITEM 11.

EXECUTIVE COMPENSATION

The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending December 31, 2008, 2007 and 2006 exceeded $100,000:

Name & Principal Position	Year	Salary ($ )	Bonus ($ )	Stock Awards ($ )		Option Awards ($ )		All Other Compensation ($ )	Total ($ )
Levi Mochkin (1)	2008	$306,000	––	$630,200	(7)	$3,258		––	$777,458
Chief Executive Officer	2007	$144,000	––	––		––		––	$144,000
President	2006	$144,000	––	––		––		––	$144,000
Mendel Mochkin (2)	2008	$120,500	––	$630,200	(7)	$68,415		––	$802,612
Vice President	2007	$108,000	––	––		44,000	(3, 4)	––	$152,000
	2006	$108,000	––	––		61,000	(3,4)	––	$169,000
Norman Singer (5)	2008	$––	––	––		––		––	$0
	2007	$52,000	––	––		––		––	$52,000
	2006	$158,000	––	$62,000	(6)	11,000	(6)	––	$231,000

———————

*

Norman Singer resigned as a Director and Officer of the Company on January 17, 2007.

(1)

Amounts shown were paid or earned pursuant to Levi Mochkin's employment agreement.

(2)

Amounts shown were paid or earned pursuant to Mendel Mochkin's employment agreement

(3)

Represents options to purchase 2,400,000 shares of common stock at an exercise price of $0.10 per share granted to Mendel Mochkin pursuant to his employment agreement. The options vest at the rate of 200,000 per month and are exercisable for a term of five years. Options for 1,400,000 were vested in 2006 and 1,000,000 vested in 2007. The fair market value of these options has been determined to be $44,000 in 2007 and $61,000 in 2006, using the Black-Scholes method of calculating fair value.

(4)

Represents options to purchase 2,400,000 shares of common stock at an exercise price of $0.05 per share granted to Mendel Mochkin pursuant to his employment agreement. The options vest at the rate of 200,000 per month and are exercisable for a term of five years. Options for 1,000,000 vested in 2006. The fair market value of the options has been determined to be $3,000 for the options vested in 2005, using the intrinsic method of calculating fair value, and $33,000 for options that vested in 2006, using the Black-Scholes method of valuing fair value.

(5)

Represents consulting fees earned under his Directorship and Consulting Agreement.

(6)

Represents options to purchase 2,400,000 shares of common stock at an exercise price of $0.025 to $0.07 per share granted to Norman Singer pursuant to his Directorship and Consulting Agreement. The options vest at the rate of 100,000 per month and are exercisable for a term of five years. The fair market value of the options has been determined $11,000 for options that vested in 2006, using the Black-Scholes method of valuing fair value. Please see notes to the financial statements for the assumptions underlying the application of the Black-Scholes model. In addition, Mr. Singer earned the issuance of 2,200,000 shares which was valued at $62,000.

(7)

Represents 2,400,000 shares of the Company’s common stock and 12,500,000 of the Company’s newly designated Series A Preferred Stock will be issued to MEM and Levi Mochkin valued at $55,200 and $575,000, respectively.

Outstanding Equity Awards at Fiscal Year-End Table.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Levi Mochkin CEO, President (1)	4,590,000	4,590,000	––	.05	06/01/2011	––	––	––	––
Mendel Mochkin (1)	4,590,000	4,590,000	––	.05	06/01/2011	––	––	––	––
Dov Amir (2)	400,000	400,000	––	.02	06/01/2011	––	––	––	––

———————

(1)

Represents options to purchase 2,400,000 shares of common stock at an exercise price of $0.10 per share and 2,400,000 shares of common stock at an exercise price of $0.05 per share, granted to in 2006 and 2005 pursuant to his employment agreement. The options vest at the rate of 200,000 per month and are exercisable for a term of five years. As of December 31, 2007, 2,400,000 options were vested. The fair market value of the vested options granted in 2006 has been determined to be $28,000, using the Black-Scholes method of calculating fair value, and the fair market value of the options granted in 2005 which vested in 2005 has been determined to be $3,000, using the intrinsic method of calculating fair value, and those vested in 2006 has been determined to be $33,000 using the Black-Scholes method of calculating fair value. In addition options to purchase 2,400,000 shares of the Company’s common stock at an exercise price of $0.005 per share, were granted to during year ended December 31, 2008. The option will vest in monthly tranches of 200,000 shares, commencing March 23, 2008, and each 200,000 share tranche will expire on the fifth anniversary of its vesting. Compensation expense for these options were valued using the Black-Scholes method of calculating fair value and was calculated to be $65,158

(2)

 Represents options to purchase On February 7, 2007, Dov Amir received options for 400,000 shares with an exercise price of $.02 per share

Director Compensation

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2008.

Name (a)	Fees Earned or Paid in Cash ($) (b)		Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Uri Bar-Ner	$60,000	(1)	0	0	0	0	0	$60,000
Levi Mochkin	$306,000		0	0	0	0	0	$306,000

———————

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

On March 23, 2008, the Company and Ledger executed a directorship and consulting agreement, pursuant to which Levi Mochkin, the managing director and beneficial owner of all of the equity interests in Ledger, will continue to serve as the chairman of the Company’s board of directors and its chief executive officer.

Pursuant to the agreement with Ledger, Levi Mochkin will also serve as the Company’s chief executive officer for a two year term, commencing March 23, 2008. As compensation for his services Ledger will receive $30,000 per month. In addition, 2,400,000 shares of the Company’s common stock and 12,500,000 of the Company’s newly designated Series A Preferred Stock will be issued to Ledger.

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

Pursuant to the agreement, MEM will make available Mendel’s services as an oil and gas and general business consultant to the Company for a term of one year, commencing March 23, 2008. As compensation for his service as a consultant, the MEM Agreement provides that MEM will be paid $10,500 per month. As a signing bonus, 2,400,000 shares of the Company’s common stock and an option, to purchase 2,400,000 shares of the Company’s common stock at an exercise price of $0.005 per share, will be granted to MEM. The option will vest in monthly tranches of 200,000 shares, commencing March 23, 2008, and each 200,000 share tranche will expire on the fifth anniversary of its vesting. In addition, 12,500,000 of the Company’s newly designated Series A Preferred Stock will be issued to MEM.

ITEM 12.

 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth to the best of our knowledge the number of shares beneficially owned as of April 14, 2009 by (i) our executive officers and directors; (ii) each person (including any "group" as that term is defined in Section 13(d)(3) of the Exchange Act) who beneficially owns more than 5% of our common stock, and (iii) all of our directors and officers as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each of the persons listed is deemed to have the sole voting right and right to dispose of the shares held by them. As of April 14, 2009, we had outstanding 256,990,986 shares of common stock.

Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Furthermore, unless otherwise indicated, the address of the beneficial is c/o Avenue Group, Inc. 405 Lexington Avenue, 26 th Floor, New York, New York 10174.

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

———————

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDANCE

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

On March 23, 2008, the Company and Ledger, executed a directorship and consulting agreement, pursuant to which Levi Mochkin, the managing director and beneficial owner of all of the equity interests in Ledger, will continue to serve as the chairman of the Company’s board of directors and its chief executive officer.

Pursuant to the Ledger Agreement, Levi Mochkin will also serve as the Company’s chief executive officer for a two year term, commencing March 23, 2008. As compensation for his service, Ledger will receive $30,000 per month. In addition, 2,400,000 shares of the Company’s common stock and 12,500,000 of the Company’s newly designated Series A Preferred Stock will be issued to Ledger.

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

Pursuant to the agreement, MEM will make available Mendel’s services as an oil and gas and general business consultant to the Company for a term of one year, commencing March 23, 2008. As compensation for his service as a consultant, the MEM Agreement provides that MEM will be paid $10,500 per month. As a signing bonus, 2,400,000 shares of the Company’s common stock and an option, to purchase 2,400,000 shares of the Company’s common stock at an exercise price of $0.005 per share, will be granted to MEM. The option will vest in monthly tranches of 200,000 shares, commencing March 23, 2008, and each 200,000 share tranche will expire on the fifth anniversary of its vesting. In addition, 12,500,000 of the Company’s newly designated Series A Preferred Stock will be issued to MEM. Mendel Mochkin is the brother of Levi Mochkin.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our independent registered public accounting firm for the audit of our financial statements included in our annual report on Form 10-K and for the reviews of the financial statements included in our quarterly reports on Form 10-Q were $40,385 and $40,500 for the years ended December 31, 2008 and December 31, 2007, respectively.

Tax Fees

There were no tax fees billed during the year ended December 31, 2008.

All other Fees

We did not incur any fees for other professional services rendered by our independent registered public accounting firm during the years ended December 31, 2008 and December 31, 2007.

The Board has considered whether the services provided by Sherb & Co. LLP are compatible with maintaining the independence of Sherb & Co. LLP and has concluded that the independence of Sherb & Co. LLP and is maintained and is not compromised by the services provided. The audit fees paid to the auditors with respect to fiscal year 2008 were approved by the Board of Directors.

ITEM 15.

EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of I.T. Technology, Inc.(incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2 (File No. 333-30364) dated February 14, 2000).
3.2	By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2 (File No. 333-30364) dated February 14, 2000).
3.3	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 1 to the Registrant's Form 8-K, dated December 27, 2000).
3.4	Amendment to the Registrant's By-laws adopted November 6, 2000 (incorporated by reference to Exhibit 3.4 of the Registrant's Form 10-KSB for the year ended December 31, 2000).
3.5	Amendment to the Registrant's By-laws adopted November 8, 2001( incorporated by reference to Exhibit 3.5 of the Registrant's Form 10-QSB for fiscal quarter ended September 30, 2001).
3.6	Amendment to the Registrant's bylaws dated June 25, 2002 (incorporated by reference to Exhibit 3.6 to the Registrant's Form 10-QSB for the fiscal quarter ended June 30, 2002).
4.1

Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock filed with the Secretary of State of Delaware on April 15, 2008 (incorporated by reference to the Registrant’s Form 8-K filed with the SEC on April 16, 2008).

10.1	2000 Stock Option Plan ( incorporated by reference to Exhibit 10.6a of the Registrant's Form 10-KSB for the year ended December 31, 2000).
10.2

Partial Loan Satisfaction notice dated November 2002 by and between Instanz Nominees Pty Ltd and I.T. Technology, Inc., ( incorporated by reference to Exhibit 10.10(a) to the Registrant's Form 10-KSB for the year ended December 31, 2002).

10.3	Option Agreement dated April, 2002 (incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-KSB for the year ended December 31, 2002).
10.4	Asset Purchase Agreement dated January 14, 2002 ( incorporated by reference to Exhibit 10.21 of the Registrant's Form 10-KSB for the year ended December 31, 2001).
10.5

Agreement dated April 30, 2002 by and between the Registrant, Bickham's Media, Robert Petty, ROO Media and Petty Consulting, (incorporated by reference to Exhibit 10.22 of the Registrant's Form 8-K dated May 2, 2002).

10.6	Farmin Participation Agreement dated November 14, 2002 ( incorporated by reference to Exhibit 10.27 of the Registrant's Form 8-K dated November 25, 2002).
10.7

Agreement Amending Farmin & Participation Agreement dated November 14, 2002 by and between Avenue Energy, Inc., Aladdin Middle East Ltd., Ersan Petrol Sanayii A.S., Tranmediterranean Oil Company Ltd., and Guney Yildizi Petrol Uretim Sondaj Muteahhitlik ve Ticaret A.S., collectively referred to as the Sayer Group Consortium and Middle East Petroleum Services Limited (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K dated January 6, 2003).

Exhibit No.	Description
10.8

Joint Operating Agreement dated December 20, 2002, by and between Avenue Energy, Inc., Aladdin Middle East Ltd., Ersan Petrol Sanayii A.S – License AR/AME - EPS 3462 GAZIANTEP, S.E. ANATOLIA, Republic of Turkey (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K dated January 6, 2003).

10.9

Memorandum of Understanding between Aladdin Middle East, Ltd. and Avenue Energy, Inc. dated May 22, 2003(incorporated by reference to Exhibit 10.1(a) of the Registrant's Form 10-QSB for the fiscal quarter ended June 30, 2003.

10.10

Employment Agreement by and between Avenue Group, Inc. and Steven Gordon dated March 8, 2004()incorporated by reference to Exhibit 10.33 of the Registrant's Form 10-KSB for the year ended December 31, 2003).

10.11

Option Agreement by and between Avenue Group, Inc. and Steven Gordon dated March 8, 2004 (incorporated by reference to Exhibit 10.33(a) of the Registrant's Form 10-KSB for the year ended December 31, 2003).

10.12

Option Agreement by and between Avenue Group, Inc. and Steven Gordon dated March 8, 2004 ( incorporated by reference to Exhibit 10.33(b) of the Registrant's Form 10-KSB for the year ended December 31, 2003).

10.13

Form of Joint Operating Agreement Between Aladdin Middle East Ltd., Ersan Petrol Sanayii A.S. and Avenue Energy, Inc. (incorporated by reference to Exhibit 99.2 of the Registrant's Form 8-K dated January 2, 2004).

10.14

Participation Agreement Between The Sayer Group Consortium and Avenue Energy, Inc. and Middle East Petroleum Services Limited dated January 22, 2004 (supercedes and corrects the Participation Agreement filed as Exhibit 99.3 to the Registrant's Form 8-K dated January 2, 2004),( incorporated by reference to Exhibit 10.36 of the Registrant's Form 10-KSB for the year ended December 31, 2003).

10.15	Separation Agreement dated as of February 1, 2005 by and among the Registrant and Jonathan Herzog (incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K dated February 11, 2005).
10.16

Directorship and Consulting Agreement dated February 7, 2005 by and among the Registrant and Norman J. Singer (incorporated by reference to Exhibit 99.2 of the Registrant's Form 8-K dated February 11, 2005).

10.17

Directorship and Consulting Agreement dated February 7, 2005 by and among the Registrant and Development for Israel, LLC. (incorporated by reference to Exhibit 99.3 of the Registrant's Form 8-K dated February 11, 2005).

10.18

Employment Agreement by and between the Registrant and Mendel Mochkin dated as of June 1, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-QSB for the fiscal quarter ended March 31, 2006).

10.19

Consulting Agreement dated as of January 1, 2005 by and among the Registrant, Reuadnal Limited and David Landauer (incorporated by reference to Exhibit 10.41 of the Registrant's Form 10-KSB for the year ended December 31, 2004).

10.20

Participation Agreement Between The Sayer Group Consortium and JKX Turkey LTD and Avenue Energy, Inc. and Middle East Petroleum Services Limited dated May, 2005 ( incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-QSB for the fiscal quarter ended March 31, 2005).

10.21

Indemnification and Release Agreement, dated September 21, 2006, between Avenue Energy, Inc. and Aladdin Middle East Ltd., (incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K filed October 13, 2007).

10.22

Revised Compensation Letter, dated August 7, 2006 between the Registrant and Ambassador Uri Bar-Ner (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-QSB for the fiscal quarter ended June 30, 2006).

Exhibit No.	Description
10.23

Revised Compensation Letter, dated August 7, 2006 between the Registrant and Norman J. Singer, incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-QSB for the fiscal quarter ended June 30, 2006.

10.24

Directorship and Consulting Agreement entered into March 23, 2008 between the Registrant and Ledger Holdings Pty Ltd.(incorporated by reference to Exhibit 10.24 of the Registrant’s Form 8-K filed with the SEC on April 16, 2008).

10.25

Directorship and Consulting Agreement entered into March 23, 2008 between the Registrant and MEM Energy Partners, LLC, (incorporated by reference to Exhibit 10.25 of the Registrant’s Form 8-K filed with the SEC on April 16, 2008).

10.26

Farmout Agreement - Heletz-Kokhav License dated April 1, 2008 by and among Avenue Group, Inc., Avenue Energy Israel Ltd., TomCo Energy PLC and Luton-Kennedy Ltd. (incorporated by reference to 10.26 of the Registrant’s amended annual report on Form 10-K/A filed with the SEC on May 28, 2008)

10.27	Heletz Licenses Pool Agreement Dated as of March 2, 2009*
14.	Code of Ethics For Principal Executive Officers And Senior Financial Officers (incorporated by reference to Exhibit 14 of the Registrant's Form 10-KSB for the year ended December 31, 2003).
21.	List of Subsidiaries *
31.1	Certification of Levi Mochkin, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of The Exchange Act.*
31.2	Certification of Levi Mochkin, Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of The Exchange Act.*
32.1	Certification of Levi Mochkin, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of The Exchange Act and Section 1350 of chapter 63 of Title 18 of The United States Code.*
32.2	Certification of Levi Mochkin, Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of The Exchange Act and Section 1350 of chapter 63 of Title 18 of The United States Code.*

———————

*

Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of April 2009.

AVENUE GROUP, INC.

By:	/s/ LEVI MOCHKIN
Levi Mochkin Chairman of the Board, President and Chief Executive Officer (Principal Executive and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Levi Mochkin	Chairman of the Board, President,	April 14, 2009
Levi Mochkin	Chief Executive Officer and Director
(Principal Executive and Principal
Financial Officer)

/s/ Uri Bar-Ner	Director	April 14, 2009
Uri Bar-Ner

/s/ Mendel Mochkin	Executive Vice President and Director	April 14, 2009
Mendel Mochkin

AVENUE GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Consolidated Balance Sheets at December 31, 2008 and 2007	F-3

Consolidated Statements of Operations -
For the Years Ended December 31, 2008 and 2007	F-4

Consolidated Statements of Changes in Stockholders' Deficit -
For the Years Ended December 31, 2008 and 2007	F-5

Consolidated Statements of Cash Flows -
For the Years Ended December 31, 2008 and 2007	F-6

Notes to Consolidated Financial Statements	F-7 to F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Avenue Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Avenue Group, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated operations statements, changes in stockholders' deficit and cash flows statements for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida

April 14, 2009

Avenue Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2008	2007
ASSETS:
CURRENT ASSETS:
Cash	$85,085	$9,918
Accounts receivable	106,484	––
Performance bond	101,297	––
Inventory	170,910	––
Other current assets	49,114	26,520
TOTAL CURRENT ASSETS	512,890	36,438

Marketable securities - restricted, net of valuation allowance of $500,000	––	––

OIL AND GAS PROPERTY (Successful efforts method), at cost
Unproved undeveloped oil and gas property	12,820	12,820

EQUIPMENT, net of depreciation	30,493	423

TOTAL ASSETS	$556,203	$49,681

LIABILITIES AND STOCKHOLDERS' DECICIT:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$851,618	470,835
Advances	2,702,121	––
Notes payable - officer	––	68,100
Note payable - related party	52,900	52,900
Note payable	250,000	––
TOTAL CURRENT LIABILITIES	3,856,639	591,835

ASSET RETIREMENT OBLIGATION	12,746	12,746

MINORITY INTEREST	375,000	375,000

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued, and outstanding	––	––
Preferred stock Series A, $.001 par value, 25,000,000 shares authorized, issued, and outstanding	25,000	––
Common stock, $.0002 par value, 500,000,000 shares authorized, 256,990,986 and 252,190,986 issued and outstanding, respectively	51,398	50,438
Additional Paid - In Capital	34,560,944	33,254,831
Accumulated other comprehensive (loss) income	(514,547)	5,953
Accumulated deficit	(37,810,977)	(34,241,122)

TOTAL STOCKHOLDERS' DEFICIT	(3,688,182)	(929,900)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$556,203	$49,681

See accompanying notes to consolidated financial statements

Avenue Group, Inc. and Subsidiaries

Consolidated Operations Statements

	For the Year Ended December 31,
	2008	2007
Revenue:
Oil and Gas sales	$111,624	$21,682
	111,624	21,682

Expense:
Oil lease operating expense	1,179,127	29,444
Impairment loss on developed oil property	––	412,012
Sales, general and administrative	2,482,491	720,327

Total operating expenses	3,661,618	1,161,783

Loss from operations	(3,549,994)	(1,140,101)

Other income (expense):
Loss on sale of marketable securities	––	(314,078)
Interest income	1,374	16,753
Interest expense	(21,235)	(27,417)
Total other income (expense)	(19,861)	(324,742)

Net loss	$(3,569,855)	$(1,464,843)

Basic and Diluted income (loss) per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding -
Basic and Diluted	255,794,274	250,136,739

See accompanying notes to consolidated financial statements

 Avenue Group, Inc. and Subsidiaries

Consolidated  Statement of Changes in Stockholders’ Deficit

	Common Stock		Preferred stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total stockholder's
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	deficit
Balance at December 31, 2006	247,590,986	49,518	––	––	33,075,751	(39,800)	(32,776,279)	309,190

Issuance of options	––	––	––	––	52,000	––	––	52,000

Reduction in unrealized component of marketable securities	––	––	––	––	––	42,566	––	42,566

Reduction in comprehensive income due to foreign exchange rate translation	––	––	––	––	––	3,187	––	3,187

Issuance of stock for accrued expenses	4,600,000	920	––	––	127,080	––	––	128,000

Loss for 2007	––	––	––	––	––	––	(1,464,843)	(1,464,843)

Balance at December 31, 2007	252,190,986	50,438	––	––	33,254,831	5,953	(34,241,122)	(929,900)

Issuance of options	––	––	––	––	71,673	––	––	71,673

Issuance of preferred stock to officers	––	––	25,000,000	25,000	1,125,000	––	––	1,150,000

Issuance of common stock to officers	4,800,000	960	––	––	109,440	––	––	110,400

Unrealized loss on marketable securities	––	––	––	––	––	(500,000)	––	(500,000)

Reduction in comprehensive income due to foreign exchange rate translation	––	––	––	––	––	(20,500)	––	(20,500)

Loss for 2008	––	––	––	––	––	––	(3,569,855)	(3,569,855)

Balance at December 31, 2008	256,990,986	51,398	25,000,000	25,000	34,560,944	(514,547)	(37,810,977)	(3,688,182)

See accompanying notes to consolidated financial statements

Avenue Group, Inc. and Subsidiaries

Consolidated Cash Flows Statements

	For the Year Ended December 31,
	2008	2007
Cash Flow From Operating Activities:
Net income (loss)	$(3,569,855)	$(1,464,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	4,526	1,954
Impairment loss on developed oil property	––	412,012
Increase in accretion of oil asset retirement obligation	––	35,444
Gain on sale of Langley stock	––	(3,105)
Loss on sale of Roo Group securities	––	317,183
Decrease in unrealized loss on investments	––	42,566
Share-based compensation	1,332,073	52,000
Interest income on performance bond	(1,297)	––
Changes in operating assets and liabilities:
Performance bond	(100,000)	––
Accounts receivable	(106,484)	––
Inventory	(170,910)	––
Other assets	(22,594)	(11,715)
Accounts payable and accrued expenses	380,783	156,687
Net Cash Used in Operating Activities	(2,253,758)	(461,817)

Cash Flow From Investing Activities:
Investment in oil and gas property	––	(3,620)
Purchases of fixed assets	(34,596)	––
Proceeds from sale of marketable securities	––	1,504
Proceeds from sale of Langley Park securities	––	213,660
Proceeds from sale of ROO Group Inc. securities	––	109,817
Net Cash (Used in) Provided by Investing Activities	(34,596)	321,361

Cash Flow From Financing Activities:
Payment of notes payable	––	2,900
(Repayments) / proceeds of notes payable officer	(68,100)	68,100
Proceeds from advances	2,202,121	––
Proceeds from notes payable	250,000	––
Net Cash Provided by Financing Activities	2,384,021	71,000

Effect of foreign currency translation on cash	(20,500)	3,187
Net increase (decrease) in cash	75,167	(66,269)
Cash at beginning of period	9,918	76,187
Cash at end of period	$85,085	$9,918

Supplemental cash flow information:
Cash paid for interest	$––	$––
Cash paid for taxes	$––	$––
Common Stock issued for accrued expenses	$––	$127,800
Receipt of Tomco stock	$500,000	$––

See accompanying notes to consolidated financial statements

AVENUE GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note 1     Company Background and Business Plan

Avenue Group, Inc. (“Avenue” or the “Company”) was incorporated in Delaware on February 2, 1999. We are engaged in oil and gas exploration and development. Avenue owns 100% of Avenue Energy Israel LTD (“AEI”) which in turn owns 75% of the Heletz-Kokhav license and 75% of the Iris License in Israel, 2 petroleum exploration licenses in the State of Israel. Our wholly-owned operating subsidiary, Avenue Energy, Inc, owns 100% of Avenue Appalachia, Inc. In 2006, we started Avenue Appalachia, Inc. (“AAI”), a Delaware company. AAI has a 10% General Partner Interest and a 31.8% Limited Partner Interest in Avenue Appalachia 2006 LP ("2006 LP"), a partnership formed in 2006. (see Note 4).

Our business activities during the years ended 2008 and 2007 were principally devoted to our oil and gas operations in Israel and the pursuit to acquire oil and gas exploration and production properties in the US and abroad.

Basis of Presentation

During the year ended December 31, 2008 the Company emerged from Development Stage status. Prior to 2008 the Company was a Development Stage Company as defined in FASB Statement 7 (FAS 7) and followed the reporting and disclosure requirements of FAS 7. Beginning with its fourth quarter ending December 31, 2008, the Company began generating significant revenues from operations and ceased being a development stage Company.

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

C. Reclassification of prior year amounts

Certain prior year amounts have been reclassified to reflect current years presentation.

D. Cash and Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value. Cash at times may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurable limits.

AVENUE GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

The carrying value of financial instruments including cash, performance bond, and marketable securities, accounts payable and accrued expense, advances, and notes payable, approximates their fair values at December 31, 2008 and 2007, due to the relatively short-term nature of these instruments.

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

We had no exploratory well cost that had been suspended for one year or more as of December 31, 2008. As of December 31, 2008 we have drilled and completed two wells in West Virginia.

We provide depletion, depreciation and amortization (DD&A) of capitalized cost of proved oil and gas property on a field-by-field basis using the units-of-production method based upon proved reserves. In computing DD&A we will take into consideration restoration, dismantlement and abandonment cost and the anticipated proceeds from equipment salvage. We account for cost of operating and maintaining of the proved property as part of the cost of oil and gas produced. We capitalize cost of support equipment and facilities and allocate their depreciation and operating costs between exploration, development, and production activities based on equipment function to the extent it is used in the activity. As of December 31, 2008, we had no proved reserves. Until such time as we discover or acquire proved reserves, we follow the guidance in paragraphs 28 and 31 of FASB Statement 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, requiring periodic assessments for impairment of unproved property and exploratory well cost when reserves are not found.

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

We review our long-lived assets for impairment when events or changes in circumstances indicate that impairment may have occurred. In the impairment test we compare the expected undiscounted future net revenue on a field-by-field basis with the related net capitalized cost at the end of each period. We will calculate expected future cash flow on all proved reserves using a 10% discount rate and escalated prices. Should the net capitalized cost exceed the undiscounted future net revenue of a property, we will write down the cost of the property to fair value, which we determine using discounted future net revenue. We provide an impairment allowance on a property-by-property basis when we determine that unproved property will not be developed. See section J of this Note.

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

AVENUE GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

G. Accounts receivable

At December 31, 2008 accounts receivable consists of amounts due from sale of oil. The Company deems all accounts receivable collectible at December 31, 2008. Management has determined that an allowance for doubtful accounts is not necessary at December 31, 2008.

H. Equipment

We record equipment at cost. We provide for depreciation using the straight-line method of accounting over the estimated useful lives ranging from 3 to 7 years.

I. Inventory

Inventory at December 31, 2008 consists of oil in tanks. The Company values inventory at the lower of cost or market. At December 31, 2008 the Company valued its inventory at fair market value.

J. Impairment of Long-Lived Assets

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

In 2008 and 2007 we recorded impairment losses of $0 and $412,012, respectively, on our oil and gas property (see Note 4). We had no impairment losses during the year ended December 31, 2008.

K. Revenue Recognition

We recognize oil and gas sales when our purchaser accepts delivery at the transfer point. At that time, title passes to the purchaser, the purchaser assumes the risks and rewards of ownership and we are able to determine the collectability of the sales.

L. Foreign Currency Translation

We translate assets and liabilities of our Australian and Israeli subsidiaries at the exchange rate prevailing at December 31, 2008 and 2007, and related revenue and expense at average exchange rates in effect during the period. We record resulting translation adjustments as a component of accumulated other comprehensive income (loss) in stockholders' deficit.

M. Income Taxes

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

AVENUE GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

At December 31, 2008, we had federal net operating loss carryforwards amounting to approximately $22,000,000, which expire through 2028. We have recorded a full valuation allowance against deferred tax assets (approximately $8,580,000 using a tax rate of 39%) resulting from the net operating loss carryforwards, because we do not consider the realization of such deferred tax assets to be more likely than not. The Company’s deferred tax asset does not include the losses of its foreign subsidiary, Avenue Energy Israel of $1,269,000 at December 31, 2008.

The difference between the recorded income tax benefit and the computed tax benefit using a 34% Federal tax rate is:

	December 31,
	2008	2007
Expected income tax (benefit)	$(1,213,000)	$	(498,000)
State taxes, net of federal benefit	(178,500)		(73,000)
Loss on foreign subsidiary	495,000		––
Increase in valuation allowance	896,500		571,000
Deferred tax asset	$––		$––

N. Share-Based Payments

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

We estimated the fair value of options granted during the years ended December 31, 2008 and 2007 on the date of grant, using the Black-Scholes pricing model with the following assumptions:

	2008	2007
Weighted average of expected risk-free interest rates	2.00%	5.00%
(Approximate 6 month Treasury Bill rate)
Expected years from vest date to exercise date	2	5
Expected stock volatility	101-109%	137-182%
Expected dividend yield	0%	0%

The Company recorded $71,673 and $52,000 of compensation expense, net of related tax effects, relative to stock options for the years ended December 31, 2008 and 2007, respectively in accordance with SFAS 123R. Net loss per share basic and diluted for this expense is $0.

O. Loss Per Common Share

We base net loss per common share (basic and diluted) on the net loss divided by the weighted average number of common shares outstanding during each year. We exclude common stock equivalents in the computation of diluted net loss per common share because the effect would be antidilutive. Had common stock equivalents not been antidilutive, the equivalents we would have added to weighted average shares outstanding in computing the loss per share would have been 9,580,000 and 64,350,000 as of December 31, 2008 and 2007, respectively.

AVENUE GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

P. Recent Accounting Pronouncements

On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position, "FSP FAS 157-2--Effective Date of FASB Statement No. 157" ("FSP 157-2"), which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, "Accounting for Leases." The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. The Company does not expect that the adoption of the provisions of FSP 157-2 will have a material impact on its financial position, cash flows or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements on or before the required effective date and thus will provide additional disclosures in its financial statements when adopted.

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect that the adoption of this provision will have a material impact on its financial position, cash flows or results of operations.

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect that the adoption of this pronouncement will have a significant impact on its financial condition, results of operations and cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have a material effect on our financial position and results of operations if adopted.

AVENUE GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. This FSP amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.

The Company does not expect that the adoption of this pronouncement will have a significant impact on its financial condition, results of operations and cash flows.

All new accounting pronouncements issued but not yet effective have been deemed to not be applicable, hence the adoption of these new standards is not expected to have a material impact on the consolidated financial statements.

Q. Concentration Of Credit Risk

Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash described below.

During the year ended December 31, 2008, we did not have balances in excess of the $250,000 limit insured by the Federal Deposit Insurance Corporation of $250,000.

One Customer accounts for 71% of sales and 74% of accounts receivable at December 31, 2008.

R. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered a loss from operations, and the Company lacks sufficient liquidity to continue its operations. Management's 2009 forecast indicates positive trends from revenues, but it may not result in an increase in operating income, net income, among others and positive cash flows.

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

Note 3     Performance Bond

The Israel Petroleum Commission (“IPC”) required the company to post a plugging bond in the amount of $100,000 to ensure that the open wells on our licenses are properly plugged and abandoned when their useful lives are determined to be concluded. Such bond is an addition to the cost of the Company’s projects. The Company is currently in talks with the IPC to renew the bond until such time that the wells are properly plugged and abandoned.

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

AVENUE GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

According to the terms of the Licenses, Avenue agreed to a work program over the next 3 years that will consist of field studies, well workovers, shooting seismic and the drilling of a new well. Failure by Avenue in implementing the work program may cause Avenue to lose its interest in the licenses. Avenue may request the conversion of the License to a 30 year production Lease in the event of a substantial increase in daily production that occurs as a result of the work program. Avenue estimates the work program expenditures at approximately $4,000,000.

On June 12, 2008, oil production was restarted from the Heletz-Kokhav license in the Heletz field. As of December 31 2008, three wells were producing around 51 bopd ("Barrels of Oil Per Day") in aggregate.

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

On April 1, 2008, the Company completed the agreement. The closing of the transaction contemplated by the agreement was subject to the satisfaction of certain conditions, including without limitation, obtaining any necessary consents or approvals from the IPC and/or any other Israeli governmental authority, and the payment of certain milestone payments by TomCo to the Company.

Upon closing, TomCo earns a 50% net working interest (after deduction of certain expenses and royalties), by assuming 100% of the costs associated with implementing the 3 year work program up to $4 million. In addition, TomCo paid the Company a transaction fee of $1 million in cash and $500,000 of restricted shares of TomCo. The agreement also sets forth certain payments to be made by TomCo which are contingent upon the successful conversion by the Company of the License into a production lease and recoverable reserves being certified at 10 million barrels or more as verified by an independent geologist. Further terms of this Agreement call for TomCo to spend at least $3,500,000 or such sum as necessary to fulfill the minimum obligations of the Heletz and Iris License subject to a cap of $4,500,000 to earn a full fifty percent (50%) interest in the Heletz License and a full twenty five percent (25%) interest in the Iris License but that if TomCo has expended at least $2,000,000 within the required terms of the License and in accordance with cash calls made by the Operator it will earn at least a minimum twenty five percent (25%) interest in the Heletz License and a minimum twelve and a half percent (12.5%) interest in the Iris License. If TomCo should spend in excess of $2,750,000 but not the full $3,500,000, it shall earn 37.5% and 18.75% , respectively. If TomCo shall have expended anything less than $2,000,000 and has indicated that it will not expend anything further or otherwise cured this breach within 45 days of notice by the Operator, then TomCo shall earn no interest whatsoever in the Licenses.

As of December 31, 2008 TomCo had advanced the Company a total of $2,702,121 of cash (including the $75,000 security deposit and the $1,000,000 transaction fee) and $500,000 of common stock (equivalent to 12,618,615 common stocks). As of December 31, 2008, the Company recorded a valuation allowance of $500,000 associated with the TomCo stock received.

AVENUE GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

On January 1, 2009 TomCo failed to meet the Company’s cash call. Despite repeated attempts by the Company notifying TomCo of its obligations. To date, TomCo has not advanced any further cash towards fulfilling their commitment. On February 11, 2009, TomCo announced that it had suspended its securities from trading on the AIM market pending clarification of its financial position. On February 24, 2009, the Company served TomCo notice that they were in breach of the agreement. On April 12, 2009, the Company served TomCo notice that the agreement has been terminated and that as according to the terms of the agreement, TomCo does not retain any interest in the Company’s licenses or in AEI.

Heletz License Pooling Agreement

On March 3, 2009 The Company announced that Avenue Energy Israel (”AEI'') entered into a Joint Operating Agreement (“JOA”) with Lapidoth-Heletz LP (”L-H'') to pool their interests in the Heletz-Kokhav and Iris licenses covering the Heletz Field in southern Israel . Under the agreement, AEI is contributed its 100% interest in the Heletz-Kokhav license and its 50% interest in the Iris License and L-H contributed its 50% interest in the Iris License into a pooling arrangement whereby AEI will retain a 75% interest and L-H a 25% interest in the combined licenses.

Additional terms of the agreement call for:

•

AEI to act as operator.

•

AEI to cover 100% of the costs associated with the Government  Approved Work Program ("GAWP").

•

AEI is to retain 100% of the production from the Heletz 1, Heletz 25, Heletz 37, Kokhav 24, Kokhav 27 and Kokhav 29 wells and L-H  retaining 100% of the production from the Heletz 40 well.

•

Lapidoth shall be designated as the preferred contractor under the terms and provisions of the JOA.

•

AEI shall pay the first $1.3 million of associated capital expenditures of the licenses following the fulfillment of the license requirements as delineated in the GAWP.

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

The first two wells of the program were drilled and completed in November and December, 2006. For the year ended December 31, 2008, the wells produced a total of 14,757 mcf for an average of 18 mcf per day in the aggregate.

Due to the performance of the first two wells of the program, we have revised the terms of the program with DAC, where the obligations of the 2006 LP will go forward on a well by well basis. In October 2007, the Limited Partner of the 2006 LP decided to drill a well on a sole risk basis. AAI did not participate in this well and will not be sharing in the revenues of this well.

AVENUE GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Asset Retirement Obligation

We record an asset retirement obligation in accordance with FAS 143. We measure the liability to plug our oil and gas wells at the end of their economic lives and to restore the land in compliance with all applicable regulations at its fair value at the balance sheet date. We consult with specialists operating our oil and gas property and other professionals in the industry to determine estimated cost in current dollars for the asset retirement obligation. We record accretion expense as the change in present value of discounted cash flow needed to satisfy our future asset retirement obligation. We review our fair value estimates annually and record results of the change in the estimates of the fair value as a change in the capitalized cost of the asset and as a change in the asset retirement obligation. We revise our annual accretion expense schedule accordingly. We use US Department of Labor annual Producer Price Index for the oil and gas machinery and equipment to calculate future cash flow for our asset retirement obligation. We use our cost of capital to calculate the present value of the future cash flow. Below is a schedule of the changes in the obligation over the years ended December 31, 2008 and 2007.

	December 31, 2008	December 31, 2007
Beginning asset retirement obligation	$12,746	$12,256
Accretion		490
Ending asset retirement obligation	$12,746	$12,746

Note 5     Inventory

Inventory at December 31, 2008 consists of oil in tanks. The Company values inventory at the lower of cost of market. At December 31, 2008 the Company valued its inventory at fair market value.

Note 6     Equipment

Equipment at December 31, 2008 and 2007 included:

	December 31, 2008	December 31, 2007
Office and computer equipment	$56,414	$21,818
Less: accumulated depreciation	(25,921)	(21,395)
Equipment, net	$30,493	$423

Depreciation expense for the year ended December 31, 2008, and 2007, was $4,526 and $1,464, respectively.

Note 7     Advances

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

Upon closing, TomCo earns a 50% net working interest (after deduction of certain expenses and royalties), by assuming 100% of the costs associated with implementing the 3 year work program up to $4 million. In addition, TomCo paid the Company a transaction fee of $1 million in cash and $500,000 of restricted shares of TomCo. The agreement also sets forth certain payments to be made by TomCo which are contingent upon the successful conversion by the Company of the License into a production lease and recoverable reserves being certified at 10 million barrels or more as verified by an independent geologist. As of December 31, 2008 TomCo had advanced the Company a total of $2,702,121 of cash (including the $75,000 security deposit) and $500,000 of common stock (equivalent to 12,618,615 common stocks). As of December 31, 2008, the Company recorded a valuation allowance of $500,000 associated with the TomCo stock received.

AVENUE GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note 8     Notes And Loans Payable - Related Party

On August 1, 2000, we borrowed $150,000 from Instanz Nominees Pty. Ltd. ("Instanz"), a related party at that time. The loan bears interest at the rate of ten percent (10%) per annum. In November 2002, we repaid $100,000 of this note from the proceeds of a private placement, leaving a balance payable of principal and interest of $160,235 and $145,970 at December 31, 2008 and 2007, respectively. Upon mutual agreement of the parties, we will repay this loan and accrued interest payable, only after we have received additional financing and at that time upon the mutual agreement of Instanz and the Company.

Note 9     Notes Payable Officer

An Officer of the Company loaned the Company a total of $68,100. The loan is payable upon demand and accrues interest at a rate of 10% per annum. As of December 31, 2008 the officer was repaid a total of $68,100. Accrued interest at December 31 30, 2008 was $3,749.

Note 10     Notes Payable

On March 17, 2008, the Company borrowed $250,000 from TomCo. The loan is payable upon demand and accrued interest at a rate of 2% per annum. Accrued interest at December 31, 2008 amounted to $4,027.

Note 11     Capitalization and Equity

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

AVENUE GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note 12     Stock Options And Other Agreements

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

Under SFAS 123R, The Company re measures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. As of December 31, 2008, a total of 9,580,000 options with a weighted average exercise price of $.02 and a weighted remaining life of 5 years are outstanding.

AVENUE GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

The following table is a summary of stock option transactions for 2008 and 2007:

	Number of Shares	Weighted average exercise price per share
Balance at December 31, 2006	63,950,000	$0.054
Granted	400,000	$0.098
Exercised	––	$––
Expired	––	$––
Balance at December 31, 2007	64,350,000	$0.054
Granted	1,980,000	0.005
Exercised	––	$––
Expired	(56,750,000)	(0.053)
Balance at December 31, 2008	9,580,000	0.006

Information, at date of issuance, for stock option grants during 2008 and 2007:

		Weighted-	Weighted-
		Average	Average
		Exercise	Fair
	Shares	Price	Value
2007:
Exercise price exceeds market price	––	$––	$––
Exercise price equals market price	––	$––	$––
Exercise price below market price	––	$––	$––
2008:
Exercise price exceeds market price	––	$––	$––
Exercise price equals market price	––	$––	$––
Exercise price below market price	1,980,000	$0.005	$0.041

At December 31, 2008, we had outstanding options to purchase 9,580,000 shares, of which 9,580,000 were fully vested and exercisable. The following table summarizes information about outstanding stock options at December 31, 2008:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Outstanding as of December 31, 2008	Weighted average exercise price per option	Weighted average remaining contractual life (years)	Exercisable as of December 31, 2007	Weighted average exercise price per option
$0.005 -$0.25	9,580,000	$0.006	4.0	64,350,000	$0.05

B. Other Agreements

Agreements with Directors and Officers

On March 23, 2008, the Company and Ledger Holdings Pty Ltd., executed a directorship and consulting agreement, effective April 1, 2008 pursuant to which Levi Mochkin will continue to serve as the Chairman of the Company’s board of directors and its Chief Executive Officer. As compensation for his service as chairman of the Company’s board of directors, the Ledger Agreement provides that Levi Mochkin will be paid $5,000 per month. In addition, an option to purchase 120,000 shares of the Company’s common stock at an exercise price of $0.005 per share will be granted to Ledger. The option will vest in monthly tranches of 10,000 shares, commencing April 1, 2008, and each 10,000 share tranche will expire on the fifth anniversary of its vesting. Compensation expense for these options were valued using the Black-Scholes method and was calculated to be $3,258 and is included in the Statement of Operations for year ended December 31, 2008.

AVENUE GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Pursuant to the Ledger Agreement, Levi Mochkin will also serve as the Company’s Chief Executive Officer for a two year term, commencing April 1, 2008. As compensation for his service he will receive $25,000 per month. In addition, 2,400,000 shares of the Company’s common stock and 12,500,000 of the Company’s newly designated Series A Preferred Stock will be issued to Ledger valued at $55,200 and $575,000, respectively and included in the Statement of Operations for the year ended December 31, 2008.

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

Pursuant to the terms of the agreement, the company shall compensate MEM for Mendel Mochkin’s services as a Director at a rate of $2,500 per month and an option to purchase 120,000 shares of the Company’s common stock at an exercise price of $0.005 per share will be granted to MEM. The option will vest in monthly tranches of 10,000 shares, effective April 1, 2008, and each 10,000 share tranche will expire on the fifth anniversary of its vesting. Compensation expense for these options were valued using the Black-Scholes method and was calculated to be $3,258 and is included in the Statement of Operations for the year ended Decembe 31, 2008. Pursuant to the agreement Mendel Mochkin will also serve as an oil and gas and general business consultant to the Company for a term of one year, effective April 1, 2008. As compensation, MEM will be paid $8,000 per month, a signing bonus of 2,400,000 shares of the Company’s common stock and 12,500,000 of the Company’s newly designated Series A Preferred Stock will be issued to MEM valued at $55,200 and $575,000, respectively. In addition options to purchase 2,400,000 shares of the Company’s common stock at an exercise price of $0.005 per share, will be granted to MEM and included in the Statement of Operations for the year ended December 31, 2008. The option will vest in monthly tranches of 200,000 shares, commencing March 23, 2008, and each 200,000 share tranche will expire on the fifth anniversary of its vesting. Compensation expense for these options were valued using the Black-Scholes method and was calculated to be $65,158 and is included in the Statement of Operations for the year ended December 31, 2008.

Note 13     Segments

For the year ended December 31, 2008 and 2007, we operated only in the oil and gas business. As such we have only one segment and all of our operations as shown in the consolidated financial statements relate to that business.

Note 14     Subsequent Events

On January 1, 2009 TomCo failed to meet the Company’s cash call. Despite repeated attempts by the Company notifying TomCo of its obligations. To date, TomCo has not advanced any more cash towards fulfilling their commitment. On February 11, 2009, TomCo announced that it had suspended its securities from trading on the AIM market pending clarification of its financial position. On February 24, 2009, the Company served TomCo notice that they were in breach of the agreement. On April 12, 2009, the Company served TomCo notice that the agreement has been terminated and that as according to the terms of the agreement, TomCo does not retain any interest in The Company’s licenses.

AVENUE GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Heletz License Pooling Agreement

On March 3, 2009 The Company announced that Avenue Energy Israel (”AEI'') entered into a Joint Operating Agreement (“JOA”) with Lapidoth-Heletz LP (”L-H'') to pool their interests in the Heletz-Kokhav and Iris licenses covering the Heletz Field in southern Israel . Under the agreement, AEI is contributed its 100% interest in the Heletz-Kokhav license and its 50% interest in the Iris License and L-H contributed its 50% interest in the Iris License into a pooling arrangement whereby AEI will retain a 75% interest and L-H a 25% interest in the combined licenses.

Additional terms of the agreement call for:

•

AEI to act as operator.

•

AEI to cover 100% of the costs associated with the Government Approved Work Program ("GAWP").

•

AEI is to retain 100% of the production from the Heletz 1, Heletz 25, Heletz 37, Kokhav 24, Kokhav 27 and Kokhav 29 wells and L-H  retaining 100% of the production from the Heletz 40 well.

•

Lapidoth shall be designated as the preferred contractor under the terms and provisions of the JOA.

•

AEI shall pay the first $1.3 million of associated capital expenditures of the licenses following the fulfillment of the license requirements as delineated in the GAWP.

The Israel Petroleum Commission (“IPC”) required the Company to post a plugging bond in the amount of $100,000 to ensure that the open wells on our licenses are properly plugged and abandoned when their useful lives are determined to be concluded. Such bond is an addition to the cost of the Company’s projects. The Company is currently in talks with the IPC to renew the bond until such time that the wells are properly plugged and abandoned.