Form 10-Q
period 2009-03-31
AVENUE GROUP INC
filed 2009-05-20
CIK 1100006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2009
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

AVENUE GROUP, INC.

(Exact name of registrant as specified in its charter)

———————

Delaware	000-30543	98-0200077
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

405 Lexington Avenue, 26th Floor, New York, N.Y. 10174

(Address of Principal Executive Office) (Zip Code)

(888) 612-4188

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the

 Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	✓ Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filed,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	✓	No

The number of shares of registrant’s common stock outstanding, as of May 19, 2009 was 256,990,986.

AVENUE GROUP, INC.

INDEX

PAGE
PART I: FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (Unaudited)

1

Consolidated Balance Sheets

1

Consolidated Operations Statements

2

Consolidated Statement of Cash Flows

3

Notes to the Consolidated Financial Statements

4

ITEM 2.     MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

17

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

22

ITEM 4.     CONTROLS AND PROCEDURES

22

PART II: OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

24

ITEM 1A.  RISK FACTORS

24

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

24

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

24

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

24

ITEM 5.     OTHER INFORMATION

24

ITEM 6.     EXHIBITS

25

SIGNATURES

27

i

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AVENUE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008 (1)
	(Un-Audited)
ASSETS:
CURRENT ASSETS:
Cash	$125,849	$85,085
Accounts receivable	24,069	106,484
Performance bond	—	101,297
Inventory	292,379	170,910
Other current assets	38,440	49,114

TOTAL CURRENT ASSETS	480,737	512,890

Marketable securities - restricted, net of valuation allowance of $500,000	—	—

OIL AND GAS PROPERTY (Successful efforts method), at cost Unproved undeveloped oil and gas property	12,820	12,820

EQUIPMENT, net of depreciation	28,006	30,493

TOTAL ASSETS	$521,563	$556,203

LIABILITIES AND STOCKHOLDERS' DECICIT:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,121,294	851,618
Advances	2,702,121	2,702,121
Advances - officer	9,000	—
Note payable - related party	52,900	52,900
Note payable	250,000	250,000

TOTAL CURRENT LIABILITIES	4,135,315	3,856,639

ASSET RETIREMENT OBLIGATION	12,746	12,746

MINORITY INTEREST	375,000	375,000

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued, and outstanding	—	—
Preferred stock Series A, $.001 par value, 25,000,000 shares authorized, issued, and outstanding	25,000	25,000
Common stock, $.0002 par value, 500,000,000 shares authorized, 256,990,986 issued and outstanding	51,398	51,398
Additional Paid - In Capital	34,586,339	34,560,944
Accumulated other comprehensive (loss) income	(513,992)	(514,547)
Accumulated deficit	(38,150,243)	(37,810,977)

TOTAL STOCKHOLDERS' DEFICIT	(4,001,498)	(3,688,182)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$521,563	$556,203

———————

(1)

Derived from Audited Financial Statements

See accompanying notes to unaudited consolidated financial statements

AVENUE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED OPERATIONS STATEMENTS

(UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008

Revenue:
Oil and Gas sales	$1,249	$3,722
	1,249	3,722

Expense:
Oil lease operating expense	68,920	––
Sales, general and administrative	267,045	381,200

Total operating expenses	335,965	381,200

Loss from operations	(334,716)	(377,478)

Other expense:
Interest expense	(4,550)	(5,448)
Total other expense	(4,550)	(5,448)

Net loss	$(339,266)	$(382,926)

Basic and Diluted income (loss) per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding -Basic and Diluted	256,990,986	252,190,986

See accompanying notes to unaudited consolidated financial statements

AVENUE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008
Cash Flow From Operating Activities:
Net loss	$(339,266)	$(382,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	2,487	366
Share-based compensation	25,395	—
Changes in operating assets and liabilities:
Performance bond	101,297	—
Accounts receivable	82,415	—
Inventory	(121,469)	—
Other assets	10,674	(85,465)
Accounts payable and accrued expenses	270,231	172,908
Net Cash Provided By (Used in) Operating Activities	31,764	(295,117)

Cash Flow From Investing Activities:
Purchases of fixed assets	—	(1,611)
Net Cash Used in Investing Activities	—	(1,611)

Cash Flow From Financing Activities:
Advances related party	9,000	—
Repayments of notes payable officer	—	(2,000)
Proceeds from advances	—	75,000
Proceeds from notes payable	—	250,000
Net Cash Provided by Financing Activities	9,000	323,000

Net increase in cash	40,764	26,272
Cash at beginning of period	85,085	9,918

Cash at end of period	$125,849	$36,190

Supplemental cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to unaudited consolidated financial statements

AVENUE GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

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

Our business activities are principally devoted to our oil and gas operations in Israel and the pursuit to acquire oil and gas exploration and production properties in the US and abroad.

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

Note 2

Summary of Significant Accounting Policies

A. Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Avenue Group, its wholly-owned subsidiaries Avenue Energy, Inc., Stampville, I.T. Technology Pty. Ltd, and the accounts of 2006 LP (see Note 4). As the losses allocated to the minority stockholders of Stampville exceeded the remaining minority interest, we have allocated the excess to Avenue Group. We eliminate all material inter-company accounts and transactions. We consolidate the accounts of 2006 LP because as the General Partner we control the partnership. This consolidation is required by the standards of Accounting Research Bulletin 51, Consolidated Financial Statements, Statement 94 of the Financial Accounting Standards Board (FASB), Consolidation of All Majority-Owned Subsidiaries, FASB Interpretation 46(R) Consolidation of Variable Interest Entities, Issue 04-05 of the Emerging Issues Task Force of the FASB, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, and FASB Staff Position SOP 78-9-1, Interaction of AICPA Statement of Position (SOP) 78-9 and EITF Issue 04-05.

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

Note 2

Summary of Significant Accounting Policies (continued)

The carrying value of financial instruments including cash, performance bond, and marketable securities, accounts payable and accrued expense, advances, and notes payable, approximates their fair values at March 31, 2009 and December 31, 2008, due to the relatively short-term nature of these instruments.

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

We had no exploratory well cost that had been suspended for one year or more as of March 31, 2009. As of March 31, 2009 we have drilled and completed two wells in West Virginia.

We provide depletion, depreciation and amortization (DD&A) of capitalized cost of proved oil and gas property on a field-by-field basis using the units-of-production method based upon proved reserves. In computing DD&A we will take into consideration restoration, dismantlement and abandonment cost and the anticipated proceeds from equipment salvage. We account for cost of operating and maintaining of the proved property as part of the cost of oil and gas produced. We capitalize cost of support equipment and facilities and allocate their depreciation and operating costs between exploration, development, and production activities based on equipment function to the extent it is used in the activity. As of March 31, 2009, we had no proved reserves. Until such time as we discover or acquire proved reserves, we follow the guidance in paragraphs 28 and 31 of FASB Statement 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, requiring periodic assessments for impairment of unproved property and exploratory well cost when reserves are not found.

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

Note 2

Summary of Significant Accounting Policies (continued)

G. Accounts receivable

At March 31, 2009 and December 31, 2008 accounts receivable consists of amounts due from sale of oil. The Company deems all accounts receivable collectible at March 31, 2009 and December 31, 2008. Management has determined that an allowance for doubtful accounts is not necessary at March 31, 2009.

H. Equipment

We record equipment at cost. We provide for depreciation using the straight-line method of accounting over the estimated useful lives ranging from 3 to 7 years.

I. Inventory

Inventory at March 31, 2009 and December 31, 2008 consists of oil in tanks. The Company values inventory at the lower of cost or market. At March 31, 2009 and December 31, 2008 the Company valued its inventory at fair market value.

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

The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as availability of suitable financing to fund acquisition and development activity. Our realization of our revenue producing assets is dependent upon future uncertain events and conditions, and accordingly, the actual timing and amounts we realize may be materially different from their estimated value. We have no impairment lossed during the three months ended March 31, 2009 and 2008.

K. Revenue Recognition

We recognize oil and gas sales when our purchaser accepts delivery at the transfer point. At that time, title passes to the purchaser, the purchaser assumes the risks and rewards of ownership and we are able to determine the collectability of the sales.

L. Foreign Currency Translation

We translate assets and liabilities of our Australian and Israeli subsidiaries at the exchange rate prevailing at March 31, 2009 and 2008, and related revenue and expense at average exchange rates in effect during the period. We record resulting translation adjustments as a component of accumulated other comprehensive income (loss) in stockholders' deficit.

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

Note 2

Summary of Significant Accounting Policies (continued)

The Company recorded $25,395 and $0 of compensation expense, net of related tax effects, relative to stock options for the three months ended March 31, 2009 and 2008, respectively in accordance with SFAS 123R. Net loss per share basic and diluted for this expense is $0.

N. Loss Per Common Share

We base net loss per common share (basic and diluted) on the net loss divided by the weighted average number of common shares outstanding during each period. We exclude common stock equivalents in the computation of diluted net loss per common share because the effect would be antidilutive. Had common stock equivalents not been antidilutive, the equivalents we would have added to weighted average shares outstanding in computing the loss per share would have been 10,240,000 and 64,350,000 as of March 31, 2009 and 2008, respectively.

O. Recent Accounting Pronouncements

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

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “ The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect that the adoption of this pronouncement will have a significant impact on its financial condition, results of operations and cash flows.

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

Note 2

Summary of Significant Accounting Policies (continued)

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

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). This pronouncement amends SFAS No. 141-R to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with SFAS No. 157, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies” (SFAS No. 5), and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS No. 141(R)-1 became effective for the Registrants as of January 1, 2009. As the provisions of FSP FAS 141(R)-1 are applied prospectively to business combinations with an acquisition date on or after the guidance became effective, the impact to the Registrants cannot be determined until the transactions occur. No such transactions occurred during the first quarter of 2009.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, (“SFAS No. 107”) and APB Opinion No. 28, “Interim Financial Reporting,” respectively, to require disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required by SFAS No. 107. FSP FAS 107-1 and APB 28-1 will be required for interim periods ending after June 15, 2009. As FSP FAS 107-1 and APB 28-1 provide only disclosure requirements, the application of this standard will not have a material impact on the Company’s results of operations, cash flows or financial position.

All new accounting pronouncements issued but not yet effective have been deemed to not be applicable, hence the adoption of these new standards is not expected to have a material impact on the consolidated financial statements.

P. Concentration Of Credit Risk

Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash described below.

For the three months ended March 31, 2009 and the year ended December 31, 2008, we did not have balances in excess of the $250,000 limit insured by the Federal Deposit Insurance Corporation of $250,000.

One customer accounted for 100% of sales for the three months ended March 31, 2009 and 2008. One Customer accounts for 100% and 74% of accounts receivable at March 31, 2009 and December 31, 2008, respectively.

Note 2

Summary of Significant Accounting Policies (continued)

Q. Going Concern

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

Note 3

Performance Bond

The Israel Petroleum Commission (“IPC”) required the company to post a plugging bond in the amount of $100,000 during the year ended Decembers 31, 2008 to ensure that the open wells on our licenses are properly plugged and abandoned when their useful lives are determined to be concluded. Such bond is an addition to the cost of the Company’s projects. During the quarter ended March 31, 2009 the $100,000 bond expired and subsequent to March 31, 2009, the Company posted a new bond in the amount of $75,000.

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

The first well (Heletz-1) was drilled to a depth of 4,800 feet (1,515 Meters) and recognized as a producing well on October 12, 1955. Initial production was approximately 400 barrels per day; oil was 29o API. A total of 88 wells have been drilled on the Heletz field to depths ranging from 4,000 to 6,500 feet, of which 59 were producing wells with the other 29 having oil shows. Peak production occurred in 1965 when daily production reached 4,000 barrels of oil per day ("BOPD").

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

On June 12, 2008, oil production was restarted from the Heletz-Kokhav license in the Heletz field. As of March 31 2009, two wells were producing around 33 bopd ("Barrels of Oil Per Day") in aggregate.

Note 4

Oil and Gas Operations (continued)

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

On March 17, 2008, the Company borrowed $250,000 from TomCo. The loan was to have accrued interest at a rate of 2% per annum and be offset against TomCo’s commitment as part of the agreement.

On April 1, 2008, the Company completed the agreement. The closing of the transaction contemplated by the agreement was subject to the satisfaction of certain conditions, including without limitation, obtaining any necessary consents or approvals from the IPC and/or any other Israeli governmental authority, and the payment of certain milestone payments by TomCo to the Company.

Upon closing, TomCo was to earn a 50% net working interest (after deduction of certain expenses and royalties), by assuming 100% of the costs associated with implementing the 3 year work program up to $4 million. In addition, TomCo paid the Company a transaction fee of $1 million in cash and $500,000 of restricted shares of TomCo. The agreement also sets forth certain payments that was to be made by TomCo which are contingent upon the successful conversion by the Company of the License into a production lease and recoverable reserves being certified at 10 million barrels or more as verified by an independent geologist. Further terms of this Agreement called for TomCo to spend at least $3,500,000 or such sum as necessary to fulfill the minimum obligations of the Heletz and Iris License subject to a cap of $4,500,000 to earn a full fifty percent (50%) interest in the Heletz License and a full twenty five percent (25%) interest in the Iris License but that if TomCo should expend less than $2,000,000 towards the work program, then TomCo shall earn no interest whatsoever in the Licenses.

On January 1, 2009 TomCo failed to meet the Company’s cash call. Despite repeated attempts by the Company notifying TomCo of its obligations, to date, TomCo has not advanced any further cash towards fulfilling their commitment. On February 11, 2009, TomCo announced that it had suspended its securities from trading on the AIM market pending clarification of its financial position. On February 24, 2009, the Company served TomCo notice that it was in breach of the agreement. On April 12, 2009, the Company served TomCo notice that the agreement has been terminated and that as according to the terms of the agreement, TomCo does not retain any interest in the Company’s licenses or in AEI.

As of March 31, 2009 TomCo had advanced the Company a total of $1,202,121 (including the $75,000 security deposit) that was expended towards the work program. TomCo also advanced a transaction fee of $1,000,000 and $500,000 of common stock (equivalent to 12,618,615 common stocks). As of March 31, 2009, the Company recorded a valuation allowance of $500,000 associated with the TomCo stock received.

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

–

AEI to act as operator.

–

AEI to cover 100% of the costs associated with the Government Approved Work Program ("GAWP").

–

AEI is to retain 100% of the production from the Heletz 1, Heletz 25, Heletz 37, Kokhav 24, Kokhav 27 and Kokhav 29 wells and L-H retaining 100% of the production from the Heletz 40 well.

–

Lapidoth shall be designated as the preferred contractor under the terms and provisions of the JOA.

Note 4

Oil and Gas Operations (continued)

–

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

The first two wells of the program were drilled and completed in November and December, 2006. For the three months ending March 31, 2009, the wells produced a total of 1,668 mcf for an average of 18.5 mcf per day in the aggregate.

Due to the performance of the first two wells of the program, we have revised the terms of the program with DAC, where the obligations of the 2006 LP will go forward on a well by well basis. In October 2007, the Limited Partner of the 2006 LP decided to drill a well on a sole risk basis. AAI did not participate in this well and will not be sharing in the revenues of this well.

Asset Retirement Obligation

We record an asset retirement obligation in accordance with FAS 143. We measure the liability to plug our oil and gas wells at the end of their economic lives and to restore the land in compliance with all applicable regulations at its fair value at the balance sheet date. We consult with specialists operating our oil and gas property and other professionals in the industry to determine estimated cost in current dollars for the asset retirement obligation. We record accretion expense as the change in present value of discounted cash flow needed to satisfy our future asset retirement obligation. We review our fair value estimates annually and record results of the change in the estimates of the fair value as a change in the capitalized cost of the asset and as a change in the asset retirement obligation. We revise our annual accretion expense schedule accordingly. We use US Department of Labor annual Producer Price Index for the oil and gas machinery and equipment to calculate future cash flow for our asset retirement obligation. We use our cost of capital to calculate the present value of the future cash flow. Below is a schedule of the changes in the obligation for the three months Ended March 31, 2009 and the year ended December 31, 2008.

	March 31, 2009	December 31, 2008
Beginning asset retirement obligation	$12,746	$12,746
Accretion	—	—
Ending asset retirement obligation	$12,746	$12,746

Note 5

Inventory

Inventory at March 31, 2009 and December 31, 2008 consists of oil in tanks. The Company values inventory at the lower of cost of market. At March 31, 2009 and December 31, 2008 the Company valued its inventory at fair market value.

Note 6

Equipment

Equipment at March 31, 2009 and December 31, 2008 included:

	March 31, 2009	December 31, 2008
Office and computer equipment	$56,414	$56,414
Less: accumulated depreciation	(28,408)	(25,921)
Equipment, net	$28,006	$30,493

Depreciation expense for the three months ended March 31, 2009, and 2008, was $2,487 and $366, respectively.

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

Upon closing, TomCo was to earn a 50% net working interest (after deduction of certain expenses and royalties), by assuming 100% of the costs associated with implementing the 3 year work program up to $4 million. In addition, TomCo paid the Company a transaction fee of $1 million in cash and $500,000 of restricted shares of TomCo. The agreement also sets forth certain payments to be made by TomCo which were contingent upon the successful conversion by the Company of the License into a production lease and recoverable reserves being certified at 10 million barrels or more as verified by an independent geologist. As of March 31, 2009 TomCo had advanced the Company a total of $1,202,121 of cash (including the $75,000 security deposit) that was expensed towards the work program. Tomco also advanced a transaction fee of $1,000,000 and $500,000 of common stock (equivalent to 12,618,615 common stocks). As of March 31, 2009, the Company recorded a valuation allowance of $500,000 associated with the TomCo stock received.

Note 8

Notes And Loans Payable - Related Party

On August 1, 2000, we borrowed $150,000 from Instanz Nominees Pty. Ltd. ("Instanz"), a related party at that time. The loan bears interest at the rate of ten percent (10%) per annum. In November 2002, we repaid $100,000 of this note from the proceeds of a private placement, leaving a balance payable of principal and interest of $163,523 and $160,235 at March 31, 2009 and December 31, 2008, respectively. Upon mutual agreement of the parties, we will repay this loan and accrued interest payable, only after we have received additional financing and at that time upon the mutual agreement of Instanz and the Company.

Note 9

Notes Payable Officer

An Officer of the Company loaned the Company a total of $68,100. The loan is payable upon demand and accrues interest at a rate of 10% per annum. As of December 31, 2008 the officer was repaid a total of $68,100. As of March 31, 2009 the Officer advanced the Company a total of $9,000. The advance is non interest bearing and is payable upon demand.

Note 10

Notes Payable

On March 17, 2008, the Company borrowed $250,000 from TomCo. The loan is payable upon demand and accrued interest at a rate of 2% per annum. Accrued interest at March 31, 2009 and December 31, 2008 amounted to $5,260 and $4,027, respectively.

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

Note 12

Stock Options And Other Agreements (continued)

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

In April 2005 we extended for three years to April 30, 2008, the expiration date of the option granted to Fawdon Investments, Ltd. to purchase 50,000,000 shares of common stock at a $0.04 exercise price. We accounted for the extension as the issuance of a new option to a non-employee in accordance with the provisions of Statement 123 and the consensus of the Emerging Issues Task Force of the FASB in Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services. That accounting resulted in a charge to operations of $2,500,000 in connection with this extension. The options expired in April 30, 2008.

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

Under SFAS 123R, The Company re measures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. As of March 31, 2009, a total of 10,240,000 options with a weighted average exercise price of $.006 and a weighted remaining life of 5 years are outstanding.

The following table is a summary of stock option transactions for 2009 and 2008:

	Number of Shares	Weighted average exercise price per share

Balance at December 31, 2007	64,350,000	$0.054
Granted	1,980,000	$0.005
Exercised	—	—
Expired	(56,750,000)	$0.053
Balance at December 31, 2008	9,580,000	$0.006
Granted	660,000	$0.005
Exercised	—	—
Expired	—	—
Balance at March 31, 2009	10,240,000	$0.006

Note 12

Stock Options And Other Agreements (continued)

At March 31, 2009, we had outstanding options to purchase 10,240,000 shares, of which 10,240,000 were fully vested and exercisable. The following table summarizes information about outstanding stock options at March 31, 2009:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Outstanding as of March 31, 2009	Weighted average exercise price per option	Weighted average remaining contractual life (years)	Exercisable as of December 31, 2008	Weighted average exercise price per option
$0.005 -$0.25	10,240,000	$0.006	4.0	10,240,000	$0.006

B. Other Agreements

Agreements with Directors and Officers

On March 23, 2008, the Company and Ledger Holdings Pty Ltd., executed a directorship and consulting agreement, effective April 1, 2008 pursuant to which Levi Mochkin will continue to serve as the Chairman of the Company’s board of directors and its Chief Executive Officer. As compensation for his service as chairman of the Company’s board of directors, the Ledger Agreement provides that Levi Mochkin will be paid $5,000 per month. In addition, an option to purchase 120,000 shares of the Company’s common stock at an exercise price of $0.005 per share will be granted to Ledger. The option will vest in monthly tranches of 10,000 shares, commencing April 1, 2008, and each 10,000 share tranche will expire on the fifth anniversary of its vesting. Compensation expense for these options were valued using the Black-Scholes method and was calculated to be $1,154 and is included in the Statement of Operations for three months ended March 31, 2009.

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

Note 12

Stock Options And Other Agreements (continued)

Pursuant to the terms of the agreement, the company shall compensate MEM for Mendel Mochkin’s services as a Director at a rate of $2,500 per month and an option to purchase 120,000 shares of the Company’s common stock at an exercise price of $0.005 per share will be granted to MEM. The option will vest in monthly tranches of 10,000 shares, effective April 1, 2008, and each 10,000 share tranche will expire on the fifth anniversary of its vesting. Compensation expense for these options were valued using the Black-Scholes method and was calculated to be $1,154 and is included in the Statement of Operations for the three months ended March 31, 2009 Pursuant to the agreement Mendel Mochkin will also serve as an oil and gas and general business consultant to the Company for a term of one year, effective April 1, 2008. As compensation, MEM will be paid $8,000 per month, a signing bonus of 2,400,000 shares of the Company’s common stock and 12,500,000 of the Company’s newly designated Series A Preferred Stock will be issued to MEM valued at $55,200 and $575,000, respectively. In addition options to purchase 2,400,000 shares of the Company’s common stock at an exercise price of $0.005 per share, will be granted to MEM and included in the Statement of Operations for the year ended December 31, 2008. The option will vest in monthly tranches of 200,000 shares, commencing March 23, 2008, and each 200,000 share tranche will expire on the fifth anniversary of its vesting. Compensation expense for these options were valued using the Black-Scholes method and was calculated to be $23,086 and is included in the Statement of Operations for three months ended March 31, 2009.

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

Overview

We were incorporated in Delaware on February 2, 1999 under the name I.T. Technology Inc. In January 2003, we changed our corporate name to Avenue Group, Inc. We are engaged in oil and gas exploration and development. We own 100% of Avenue Energy Israel LTD (“AEI”) which in turn owns 75% of the Heletz-Kokhav license and 75% of the Iris License in Israel, two petroleum exploration licenses in the State of Israel. Our wholly-owned operating subsidiary, Avenue Energy, Inc, owns 100% of Avenue Appalachia, Inc., a Delaware company, which has a 10% General Partner interest and a 31.8% Limited Partner interest in Avenue Appalachia 2006 LP, a partnership formed in 2006.

Our strategy is to acquire a portfolio of oil and gas assets. This includes the generation and acquisition of low risk drilling opportunities in the US and to acquisition of entry-level high impact oil and gas reserves abroad.

During the three months ended March 31, 2009, our activities were principally devoted to our oil and gas operations in Israel and the pursuit to acquire oil and gas exploration and production property in the US and abroad.

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

On June 12, 2008, oil production was restarted from the Heletz-Kokhav license in the Heletz field. As of March 31 2009, two wells were producing around 33 bopd ("Barrels of Oil Per Day") in aggregate.

TomCo Agreement

On April 1, 2008, the Company completed an agreement with TomCo. The closing of the transaction contemplated by the agreement was subject to the satisfaction of certain conditions, including without limitation, obtaining any necessary consents or approvals from the IPC and/or any other Israeli governmental authority, and the payment of certain milestone payments by TomCo to the Company.

Upon closing, TomCo was to earn a 50% net working interest (after deduction of certain expenses and royalties), by assuming 100% of the costs associated with implementing the 3 year work program up to $4 million. In addition, TomCo paid the Company a transaction fee of $1 million in cash and $500,000 of restricted shares of TomCo. The agreement also sets forth certain payments that was to be made by TomCo which are contingent upon the successful conversion by the Company of the License into a production lease and recoverable reserves being certified at 10 million barrels or more as verified by an independent geologist. Further terms of this Agreement called for TomCo to spend at least $3,500,000 or such sum as necessary to fulfill the minimum obligations of the Heletz and Iris License subject to a cap of $4,500,000 to earn a full fifty percent (50%) interest in the Heletz License and a full twenty five percent (25%) interest in the Iris License but that if TomCo should expend less than $2,000,000 towards the work program, then TomCo shall earn no interest whatsoever in the Licenses.

On January 1, 2009 TomCo failed to meet the Company’s cash call. Despite repeated attempts by the Company notifying TomCo of its obligations, to date, TomCo has not advanced any further cash towards fulfilling their commitment. On February 11, 2009, TomCo announced that it had suspended its securities from trading on the AIM market pending clarification of its financial position. On February 24, 2009, the Company served TomCo notice that it was in breach of the agreement. On April 12, 2009, the Company served TomCo notice that the agreement has been terminated and that as according to the terms of the agreement, TomCo does not retain any interest in the Company’s licenses or in AEI.

As of March 31, 2009 TomCo had advanced the Company a total of $1,202,121 (including the $75,000 security deposit) that was expended towards the work program. TomCo also advanced a transaction fee of $1,000,000 and $500,000 of common stock (equivalent to 12,618,615 common stocks). As of March 31, 2009, the Company recorded a valuation allowance of $500,000 associated with the TomCo stock received.

Heletz License Pooling Agreement

On March 3, 2009, the Company announced that Avenue Energy Israel (”AEI'') entered into a Joint Operating Agreement (“JOA”) with Lapidoth-Heletz LP (”L-H'') to pool their interests in the Heletz-Kokhav and Iris licenses covering the Heletz Field in southern Israel . Under the agreement, AEI is contributed its 100% interest in the Heletz-Kokhav license and its 50% interest in the Iris License and L-H contributed its 50% interest in the Iris License into a pooling arrangement whereby AEI will retain a 75% interest and L-H a 25% interest in the combined licenses.

Additional terms of the agreement call for:

–

AEI to act as operator.

–

AEI to cover 100% of the costs associated with the Government Approved Work Program ("GAWP").

–

AEI is to retain 100% of the production from the Heletz 1, Heletz 25, Heletz 37, Kokhav 24, Kokhav 27 and Kokhav 29 wells and L-H retaining 100% of the production from the Heletz 40 well.

–

Lapidoth shall be designated as the preferred contractor under the terms and provisions of the JOA.

–

AEI shall pay the first $1.3 million of associated capital expenditures of the licenses following the fulfillment of the license requirements as delineated in the GAWP.

We continue to focus our activities on re-developing the Heletz field. This includes repairing wells, reviewing plugged wells that are candidates for workovers and collecting and reviewing field and production data for additional upside opportunities.

Results of Operations

For the three months ended March 31, 2009 compared to three months ended March 31, 2008.

During the three months ended March 31, 2009, our activity was principally devoted to oil and gas activities in the State of Israel arising out of the granting of the Heletz Field license by the Israel Petroleum Commission and to the pursuit of acquiring oil and gas exploration and production properties in the U.S. and abroad.

We generated $1,249 in net revenues for the three months ended March 31, 2009, versus $3,722 in net revenues for the three months ended March 31, 2008. The decrease in revenue is primarily due a reduction of production from West Virginia.

Net losses for the three months ended March 31, 2009 were $339,266 compared to net losses of $382,926 for the three months ended March 31, 2008. Total operating expenses for the three months ended March 31 2009, decreased by $45,235. The decrease is predominantly a result of a decrease in sales, general and administrative expenses.

Liquidity and Capital Resources

We have generated losses from inception and anticipate that we will continue to incur significant losses until, at the earliest, we can generate sufficient revenue to offset the substantial up-front capital expenditures and operating cost associated with establishing, attracting and retaining a significant business base. As of March 31, 2009, we have a net loss of $339,266 and $382,926 and a cash flow from operations of $31,764 and $(295,117) for the three months ended March 31, 2009 and 2008, respectively. We have an accumulated deficit of $38,150,243 and $37,810,977 as of March 31, 2009 and December 31, 2008, respectively. We cannot offer any assurance that we will be able to generate significant revenue or achieve profitable operations.

The capital requirements relating to implementation of our business plan will be significant. As of March 31, 2009, we had cash of $125,849 and a working capital deficit of $3,654,578 as compared to $85,085 in cash and working capital of $3,343,749 as of December 31, 2008.

Our cash and cash equivalents increased by $40,764 from $85,085 as of December 31, 2008 to $125,849 as of March 31, 2009. The increase was a result of the Company’s $100,000 performance bond being released. Subsequent to March 31, 2009 the Company posted a new performance bond in the amount of $75,000.

During the next nine months, our business plan contemplates that we further develop our oil and gas activities. To date we have been dependent on the proceeds of the production from the Heletz field and other financings in order to implement our operations.

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

Inventory

Inventory at March 31, 2009 and December 31, 2008 consists of oil in tanks. The Company values inventory at the lower of cost or market. At March 31, 2009 and December 31, 2008 the Company valued its inventory at fair market value.

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

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “ The Meaning of  Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect that the adoption of this pronouncement will have a significant impact on its financial condition, results of operations and cash flows.

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

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). This pronouncement amends SFAS No. 141-R to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with SFAS No. 157, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies” (SFAS No. 5), and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS No. 141(R)-1 became effective for the Registrants as of January 1, 2009. As the provisions of FSP FAS 141(R)-1 are applied prospectively to business combinations with an acquisition date on or after the guidance became effective, the impact to the Registrants cannot be determined until the transactions occur. No such transactions occurred during the first quarter of 2009.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, (“SFAS No. 107”) and APB Opinion No. 28, “Interim Financial Reporting,” respectively, to require disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required by SFAS No. 107. FSP FAS 107-1 and APB 28-1 will be required for interim periods ending after June 15, 2009. As FSP FAS 107-1 and APB 28-1 provide only disclosure requirements, the application of this standard will not have a material impact on the Company’s results of operations, cash flows or financial position.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of December 31, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

On February 24, 2009, the Company served TomCo notice that it was in breach of the Farmin agreement dated April 1, 2008. On April 12, 2009, the Company served TomCo notice that the agreement has been terminated and that as according to the terms of the agreement, TomCo does not retain any interest in the Company’s licenses or in Avenue Energy Israel. TomCo has refuted the termination and TomCo alleges that the Company had failed to comply with its reporting obligations to TomCo under the agreement and the related Joint Operating Agreement. TomCo further alleges, that as an agreed work program was not in place, the Company was not entitled to make cash calls on TomCo. The Company rejects TomCo’s view and that the agreement has been terminated as according to the terms of the agreement. The agreement provides for arbitration proceedings in Israel as the venue for dispute resolution. If TomCo were to prevail, it would cause a material adverse affect on our business, financial condition and operating results. As of May 20, 2009, no such proceedings have commenced by either party.

We are currently not aware of any other legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 1A.

RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors", in our Annual Report on Form 10-K for the year ended December 31, 2008. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

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

10.10

Employment Agreement by and between Avenue Group, Inc. and Steven Gordon dated March 8, 2004 (incorporated by reference to Exhibit 10.33 of the Registrant's Form 10-KSB for the year ended December 31, 2003).

10.11

Option Agreement by and between Avenue Group, Inc. and Steven Gordon dated March 8, 2004 (incorporated by reference to Exhibit 10.33(a) of the Registrant's Form 10-KSB for the year ended December 31, 2003).

10.12

Option Agreement by and between Avenue Group, Inc. and Steven Gordon dated March 8, 2004 (incorporated by reference to Exhibit 10.33(b) of the Registrant's Form 10-KSB for the year ended December 31, 2003).

Exhibit No.	Description
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

10.23

Revised Compensation Letter, dated August 7, 2006 between the Registrant and Norman J. Singer, (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-QSB for the fiscal quarter ended June 30, 2006).

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

10.27	Heletz Licenses Pool Agreement Dated as of March 2, 2009 (incorporated by reference to 10.27 of the Registrant’s annual report on Form 10-K filed with the SEC on April 15, 2009)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVENUE GROUP, INC.

Date: May 20, 2009	By:	/s/ LEVI MOCHKIN
Levi Mochkin
President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)